Form 10-Q
period 2015-03-31
Party City Holdco Inc.
filed 2015-05-15
CIK 1592058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-37344

Party City Holdco Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-0539758
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

80 Grasslands Road Elmsford, NY	10523
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:

(914) 345-2020

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 15, 2015, 119,252,775 shares of the Registrant’s common stock were outstanding.

PARTY CITY HOLDCO INC.

Form 10-Q

March 31, 2015

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2015	2014
	(Note 2) (Unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$35,839	$47,214
Accounts receivable, net	126,362	140,663
Inventories, net	575,556	582,230
Prepaid expenses and other current assets	78,442	77,232

Total current assets	816,199	847,339
Property, plant and equipment, net	244,419	248,684
Goodwill	1,562,531	1,557,250
Trade names	568,742	569,343
Other intangible assets, net	102,090	107,010
Other assets, net	54,609	51,237

Total assets	$3,348,590	$3,380,863

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$133,975	$25,336
Accounts payable	91,109	145,686
Accrued expenses	133,934	165,683
Income taxes payable	0	34,670
Current portion of long-term obligations	12,185	12,249

Total current liabilities	371,203	383,624
Long-term obligations, excluding current portion	2,125,380	2,127,583
Deferred income tax liabilities	308,616	309,338
Deferred rent and other long-term liabilities	41,559	38,030

Total liabilities	2,846,758	2,858,575

Redeemable common securities (3,088,631 shares issued and outstanding at March 31, 2015 and December 31, 2014)	40,955	35,062

Commitments and contingencies

Stockholders’ equity:
Common stock (91,007,894 shares issued and outstanding at March 31, 2015 and December 31, 2014)	910	910
Additional paid-in capital	463,620	469,117
Retained earnings	21,409	29,934
Accumulated other comprehensive loss	(25,062)	(12,735)

Total stockholders’ equity	460,877	487,226

Total liabilities, redeemable common securities and stockholders’ equity	$3,348,590	$3,380,863

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2015	2014
Revenues:
Net sales	$458,195	$429,220
Royalties and franchise fees	3,910	3,767

Total revenues	462,105	432,987

Expenses:
Cost of sales	294,274	274,381
Wholesale selling expenses	17,125	18,188
Retail operating expenses	80,314	80,286
Franchise expenses	3,459	3,365
General and administrative expenses	37,652	36,090
Art and development costs	5,277	4,771

Total expenses	438,101	417,081

Income from operations	24,004	15,906

Interest expense, net	38,479	39,409
Other (income) expense, net	(1,421)	6,649

Loss before income taxes	(13,054)	(30,152)
Income tax benefit	(4,529)	(10,240)

Net loss	$(8,525)	$(19,912)

Comprehensive loss	$(20,852)	$(20,545)

Net loss per common share-Basic	$(0.09)	$(0.21)

Net loss per common share-Diluted	$(0.09)	$(0.21)

Weighted-average number of common shares-Basic	94,096,525	93,853,004
Weighted-average number of common shares-Diluted	94,096,525	93,853,004

Dividends declared per share	$0.00	$0.00

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2014	91,007,894	$910	$469,117	$29,934	$(12,735)	$487,226
Net loss				(8,525)		(8,525)
Equity based compensation			396			396
Adjustment of redeemable common shares			(5,893)			(5,893)
Foreign currency adjustments					(13,359)	(13,359)
Impact of foreign exchange contracts, net of taxes					1,032	1,032

Balance at March 31, 2015	91,007,894	$910	$463,620	$21,409	$(25,062)	$460,877

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows used in operating activities:
Net loss	$(8,525)	$(19,912)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	20,151	20,972
Amortization of deferred financing costs and original issuance discount	3,074	6,209
Provision for doubtful accounts	682	120
Deferred income tax expense (benefit)	258	(3,474)
Deferred rent	1,405	2,689
Undistributed (income) loss in unconsolidated joint venture	(91)	583
(Gain) loss on sale of assets	(2,660)	498
Equity based compensation	396	396
Changes in operating assets and liabilities, net of effects of acquired businesses:
Decrease in accounts receivable	13,811	17,050
Decrease (increase) in inventories	4,280	(1,438)
Increase in prepaid expenses and other current assets	(780)	(5,902)
Decrease in accounts payable, accrued expenses and income taxes payable	(123,122)	(111,570)

Net cash used in operating activities	(91,121)	(93,779)

Cash flows used in investing activities:
Cash paid in connection with acquisitions, net of cash acquired	(8,253)	(2,152)
Capital expenditures	(12,715)	(13,656)
Proceeds from disposal of property and equipment	11	504

Net cash used in investing activities	(20,957)	(15,304)

Cash flows provided by financing activities:
Repayment of loans, notes payable and long-term obligations	(27,431)	(1,140,295)
Proceeds from loans, notes payable and long-term obligations	133,100	1,241,120
Cash held in escrow in connection with acquisitions	(3,832)	0
Exercise of stock options	0	805
Debt issuance costs	0	(148)

Net cash provided by financing activities	101,837	101,482
Effect of exchange rate changes on cash and cash equivalents	(1,134)	184

Net decrease in cash and cash equivalents	(11,375)	(7,417)
Cash and cash equivalents at beginning of period	47,214	25,645

Cash and cash equivalents at end of period	$35,839	$18,228

Supplemental disclosure of cash flow information:
Cash paid during the period
Interest	$58,791	$63,991
Income taxes, net of refunds	$32,471	$14,752

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share)

Note 1 – Description of Business

Party City Holdco Inc. (the “Company” or “Party City Holdco”) is the leading party goods retailer, by revenue, in North America and, we believe, the largest vertically integrated supplier of decorated party goods globally by revenue. The Company is a popular one-stop shopping destination for party supplies, balloons, and costumes. In addition to being a great retail brand, the Company is a global, world-class organization that combines state-of-the-art manufacturing and sourcing operations, and sophisticated wholesale operations with a multi-channel retailing strategy that includes the Party City brick and mortar and e-commerce retail operations. The Company is the leading player in its category, vertically integrated and unique in its breadth and depth. Party City Holdco designs, manufactures, sources and distributes party goods, including paper and plastic tableware, metallic and latex balloons, Halloween and other costumes, accessories, novelties, gifts and stationery throughout the world. The Company’s retail operations include approximately 900 specialty retail party supply stores in the United States and Canada, operating under the names Party City and Halloween City, and e-commerce websites, principally through the domain name PartyCity.com. Party City Holdco also franchises both individual stores and franchise areas throughout the United States and Puerto Rico, principally under the name Party City.

Party City Holdco is a holding company with no operating assets or operations. The Company owns 100% of PC Nextco Holdings, LLC (“PC Nextco”), which owns 100% of PC Intermediate Holdings, Inc. (“PC Intermediate”). PC Intermediate owns 100% of Party City Holdings Inc. (“PCHI”), which owns the Company’s operating subsidiaries.

Note 2 – Basis of Presentation and Recently Issued Accounting Pronouncements

The unaudited condensed consolidated financial statements of the Company include the accounts of the Company and its majority-owned and controlled entities. All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included in the unaudited condensed consolidated financial statements.

The majority of our retail operations define a fiscal year (“Fiscal Year”) as the 52-week period or 53-week period ended on the Saturday nearest December 31st of each year and define fiscal quarters (“Fiscal Quarter”) as the four interim 13-week periods following the end of the previous Fiscal Year, except in the case of a 53-week Fiscal Year when the fourth Fiscal Quarter is extended to 14 weeks. The condensed consolidated financial statements of the Company combine the Fiscal Quarters of our retail operations with the calendar quarters of our wholesale operations. The Company has determined the differences between the retail operation’s Fiscal Year and Fiscal Quarters and the calendar year and calendar quarters to be insignificant.

Operating results for interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2015. Our business is subject to substantial seasonal variations as our retail segment has realized a significant portion of its net sales, cash flows and net income in the fourth quarter of each year, principally due to its Halloween season sales in October and, to a lesser extent, other year-end holiday sales. We expect that this general pattern will continue. Our results of operations may also be affected by industry factors that may be specific to a particular period such as movement in and the general level of raw material costs. For further information see the consolidated financial statements, and notes thereto, included in the Company’s Form S-1, as filed with the Securities and Exchange Commission.

PARTY CITY HOLDCO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except per share)

Recently Issued Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. The pronouncement will be effective for the Company during the first quarter of 2016. It will require companies to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of such debt liability. As of March 31, 2015 and December 31, 2014, the Company had $42,028 and $44,372, respectively, of debt issuance costs recorded in “other assets” on the Company’s condensed consolidated balance sheet.

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The update clarifies that a performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition. The pronouncement will be effective for the Company during the first quarter of 2016. Although the Company continues to review this pronouncement, it does not believe that it will have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The pronouncement contains a five-step model which replaces most existing revenue recognition guidance. Currently, the update is effective for the Company during the first quarter of 2017. However, the FASB has proposed delaying the standard by a year, with early adoption permitted. The pronouncement can be applied retrospectively to prior reporting periods or through a cumulative-effect adjustment as of the date of adoption. The Company is in the process of evaluating the impact of the pronouncement on the Company’s consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. The update changed the criteria for reporting discontinued operations and enhanced disclosures related to disposals of components of an entity. The Company adopted the update during the three months ended March 31, 2015 and such adoption did not have a material impact on the Company’s consolidated financial statements.

Note 3 – Inventories

Inventories consisted of the following:

	March 31, 2015	December 31, 2014
Finished goods	$543,539	$550,975
Raw materials	22,056	22,093
Work in process	9,961	9,162

	$575,556	$582,230

Inventories are valued at the lower of cost or market. The Company determines the cost of inventory at its retail stores using the weighted average method. Other inventory cost is principally determined using the first-in, first-out method.

The Company estimates retail inventory shortages for the periods between physical inventory dates on a store-by-store basis. Inventory shrinkage estimates can be affected by changes in merchandise mix and changes in actual shortage trends. The shrinkage rate from the most recent physical inventory, in combination with historical experience, is the basis for estimating shrinkage.

PARTY CITY HOLDCO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except per share)

Note 4 – Income Taxes

The income tax benefit for the three months ended March 31, 2015 was determined based upon the Company’s estimated consolidated effective income tax rate for the year ending December 31, 2015. The difference between the estimated consolidated effective income tax rate for the year ending December 31, 2015 and the U.S. federal statutory rate is primarily attributable to unrecognized foreign tax credits and state income taxes, partially offset by a foreign rate differential and available domestic manufacturing deductions.

Note 5 – Changes in Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss consisted of the following:

	Three Months Ended March 31, 2015
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at December 31, 2014	$(12,969)	$234	$(12,735)
Other comprehensive (loss) income before reclassifications, net of income tax	(13,359)	1,198	(12,161)
Amounts reclassified from accumulated other comprehensive loss to the condensed consolidated statement of operations and comprehensive loss, net of income tax	0	(166)	(166)

Net current-period other comprehensive (loss) income	(13,359)	1,032	(12,327)

Balance at March 31, 2015	$(26,328)	$1,266	$(25,062)

	Three Months Ended March 31, 2014
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at December 31, 2013	$5,738	$(330)	$5,408
Other comprehensive loss before reclassifications, net of income tax	(627)	(55)	(682)
Amounts reclassified from accumulated other comprehensive income to the condensed consolidated statement of operations and comprehensive loss, net of income tax	0	49	49

Net current-period other comprehensive loss	(627)	(6)	(633)

Balance at March 31, 2014	$5,111	$(336)	$4,775

PARTY CITY HOLDCO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except per share)

Note 6 – Capital Stock

At March 31, 2015, the Company’s authorized capital stock consisted of 300,000,000 shares of $0.01 par value common stock. On April 2, 2015, the Company affected a 2,800 for 1 split of its common stock. All earnings per share amounts and number of shares outstanding have been retroactively adjusted. See Note 13 for further discussion.

Under the terms of Party City Holdco’s stockholders’ agreement, dated July 27, 2012, employee stockholders who died or became disabled while employed could have required Party City Holdco to purchase all of the shares held by the employee stockholders. The aggregate amount that would have been payable by the Company to current employee stockholders should they have died or become disabled while employed, based on the estimated fair market value of fully paid and vested common securities, totaled $40,955 and $35,062 at March 31, 2015 and December 31, 2014, respectively, and was classified as redeemable common securities on the Company’s consolidated balance sheet, with a corresponding adjustment to additional paid-in capital. As there was no active market for Party City Holdco’s common stock, the Company estimated the fair value of the stock based on a valuation model, which was periodically substantiated by independent appraisals or third-party transactions, including acquisitions. The valuation model took into consideration the fact that Party City Holdco’s stock was not marketable as of March 31, 2015 and December 31, 2014. During April 2015, Party City Holdco consummated an initial public offering of its common stock and, at such time, the existing stockholders’ agreement was amended. In conjunction with such amendment, employee stockholders no longer have the ability to require Party City Holdco to purchase their shares in the event of death or disability. See Note 13 for further discussion of the initial public offering.

The changes in redeemable common securities during the three months ended March 31, 2015 were as follows:

Balance at December 31, 2014	$35,062
Adjustment of common shares to fair value	5,893

Balance at March 31, 2015	$40,955

PARTY CITY HOLDCO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except per share)

Note 7 – Segment Information

Industry Segments

The Company has two identifiable business segments. The Wholesale segment designs, manufactures, contracts for manufacture and distributes party goods, including paper and plastic tableware, metallic and latex balloons, Halloween and other costumes, accessories, novelties, gifts and stationery throughout the world. The Retail segment operates specialty retail party supply stores in the United States and Canada, principally under the names Party City and Halloween City, and it operates e-commerce websites, principally through the domain name Partycity.com. The Retail segment also franchises both individual stores and franchise areas throughout the United States and Puerto Rico, principally under the name Party City.

The Company’s industry segment data for the three months ended March 31, 2015 and March 31, 2014 was as follows:

	Wholesale	Retail	Consolidated
Three Months Ended March 31, 2015
Revenues:
Net sales	$250,716	$313,272	$563,988
Royalties and franchise fees	0	3,910	3,910

Total revenues	250,716	317,182	567,898
Eliminations	(105,793)	0	(105,793)

Net revenues	$144,923	$317,182	$462,105

Income from operations	$12,669	$11,335	$24,004

Interest expense, net			38,479
Other income, net			(1,421)

Loss before income taxes			$(13,054)

	Wholesale	Retail	Consolidated
Three Months Ended March 31, 2014
Revenues:
Net sales	$232,491	$299,579	$532,070
Royalties and franchise fees	0	3,767	3,767

Total revenues	232,491	303,346	535,837
Eliminations	(102,850)	0	(102,850)

Net revenues	$129,641	$303,346	$432,987

Income from operations	$11,905	$4,001	$15,906

Interest expense, net			39,409
Other expense, net			6,649

Loss before income taxes			$(30,152)

PARTY CITY HOLDCO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except per share)

Geographic Segments

Intercompany sales between geographic areas primarily consist of sales of finished goods for distribution in foreign markets and are made at cost plus a share of operating profit.

Note 8 – Commitments and Contingencies

The Company is a party to certain claims and litigation in the ordinary course of business. The Company does not believe these proceedings will result, individually or in the aggregate, in a material adverse effect on its financial condition or future results of operations.

The Company is an assignor with contingent lease liability for four stores sold to franchisees and other parties. The potential contingent lease obligations continue until the applicable leases expire in 2018. The maximum amount of the contingent lease obligations may vary, but is limited to the sum of the total amount due under the leases. At March 31, 2015, the maximum amount of the contingent lease obligations was approximately $870. Payment of such amount is contingent upon certain events occurring, which management has not assessed as probable or estimable at this time.

Note 9 – Derivative Financial Instruments

The Company is directly and indirectly affected by changes in certain market conditions. These changes in market conditions may adversely impact the Company’s financial performance and are referred to as market risks. The Company, when deemed appropriate, uses derivatives as a risk management tool to mitigate the potential impact of certain market risks. The primary market risks managed through the use of derivative financial instruments are interest rate risk and foreign currency exchange rate risk.

Interest Rate Risk Management

As part of the Company’s risk management strategy, the Company periodically uses interest rate swap agreements to hedge the variability of cash flows on floating rate debt obligations. Accordingly, interest rate swap agreements are reflected in the consolidated balance sheets at fair value and the related gains and losses on these contracts are deferred in stockholders’ equity and recognized in interest expense over the same period in which the related interest payments being hedged are recognized in income. The fair value of an interest rate swap agreement is the estimated amount that the counterparty would receive or pay to terminate the swap agreement at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparty. The Company did not utilize interest rate swap agreements during the three months ended March 31, 2015 and March 31, 2014.

Foreign Exchange Risk Management

A portion of the Company’s cash flows is derived from transactions denominated in foreign currencies. In order to reduce the uncertainty of foreign exchange rate movements on transactions denominated in foreign currencies, including the British Pound Sterling, the Canadian Dollar, the Euro, the Malaysian Ringgit and the Australian Dollar, the Company enters into foreign exchange contracts with major international financial institutions. These forward contracts, which typically mature within one year, are designed to hedge anticipated foreign currency transactions, primarily inventory purchases and sales. For contracts that qualify for hedge accounting, the terms of the foreign exchange contracts are such that cash flows from the contracts should be highly effective in offsetting the expected cash flows from the underlying forecasted transactions.

The foreign currency exchange contracts are reflected in the condensed consolidated balance sheets at fair value. The fair value of the foreign currency exchange contracts is the estimated amount that the counterparties would receive or pay to terminate the foreign currency exchange contracts at the reporting date, taking into account current foreign exchange spot rates. At March 31, 2015 and December 31, 2014, the Company had foreign currency exchange contracts that qualified for hedge accounting. No components of these agreements were excluded in the measurement of hedge effectiveness. As these hedges were 100% effective, there was no impact on earnings due to hedge ineffectiveness. The Company anticipates that substantially all unrealized gains and losses in accumulated other comprehensive loss related to these foreign currency exchange contracts will be reclassified into earnings by June 2017.

PARTY CITY HOLDCO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except per share)

The following table displays the fair values of the Company’s derivatives at March 31, 2015 and December 31, 2014:

	Derivative Assets				Derivative Liabilities
	Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value
Derivative Instrument	March 31, 2015		December 31, 2014		March 31, 2015		December 31, 2014
Foreign Exchange Contracts	(a) PP	$2,143	(a) PP	$0	(b) AE	$632	(b) AE	$476

(a)	PP = Prepaid expenses and other current assets
(b)	AE = Accrued expenses

The following table displays the notional amounts of the Company’s derivatives at March 31, 2015 and December 31, 2014:

Derivative Instrument	March 31, 2015	December 31, 2014
Foreign Exchange Contracts	$40,602	$8,900

Note 10 – Fair Value Measurements

The provisions of FASB ASC Topic 820, “Fair Value Measurement”, define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

PARTY CITY HOLDCO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except per share)

The following table shows assets and liabilities as of March 31, 2015 that are measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total as of March 31, 2015
Derivative assets	$0	$2,143	$0	$2,143
Derivative liabilities	0	632	0	632

The following table shows assets and liabilities as of December 31, 2014 that are measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total as of December 31, 2014
Derivative assets	$0	$0	$0	$0
Derivative liabilities	0	476	0	476

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record other assets and liabilities at fair value on a nonrecurring basis, generally as a result of impairment charges.

The carrying amounts for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximated fair value at March 31, 2015 because of the short-term maturities of the instruments and/or their variable rates of interest.

The carrying amount and fair value of the Company’s borrowings under its $1,125,000 Term Loan Credit Agreement (“Term Loan Credit Agreement”), its $700,000 Senior Notes (“Senior Notes”) and its $350,000 PIK Notes (“Nextco Notes”) are as follows:

	March 31, 2015
	Carrying Amount	Fair Value
Term Loan Credit Agreement	$1,087,052	$1,095,705
Nextco Notes	347,458	358,313
Senior Notes	700,000	756,000

The fair values of the Term Loan Credit Agreement, the Nextco Notes and the Senior Notes represent Level 2 fair value measurements as the debt instruments trade in inactive markets.

The carrying amounts for other long-term debt approximated fair value at March 31, 2015 based on the discounted future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturity.

See Note 13 for discussion of the redemption of the Nextco Notes.

PARTY CITY HOLDCO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except per share)

Note 11 – Earnings Per Share

Basic earnings per share are computed by dividing net income available for common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated based on the weighted average number of outstanding common shares plus the dilutive effect of stock options as if they were exercised.

A reconciliation between basic and diluted income per share is as follows:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Net loss	$(8,525)	$(19,912)

Weighted average shares - Basic	94,096,525	93,853,004
Effect of dilutive securities:
Stock options	0	0

Weighted average shares - Diluted	94,096,525	93,853,004

Net loss per common share - Basic	$(0.09)	$(0.21)

Net loss per common share - Diluted	$(0.09)	$(0.21)

All earnings per share amounts and number of shares outstanding have been retroactively adjusted to give effect to a 2,800-for-1 split of the Company’s common stock, which was effected on April 2, 2015.

During the three months ended March 31, 2015 and 2014, 2,559,200 stock options and 2,681,840 stock options, respectively, were excluded from the calculation of net loss per common share – Diluted as they were anti-dilutive.

Note 12 – Long-Term Obligations

Long-term obligations consisted of the following:

	March 31, 2015	December 31, 2014
Term Loan Credit Agreement	$1,087,052	$1,089,242
Capital lease obligations	3,055	3,274
Nextco Notes	347,458	347,316
Senior Notes	700,000	700,000

Total long-term obligations	2,137,565	2,139,832
Less: current portion	(12,185)	(12,249)

Long-term obligations, excluding current portion	$2,125,380	$2,127,583

The Nextco Notes were redeemed during May 2015. See Note 13 for further discussion.

Note 13 – Subsequent Events

On April 2, 2015, the Company affected a 2,800 for 1 split of its common stock. All earnings per share amounts and number of shares outstanding have been retroactively adjusted.

Additionally, during April 2015, the Company consummated an initial public offering of its common stock and sold 25,156,250 shares. The estimated net proceeds of the offering, approximately $398,228 after underwriter fees and other expenses directly related to the offering, were used to, among other things, fully redeem the Nextco Notes and pay a management agreement termination fee to affiliates of Thomas H. Lee Partners, L.P. (“THL”) and Advent International Corporation (“Advent”).

The Company paid $363,720 in order to redeem all $350,000 of the Nextco Notes as such redemption required both a 2% prepayment penalty, $7,000, and the payment of all accrued interest as of the redemption date, $6,720.

In 2012, the Company entered into a management agreement with THL and Advent under which THL and Advent provided advice to the Company on, among other things, financing, operations, acquisitions and dispositions. Under the agreement, THL and Advent were paid an annual management fee for such services. In connection with the initial public offering, the management agreement was terminated and the Company paid THL and Advent an aggregate termination fee of $30,691.

Additionally, in conjunction with the initial public offering, the existing stockholders’ agreement was amended and employee stockholders no longer have the ability to require the Company to purchase their shares in the event of death or disability. See Note 6 for further details.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References throughout this document to the “Company” include Party City Holdco Inc. and its subsidiaries. In this document the words “we,” “our,” “ours” and “us” refer only to the Company and its subsidiaries and not to any other person.

Business Overview

Our Company

We are the leading party goods retailer by revenue in North America and, we believe, the largest vertically integrated supplier of decorated party goods globally, based on revenues, with multiple levers to drive future growth across channels, products and geographies. We have the only coast-to-coast network of party superstores in the U.S. and Canada that make it easy and fun to enhance special occasions with a differentiated shopping experience and an unrivaled assortment of innovative and exciting merchandise offered at a compelling value. Through a series of acquisitions, we built a powerful retail operation that captures the full manufacturing-to-retail margin on a significant portion of the products sold in our stores. We believe we are the largest global designer, manufacturer and distributor of decorated party supplies, by revenue, with products found in over 40,000 retail outlets worldwide, including our own stores as well as independent party supply stores, mass merchants, grocery retailers, dollar stores and others. Our category-defining retail concept, multi-channel reach, widely recognized brands, broad and deep product offering, and low-cost global sourcing model are, we believe, significant competitive advantages. We believe these characteristics position us for continued organic and acquisition-led growth and margin expansion.

How We Assess the Performance of Our Company

In assessing the performance of our company, we consider a variety of performance and financial measures for our two operating segments, Retail and Wholesale. These key measures include revenues and gross profit, comparable retail same-store sales and operating expenses. We also review other metrics such as adjusted EBITDA, adjusted net income (loss) and adjusted net income (loss) per common share - diluted. For a discussion of our use of these measures and a reconciliation of adjusted EBITDA to net income (loss) and adjusted net income (loss) to net income (loss), please see below.

Segments

Our Retail segment generates revenues from the sale of merchandise to the end consumer through our chain of company-owned party goods stores, our e-commerce websites, including PartyCity.com, and our chain of temporary Halloween City locations. Franchise revenues include royalties on franchise retail sales and franchise fees charged for the initial franchise award and subsequent renewals. Our retail sales of party goods are fueled by everyday events such as birthdays, various seasonal events, particularly Halloween, and other special occasions occurring throughout the year. In addition, through Halloween City, our temporary Halloween business, we seek to maximize our Halloween seasonal opportunity. As a result, in 2014, our Halloween business represented approximately 25% of our total domestic retail sales, generally occurring in a five-week selling season ending on October 31. We expect to continue to generate a significant portion of our retail sales during the Halloween selling season.

Our Wholesale segment generates revenues globally through sales of Amscan, Designware, Anagram, Costumes USA and other party supplies to party goods superstores, including our company-owned and franchised stores, other party goods retailers, dollar stores, mass merchants, independent card and gift stores and other retailers and distributors throughout the world.

Intercompany sales between the Wholesale and the Retail segment are eliminated, and the profits on intercompany sales are deferred and realized at the time the merchandise is sold to the consumer. For segment reporting purposes, certain general and administrative expenses and art and development costs are allocated based on revenues.

Financial Measures

Revenues. Revenues from retail operations are recognized at point of sale. We estimate future retail sales returns and record a provision in the period in which the related sales are recorded based on historical information. Retail revenues include shipping revenue related to e-commerce sales. Retail sales are reported net of taxes collected. Franchise royalties are recognized based on reported franchise retail sales.

Revenues from our wholesale operations represent the sale of our products to third parties, less rebates, discounts and other allowances. The terms of our wholesale sales are generally free-on-board (“FOB”) shipping point, and revenue is recognized when goods are shipped. We estimate reductions to revenues for volume-based rebate programs and subsequent credits at the time sales are recognized. Intercompany sales from our wholesale operations to our retail stores are eliminated in our consolidated total revenues.

Comparable Retail Same-Store Sales. The growth in same-store sales represents the percentage change in same-store sales in the period presented compared to the prior year. Same-store sales exclude the net sales of a store for any period if the store was not open during the same period of the prior year. Comparable sales are calculated based upon stores that were open at least thirteen full months as of the end of the applicable reporting period. When a store is reconfigured or relocated within the same general territory, the store continues to be treated as the same store. If, during the period presented, a store was closed, sales from that store up to and including the closing day are included as same-store sales as long as the store was open during the same period of the prior year. Same-store sales for the Party City brand include North American retail e-commerce sales.

Cost of Sales. At retail, cost of sales reflects the direct cost of goods purchased from third parties and the production or purchase costs of goods acquired from our wholesale operations. Retail cost of sales also includes inventory shrinkage, inventory adjustments, inbound freight, occupancy costs related to store operations (such as rent and common area maintenance, utilities and depreciation on assets) and all logistics costs associated with our retail e-commerce business. Cost of sales at wholesale reflects the production costs (i.e., raw materials, labor and overhead) of manufactured goods and the direct cost of purchased goods, inventory shrinkage, inventory adjustments, inbound freight to our manufacturing and distribution facilities, distribution costs and outbound freight to get goods to our wholesale customers.

Our cost of sales increases in higher volume periods as the direct costs of manufactured and purchased goods, inventory shrinkage and freight are generally tied to net sales. However, other costs are largely fixed or vary based on other factors and do not necessarily increase as sales volume increases. Changes in the mix of our products may also impact our overall cost of sales. The direct costs of manufactured and purchased goods are influenced by raw material costs (principally paper, petroleum-based resins and cotton), domestic and international labor costs in the countries where our goods are purchased or manufactured and logistics costs associated with transporting our goods. We monitor our inventory levels on an on-going basis in order to identify slow-moving goods.

On July 27, 2012, PC Merger Sub, Inc., a wholly-owned subsidiary of PC Intermediate, merged into PCHI, with PCHI being the surviving entity (“the Transaction”). As a result of the Transaction, we applied the acquisition method of accounting and increased the value of our inventory by $89.8 million as of July 28, 2012. The adjustment principally reflects the previously deferred wholesale margin on inventory supplied to our retail operations and on hand at July 27, 2012. Such adjustment increased our cost of sales subsequent to July 27, 2012 as the related inventory was sold. See “Results of Operations” below for further discussion.

Wholesale Selling Expenses. Wholesale selling expenses include the costs associated with our wholesale sales and marketing efforts, including merchandising and customer service. Costs include the salaries and benefits of the related work force, including sales-based bonuses and commissions. Other costs include catalogues, showroom rent, travel and other operating costs. Certain selling expenses, such as sales-based bonuses and commissions, vary in proportion to sales, while other costs vary based on other factors, such as our marketing efforts, or are largely fixed and do not necessarily increase as sales volumes increase.

Retail Operating Expenses. Retail operating expenses include all of the costs associated with retail store operations, excluding occupancy-related costs included in cost of sales. Costs include store payroll and benefits, advertising, supplies and credit card costs. Retail expenses are largely variable but do not necessarily vary in proportion to net sales.

Franchise Expenses. Franchise expenses include the costs associated with operating our franchise network, including salaries and benefits of the administrative work force and other administrative costs. These expenses generally do not vary proportionally with royalties and franchise fees.

General and Administrative Expenses. General and administrative expenses include all operating costs not included elsewhere in the statement of operations and comprehensive income (loss). These expenses include payroll and other expenses related to operations at our corporate offices, including occupancy costs, related depreciation and amortization, legal and professional fees and data-processing costs. These expenses generally do not vary proportionally with net sales.

Art and Development Costs. Art and development costs include the costs associated with art production, creative development and product management. Costs include the salaries and benefits of the related work force. These expenses generally do not vary proportionally with net sales.

Adjusted EBITDA. We define EBITDA as net income (loss) before interest expense, net, income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance. We caution investors that amounts presented in accordance with our definition of Adjusted EBITDA may not be comparable to similar measures disclosed by other issuers, because not all issuers and analysts calculate Adjusted EBITDA in the same manner. We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Adjusted EBITDA: (i) as a factor in determining incentive compensation, (ii) to evaluate the effectiveness of our business strategies and (iii) because the credit facilities use Adjusted EBITDA to measure compliance with certain covenants.

Adjusted Net Income. Adjusted net income represents our net income (loss), adjusted for, among other items, intangible asset amortization, non-cash purchase accounting adjustments, amortization of deferred financing costs and original issue discount, the Sponsors management fee, refinancing charges, equity based compensation, impairment charges and costs relating to the Transactions. We present adjusted net income because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. While we have historically not used adjusted net income for internal management reporting and valuation purposes, we believe adjusted net income is a helpful benchmark to evaluate our operating performance.

Results of Operations

Three Months Ended March 31, 2015 Compared To Three Months Ended March 31, 2014

The following table sets forth the Company’s operating results and operating results as a percentage of total revenues for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015		2014
	(Dollars in thousands)
Revenues:
Net sales	$458,195	99.2%	$429,220	99.1%
Royalties and franchise fees	3,910	0.8	3,767	0.9

Total revenues	462,105	100.0	432,987	100.0

Expenses:
Cost of sales	294,274	63.7	274,381	63.4
Wholesale selling expenses	17,125	3.7	18,188	4.2
Retail operating expenses	80,314	17.4	80,286	18.6
Franchise expenses	3,459	0.8	3,365	0.7
General and administrative expenses	37,652	8.1	36,090	8.4
Art and development costs	5,277	1.1	4,771	1.0

Total expenses	438,101	94.8	417,081	96.3

Income from operations	24,004	5.2	15,906	3.7

Interest expense, net	38,479	8.3	39,409	9.2
Other (income) expense, net	(1,421)	(0.3)	6,649	1.5

Loss before income taxes	(13,054)	(2.8)	(30,152)	(7.0)

Income tax benefit	(4,529)	(1.0)	(10,240)	(2.4)

Net loss	$(8,525)	(1.8)%	$(19,912)	(4.6)%

Net loss per common share - Basic	$(0.09)		$(0.21)

Net loss per common share - Diluted	$(0.09)		$(0.21)

Revenues

Total revenues for the first quarter of 2015 were $462.1 million and were $29.1 million or 6.7% higher than the first quarter of 2014. The following table sets forth the Company’s total revenues for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015		2014
	Dollars in Thousands	Percentage of Total Revenues	Dollars in Thousands	Percentage of Total Revenues
Net Sales:
Wholesale	$250,716	54.3%	$232,491	53.7%
Eliminations	(105,793)	(22.9)%	(102,850)	(23.8)%

Net wholesale	144,923	31.4%	129,641	29.9%
Retail	313,272	67.8%	299,579	69.2%

Total net sales	458,195	99.2%	429,220	99.1%
Royalties and franchise fees	3,910	0.8%	3,767	0.9%

Total revenues	$462,105	100.0%	$432,987	100.0%

Retail

Retail net sales during the first quarter of 2015 were $313.3 million and increased $13.7 million, or 4.6%, compared to the corresponding quarter of 2014. Retail net sales at our Party City stores totaled $282.4 million and were $11.1 million, or 4.1%, higher than the corresponding quarter of 2014. In addition to a 5.2% increase in same-store sales discussed below, the increase in sales at our Party City stores reflects the operation of 20 additional stores during the first quarter of 2015 as 24 stores were opened, two stores were acquired and six stores were closed during the twelve months ended March 31, 2015. Further, a shift in the timing of the Easter selling season, which occurred during the first quarter of 2015, compared to the second quarter of 2014, positively impacted first quarter 2015 sales by approximately $4 million. Partially offsetting these positive factors was the impact of the Company’s retail calendar. For the Company’s retail operations, the first quarters of 2015 and 2014 began on January 4, 2015 and December 29, 2013, respectively. The timing shift negatively impacted first quarter 2015 sales by approximately $7 million in comparison to the first quarter of 2014 as the first quarter of 2014 benefitted from New Year’s sales. Global retail e-commerce sales totaled $30.9 million during the first quarter of 2015 and were $2.6 million, or 9.2%, higher than the corresponding quarter of 2014.

Same-store sales for the Party City brand (including North American retail e-commerce sales and sales at acquired stores, to the extent that the stores were converted to the Party City format and included in our sales for the comparable period of the prior year) increased by 5.2% during the first quarter of 2015, including 1.5% attributable to the timing of Easter. The 5.2% increase in same store sales reflects a 4.5% increase in average transaction dollar size and a 0.7% increase in transaction count. Excluding the impact of e-commerce, same-store sales increased by 5.2% due to a 4.5% increase in average transaction dollar size and a 0.7% increase in transaction count. The North American retail e-commerce sales included in our Party City brand comp increased by 4.7% due to an increase in average transaction dollar size. Same store sales percentages were not affected by the shift in the start of the Company’s retail calendar as such percentages are based on a comparison of sales for the corresponding weeks from each calendar year.

Wholesale

Wholesale net sales during the first quarter of 2015 totaled $144.9 million and were $15.3 million, or 11.8%, higher than during the first quarter of 2014. During the quarter, net sales to domestic party goods retailers and distributors, including our franchisee network, totaled $73.7 million and were $6.9 million, or 10.3%, higher than the corresponding quarter of 2014. The increase was principally driven by licensed juvenile birthday product, contract manufacturing sales of paper tableware, and sales of gift product, which each increased by approximately $2 million. Net sales of metallic balloons to domestic distributors and other domestic retailers totaled $22.8 million and were $2.6 million, or 12.9%, higher than in 2014, principally driven by strong sales of licensed product and the timing of certain Valentine’s Day sales, which shifted from the fourth quarter of 2013 to the first quarter of 2015. These increases were partially offset by the impact of the October 2014 acquisition of one of our largest balloon distributors, U.S. Balloon Manufacturing Co., Inc. (“U.S. Balloon”). The acquisition resulted in the addition of approximately $3 million of U.S. Balloon third-party sales during the first quarter of 2015, which was more than offset by the elimination of our now intercompany sales to U.S. Balloon (which totaled approximately $5 million in the first quarter of 2014 and which were reported as third-party sales in such quarter). Sales from our international operations (including sales into the U.S.) and U.S. export sales totaled $48.4 million and were $5.8 million, or 13.6%, higher than the first quarter of 2014. The variance was principally due to sales of party goods to a large multi-national company located in the U.S. and, to a lesser extent, increased party goods sales in Europe (excluding the impact of foreign currency) and higher sales of Christy’s costumes. Foreign currency exchange negatively impacted first quarter 2015 international sales by approximately $4 million.

Intercompany sales to our retail affiliates totaled $105.8 million during the first quarter of 2015 and were $2.9 million, or 2.9%, higher than the corresponding period of 2014. The increase principally reflects the acquisition of U.S. Balloon, which distributes metallic balloons to our Party City stores. Intercompany sales represented 42.2% of total wholesale sales during the first quarter of 2015, compared to 44.2% during the corresponding period of 2014. The intercompany sales of our wholesale segment are eliminated against the intercompany purchases of our retail segment in the consolidated financial statements.

Royalties and franchise fees

Royalties and franchise fees for the first quarter of 2015 were $3.9 million and were principally consistent with the corresponding quarter of 2014.

Gross Profit

Our total gross profit on net sales during the first quarter of 2015 was 35.8%, compared to 36.1% during the first quarter of 2014. As a result of the Transaction, we applied the acquisition method of accounting and increased the value of our inventory by $89.8 million as of July 28, 2012. Such adjustment increased our cost of sales during the first quarter of 2014 by $1.4 million as the related inventory was sold. Further, during the application of the acquisition method of accounting, we increased the values of certain intangible assets and property, plant and equipment. The impact of such adjustments on depreciation and amortization expense increased our cost of sales during the first quarters of 2015 and 2014 by $3.0 million and $4.5 million, respectively. The purchase accounting adjustments to cost of sales negatively impacted our gross profit percentages during the first quarters of 2015 and 2014 by 70 basis points and 140 basis points, respectively.

The following table sets forth the Company’s gross profit for the three months ended March 31, 2015 and March 31, 2014.

	Three Months Ended March 31,
	2015		2014
	Dollars in Thousands	Percentage of Net Sales	Dollars in Thousands	Percentage of Net Sales
Retail	$119,476	38.1%	$112,190	37.5%
Wholesale	44,445	30.7	42,649	32.9

Total	$163,921	35.8%	$154,839	36.1%

The gross profit on net sales at retail during the first quarters of 2015 and 2014 was 38.1% and 37.5%, respectively. The purchase accounting adjustments to cost of sales negatively impacted retail’s gross profit percentage during the first quarters of 2015 and 2014 by 50 basis points and 120 basis points, respectively. Excluding the impact of purchase accounting, the gross profit percentage during the first quarter of 2015 was principally consistent with the first quarter of 2014. During the first quarter of 2015, our wholesale share of shelf at our Party City stores and our North American retail e-commerce operations (i.e., the percentage of our retail product cost of sales supplied by our wholesale operations) was 71.6%.

The gross profit on net sales at wholesale during the first quarters of 2015 and 2014 was 30.7% and 32.9%, respectively. The purchase accounting adjustments to cost of sales negatively impacted wholesale’s gross profit percentage during the first quarters of 2015 and 2014 by 110 basis points and 170 basis points, respectively. The gross profit percentage during the first quarter of 2015 was lower than during the corresponding quarter of 2014. The decrease in margin was partially due to the strengthening of the U.S. Dollar and its unfavorable impact on certain of our international subsidiaries that purchase product denominated in U.S. Dollars and sell in local currency. Additionally, the 2015 margin percentage was impacted by changes in sales mix, including lower margins from higher international sales, increased contract manufacturing sales, and increased sales of licensed product (due to royalties).

Operating expenses

Wholesale selling expenses were $17.1 million during the first quarter of 2015 and $18.2 million during the corresponding quarter of 2014. The $1.1 million, or 5.8%, decrease was principally due to foreign currency translation at international subsidiaries, a $0.3 million decrease in intangible asset amortization, and cost savings associated with a reorganization of our party/gift sales and marketing group. Wholesale selling expenses were 11.8% and 14.0% of net wholesale sales during the first quarters of 2015 and 2014, respectively.

Retail operating expenses during the first quarter of 2015 were $80.3 million and were consistent with 2014. The impact of net new stores and inflationary cost increases was offset by the timing of certain advertising costs and, to a lesser extent, the impact of foreign currency translation on operating expenses at our Canadian and U.K. retail operations. Retail operating expenses were 25.6% and 26.8% of net retail sales during the first quarters of 2015 and 2014, respectively.

Franchise expenses during the first quarters of 2015 and 2014 were $3.5 million and $3.4 million, respectively.

General and administrative expenses during the first quarters of 2015 and 2014 were $37.7 million and $36.1 million, respectively. General and administrative expenses were $1.6 million, or 4.3%, higher than in 2014. The increase principally reflects the acquisition of U.S. Balloon in October 2014 and individually minor cost increases across multiple operations and accounts, including compensation and bad debt expense. Such increases were partially offset by favorable foreign currency translation. General and administrative expenses as a percentage of total revenues decreased from 8.4% in 2014 to 8.1% in 2015.

Art and development costs during the first quarters of 2015 and 2014 were $5.3 million and $4.8 million, respectively. The increase of $0.5 million was principally due to increased head count and other costs incurred in order to support the expansion of Halloween and other retail programs. The costs were 1.1% and 1.0% of total revenues during 2015 and 2014, respectively.

Interest expense, net

Interest expense, net, totaled $38.5 million during the first quarter of 2015, compared to $39.4 million during the first quarter of 2014. The decrease was principally due to the February 2014 amendment of the Term Loan Credit Agreement, which lowered the interest rate by 25 basis points.

During April 2015, the Company consummated an initial public offering of its common stock. The net proceeds of the offering were used to, among other things, fully redeem all $350 million of the 8.75% Nextco Notes.

Other (income) expense, net

Other income, net, was $1.4 million during the three months ended March 31, 2015. Other expense, net, was $6.6 million during the first quarter of 2014.

Other (income) expense, net includes foreign currency (gains) losses, corporate development expenses and (gains) losses from unconsolidated joint ventures. In addition, during the first quarter of 2015, the Company sold certain assets related to the newly acquired U.S. Balloon business and recorded a $2.7 million gain on such sale.

Also, during February 2014, we amended the Term Loan Credit Agreement. In conjunction with the refinancing, we wrote-off $1.6 million of costs that had been capitalized during the issuance of the debt. Additionally, we wrote-off $0.6 million of the net original issuance discount that existed as of the time of the amendment and $0.7 million of the unamortized call premium that existed at the time of the amendment. Also in conjunction with the refinancing, we expensed $1.4 million of banker and legal fees.

Income tax benefit

The income tax benefit for the three months ended March 31, 2015 was determined based upon the Company’s estimated consolidated effective income tax rate for the year ending December 31, 2015 of 38.5%. The difference between the estimated full-year rate and the actual effective rate for the first quarter of 2015 of 34.7% is principally due to certain subsidiaries incurring current period operating losses which are not benefitted and, to a lesser extent, a discrete change by New York City impacting the Company’s deferred tax liability. The difference between the estimated consolidated effective income tax rate for the year ending December 31, 2015 and the U.S. federal statutory rate is primarily attributable to unrecognized foreign tax credits and state income taxes, partially offset by a foreign rate differential and available domestic manufacturing deductions.

Adjusted EBITDA, Adjusted Net Income and Adjusted Net Income per Common Share - Diluted

We present adjusted EBITDA, adjusted net income (loss) and adjusted net income (loss) per common share - diluted as supplemental measures of our operating performance. We define EBITDA as net income (loss) before interest expense, net, income taxes, depreciation and amortization. We define adjusted EBITDA as EBITDA, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance. These further adjustments are itemized below. Adjusted net income represents our net income (loss), adjusted for, among other items, intangible asset amortization, non-cash purchase accounting adjustments, amortization of deferred financing costs and original issue discount, the management fee, refinancing charges, equity-based compensation, impairment charges and costs associated with the Transaction. We define adjusted net income (loss) per common share – diluted as adjusted net income (loss) divided by diluted weighted average common shares outstanding (used in the computation of net income (loss) per common share – diluted in our consolidated statement of operations and comprehensive income (loss)). We present adjusted EBITDA, adjusted net income (loss) and adjusted net income (loss) per common share - diluted as supplemental measures of our performance. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating adjusted EBITDA, adjusted net income (loss) and adjusted net income (loss) per common share - diluted, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of adjusted EBITDA, adjusted net income (loss) and adjusted net income (loss) per common share - diluted should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

We present adjusted EBITDA, adjusted net income (loss) and adjusted net income (loss) per common share - diluted because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use adjusted EBITDA: (i) as a factor in determining incentive compensation, (ii) to evaluate the effectiveness of our business strategies and (iii) because the credit facility uses adjusted EBITDA to measure compliance with certain covenants. While we have historically not used adjusted net income (loss) and adjusted net income (loss) per common share - diluted for internal management reporting and valuation purposes, we believe adjusted net income is a helpful benchmark to evaluate our operating performance.

Adjusted EBITDA, adjusted net income (loss) and adjusted net income (loss) per common share - diluted have limitations as analytical tools. Some of these limitations are:

•	adjusted EBITDA and adjusted net income do not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	adjusted EBITDA and adjusted net income do not reflect changes in, or cash requirements for, our working capital needs;

•	adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our indebtedness;

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and adjusted EBITDA and adjusted net income do not reflect any cash requirements for such replacements;

•	non-cash compensation is and will remain a key element of our overall long-term incentive compensation package, although we exclude it as an expense when evaluating our ongoing operating performance for a particular period;

•	adjusted EBITDA and adjusted net income do not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations; and

•	other companies in our industry may calculate adjusted EBITDA and adjusted net income differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, adjusted EBITDA, adjusted net income (loss) and adjusted net income (loss) per common share - diluted should not be considered in isolation or as substitutes for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using adjusted EBITDA, adjusted net income (loss) and adjusted net income (loss) per common share - diluted only on a supplemental basis. The reconciliations from net income (loss) to each of adjusted EBITDA and adjusted net income for the periods presented is as follows:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
(Dollars in thousands)
Net loss	$(8,525)	$(19,912)
Interest expense, net	38,479	39,409
Income taxes	(4,529)	(10,240)
Depreciation and amortization	20,151	20,972

EBITDA	45,576	30,229
Non-cash purchase accounting adjustments	1,818	1,447
Management fee (a)	930	839
Restructuring, retention and severance	640	1,539
Refinancing charges (b)	—	4,396
Deferred rent	1,405	2,689
Closed store expense	261	815
Foreign currency losses	1,202	1,179
Equity based compensation	396	396
Undistributed (income) loss in unconsolidated joint venture	(91)	583
Gain on sale of assets (c)	(2,660)	—
Other	18	723

Adjusted EBITDA	$49,495	$44,835

(a)	Represents management fees paid to THL and Advent. The management agreement terminated upon the consummation of the initial public offering in April 2015. See footnote 13 of Item 1. for further discussion.
(b)	During February 2014, the Company amended the Term Loan Credit Agreement and recorded expense. See “Results of Operations” above for further discussion.
(c)	During January 2015, the Company recorded a gain on the sale of certain assets obtained in the October 2014 acquisition of U.S. Balloon.

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
(Dollars in thousands, except per share amounts)
Loss before income taxes	$(13,054)	$(30,152)
Intangible asset amortization	4,769	5,651
Non-cash purchase accounting adjustments (a)	2,658	3,183
Amortization of deferred financing costs and original issuance discount (b)(c)	3,074	6,209
Management fee (d)	930	839
Refinancing charges (b)	—	1,407
Equity based compensation	396	396
Gain on sale of assets (e)	(2,660)	—

Adjusted loss before income taxes	(3,887)	(12,467)
Adjusted income tax benefit (f)	(1,000)	(3,767)

Adjusted net loss	$(2,887)	$(8,700)

Adjusted net loss per common share - diluted	$(0.03)	$(0.09)

(a)	As a result of the Transaction, the Company applied the acquisition method of accounting and increased the value of certain property, plant and equipment. The impact of such adjustments on depreciation expense increased the Company’s expenses. These property, plant and equipment depreciation amounts are included in “Non-cash purchase accounting adjustments” for purposes of calculating “adjusted net income,” but are excluded from “Non-cash purchase accounting adjustments” for purposes of calculating adjusted EBITDA since they are included in depreciation expense.
(b)	During February 2014, the Company amended the Term Loan Credit Agreement. In conjunction with the refinancing, the Company wrote-off $1.6 million of costs that had been capitalized during the issuance of the debt. Additionally, the Company wrote-off $0.6 million of the net original issuance discount and $0.7 million of the unamortized call premium that existed at the time of the amendment. These amounts are included in “Amortization of deferred financing costs and original issue discount” in this table and in the Company’s condensed consolidated statement of cash flows included elsewhere in this filing. Also, in conjunction with the refinancing, the Company expensed $1.4 million of banker and legal fees.
(c)	Represents the amortization of deferred financing costs and original issuance discounts related to debt offerings. Additionally, 2014 includes the write-off of deferred financing costs, net original issue discounts and unamortized call premiums in conjunction with the February 2014 Term Loan Credit Agreement amendment. See note (b) for further discussion.
(d)	Represents management fees paid to THL and Advent. The management agreement terminated upon the consummation of the initial public offering in April 2015. See footnote 13 of Item 1. for further discussion.
(e)	During January 2015, the Company recorded a gain on the sale of certain assets obtained in the October 2014 acquisition of U.S. Balloon.
(f)	Represents the income tax (benefit) expense using the rate in effect after considering the adjustments.

Liquidity

We expect that cash generated from operating activities and availability under our credit agreements will be our principal sources of liquidity. Based on our current level of operations, we believe that these sources will be adequate to meet our liquidity needs for at least the next 12 months. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the ABL Facility and the Term Loan Credit Agreement in amounts sufficient to enable us to repay our indebtedness or to fund our other liquidity needs.

During April 2015, the Company consummated an initial public offering of its common stock. The net proceeds of the offering were used to, among other things, fully redeem all $350 million of the 8.75% Nextco Notes and make management agreement termination payments to THL and Advent in the aggregate amount of $30.7 million (see Note 13 in Item 1. for further discussion).

Cash Flow

Net cash used in operating activities totaled $91.1 million and $93.8 million during the three months ended March 31, 2015 and 2014, respectively. Net cash flows provided by operating activities before changes in operating assets and liabilities were $14.7 million during the first three months of 2015, compared to $8.1 million during 2014, with the variance principally attributable to the increased profitability during 2015. Changes in operating assets and liabilities during the first three months of 2015 and 2014 resulted in the use of cash of $105.8 million and $101.9 million, respectively, and principally reflected the pay down of Halloween and other fourth quarter seasonal trade accounts payable.

Net cash used in investing activities totaled $21.0 million during the three months ended March 31, 2015, as compared to $15.3 million during the three months ended March 31, 2014. Investing activities during 2015 and 2014 included $8.3 million and $2.2 million, respectively, paid in connection with acquisitions. Capital expenditures during the three months ended March 31, 2015 and 2014 were $12.7 million and $13.7 million, respectively. Retail capital expenditures totaled $8.9 million during 2015 and principally related to store conversions and new stores. Wholesale capital expenditures totaled $3.8 million and primarily related to printing plates and dies, as well as machinery and equipment at the Company’s manufacturing operations.

Net cash provided by financing activities was $101.8 million during the three months ended March 31, 2015, as compared to $101.5 million during the corresponding period of 2014. During February 2014, the Company amended the Term Loan Credit Agreement. As all term loans outstanding at the time of the amendments were replaced with new term loans for the same principal amount, the Company included the total principal amount, $1,111.0 million, in both the repayment of loans, notes payable and long-term obligations and the proceeds from loans, notes payable and long-term obligations.

At March 31, 2015, we had $243.9 million of excess availability under the ABL Facility, after considering borrowing base restrictions.

Legal Proceedings

From time to time, we are subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of the date of this filing, we do not believe we are party to any claim or litigation, the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Seasonality

Wholesale Operations

Despite a concentration of holidays in the fourth quarter of the year, as a result of our expansive product lines, customer base and increased promotional activities, the impact of seasonality on the quarterly results of our wholesale operations has been limited. However, due to Halloween and Christmas, the inventory balances of our wholesale operations are slightly higher during the third quarter than during the remainder of the year. Additionally, the promotional activities of our wholesale business, including special dating terms, particularly with respect to Halloween products sold to retailers and other distributors, result in slightly higher accounts receivable balances during the third quarter.

Retail Operations

Our retail operations are subject to significant seasonal variations. Historically, this segment has realized a significant portion of its revenues, cash flow and net income in the fourth quarter of the year, principally due to our Halloween sales in October and, to a lesser extent, year-end holiday sales.

Cautionary Note Regarding Forward-Looking Statements

From time to time, including in this filing and, in particular, the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we make “forward-looking statements” within the meaning of federal and state securities laws. Disclosures that use words such as the company “believes,” “anticipates,” “expects,” “estimates,” “intends,” “will,” “may” or “plans” and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect our current expectations and are based upon data available to us at the time the statements were made. An example of a forward-looking statement is our belief that our cash generated from operating activities and availability under our credit facilities will be adequate to meet our liquidity needs for at least the next 12 months. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. These risks, as well as other risks and uncertainties, are detailed in the sections titled “Risk Factors” and elsewhere in our Form S-1 filed with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. All forward-looking statements are qualified by these cautionary statements and are made only as of the date of this filing. Any such forward-looking statements, whether made in this filing or elsewhere, should be considered in context with the various disclosures made by us about our business. The following risks related to our business, among others, could cause actual results to differ materially from those described in the forward-looking statements:

•	our ability to compete effectively in a competitive industry;

•	fluctuations in commodity prices;

•	our ability to appropriately respond to changing merchandise trends and consumer preferences;

•	successful implementation of our store growth strategy;

•	decreases in our Halloween sales;

•	disruption to the transportation system or increases in transportation costs;

•	product recalls or product liability;

•	economic slowdown affecting consumer spending and general economic conditions;

•	loss or actions of third party vendors and loss of the right to use licensed material;

•	disruptions at our manufacturing facilities;

•	failure by suppliers or third-party manufacturers to follow acceptable labor practices or to comply with other applicable laws and guidelines;

•	our international operations subjecting us to additional risks;

•	potential litigation and claims;

•	lack of available additional capital;

•	our inability to retain or hire key personnel;

•	risks associated with leasing substantial amounts of space;

•	failure of existing franchisees to conduct their business in accordance with agreed upon standards;

•	adequacy of our information systems, order fulfillment and distribution facilities;

•	our ability to adequately maintain the security of our electronic and other confidential information;

•	our inability to successfully identify and integrate acquisitions;

•	adequacy of our intellectual property rights;

•	adequacy of helium supplies;

•	risks related to our substantial indebtedness; and

•	the other factors set forth under “Risk Factors” in the Company’s Form S-1.

Except as required by law, we undertake no obligation to update publicly any forward-looking statements after the date of this filing to conform these statements to actual results or to changes in our expectations.

You should read this filing with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a result of our variable rate indebtedness, our earnings are affected by changes in interest rates. If market interest rates for our variable rate indebtedness averaged 2% more than the interest rate incurred during the three months ended March 31, 2015 and 2014, the interest expense amounts disclosed in “Results of Operations” in Item 2. would have increased by $5.8 million and $6.0 million, respectively. The income (loss) before income taxes for the three months ended March 31, 2015 and 2014 would also have been impacted by the same amounts. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowings and considering any interest rate swap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could potentially take action to mitigate our exposure to the change. However, due to the uncertainty of the specific actions that we would take and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

As a result of the sale of our products in foreign markets, our earnings are affected by fluctuations in the value of the U.S. dollar when compared to the values of foreign currencies. Although we periodically enter into foreign currency forward contracts to hedge against the earnings impact of such fluctuations, we (1) may not be able to achieve hedge effectiveness in order to qualify for hedge-accounting treatment and, therefore, would record any gain or loss on the mark-to-market of the contracts in other expense (income) and (2) may not be able to hedge such risks completely or permanently. A uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our foreign sales are denominated would have decreased income from operations, as stated in the consolidated financial statements included elsewhere in this filing, by $2.2 million during the three months ended March 31, 2015 and 2014. The income (loss) before income taxes would have also been impacted by the same amounts. In addition to the direct effects of changes in exchange rates, changes in exchange rates may also affect the volume of sales. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not consider a potential change in sales levels.

Item 4. Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Act”)) as of March 31, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is: (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from our Initial Public Offering

In April 2015, we consummated the initial public offering of our common stock pursuant to a registration statement on Form S-1, as amended (File No. 333-193466) that was declared effective on April 15, 2015. Under the registration statement, we registered the offering and sale of an aggregate of 25,156,250 shares of our common stock at a price of $17.00 per share (including the underwriters’ option to purchase additional shares) for an aggregate offering price of $427.7 million.

Goldman, Sachs & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as Senior Active Bookrunners, Credit Suisse Securities (USA) LLC and Morgan Stanley & Co. LLC acted as Junior Active Bookrunners, Barclays Capital Inc., Deutsche Bank Securities Inc. and J.P. Morgan Securities LLC acted as Passive Bookrunners, William Blair & Company, L.L.C., Stephens Inc. and Telsey Advisory Group LLC acted as Co-managers for the offering.

The offering commenced on April 16, 2015 and closed on April 21, 2015. The sale of shares pursuant to the underwriters’ option to purchase additional shares also closed on April 21, 2015.

We raised a total of $427.7 million in gross proceeds in the initial public offering, or approximately $398.2 million in net proceeds after deducting approximately $26.7 million in underwriting discounts and commissions and approximately $2.7 million in estimated offering expenses. None of the underwriting discounts and commissions or other offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10 percent or more of our common stock or to any affiliates of ours.

On April 21, 2015, we deposited with the trustee under the indenture governing the Nextco Notes a portion of our net proceeds from the initial public offering to repay in full all amounts outstanding in respect of the $350.0 million Nextco Notes, including a 2% prepayment penalty and the related accrued and unpaid interest.

Additionally, $30.7 million of the net proceeds were used to make a management agreement termination payment to THL and Advent. After such payment, the remaining proceeds totaled approximately $4 million.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three month periods ended March 31, 2015 and March 31, 2014; (iii) the Condensed Consolidated Statement of Stockholders’ Equity for the three month period ended March 31, 2015 and (iv) the Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2015 and March 31, 2014; and (v) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARTY CITY HOLDCO INC.

	By:	/s/ Michael A. Correale
Michael A. Correale
Chief Financial Officer
Date: May 15, 2015		(on behalf of the registrant and as principal financial and accounting officer)