Form 10-Q
period 2015-09-30
Party City Holdco Inc.
filed 2015-11-13
CIK 1592058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 12, 2015, 119,258,374 shares of the Registrant’s common stock were outstanding.

PARTY CITY HOLDCO INC.

Form 10-Q

September 30, 2015

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2015	December 31, 2014
	(Note 2) (Unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$53,805	$47,214
Accounts receivable, net	190,127	140,663
Inventories, net	684,387	582,230
Prepaid expenses and other current assets	127,966	77,232

Total current assets	1,056,285	847,339
Property, plant and equipment, net	272,180	248,684
Goodwill	1,563,232	1,557,250
Trade names	569,024	569,343
Other intangible assets, net	92,712	107,010
Other assets, net	32,002	51,237

Total assets	$3,585,435	$3,380,863

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$360,477	$25,336
Accounts payable	199,726	145,686
Accrued expenses	168,908	165,683
Income taxes payable	0	34,670
Current portion of long-term obligations	14,267	12,249

Total current liabilities	743,378	383,624
Long-term obligations, excluding current portion	1,667,550	2,127,583
Deferred income tax liabilities	296,064	309,338
Deferred rent and other long-term liabilities	49,852	38,030

Total liabilities	2,756,844	2,858,575

Redeemable common securities (3,088,630 shares issued and outstanding at December 31, 2014)	0	35,062

Commitments and contingencies

Stockholders’ equity:
Common stock (119,258,374 and 91,007,894 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively)	1,193	910
Additional paid-in capital	903,179	469,117
(Accumulated deficit) retained earnings	(46,130)	29,934
Accumulated other comprehensive loss	(29,651)	(12,735)

Total stockholders’ equity	828,591	487,226

Total liabilities, redeemable common securities and stockholders’ equity	$3,585,435	$3,380,863

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,
	2015	2014
Revenues:
Net sales	$551,380	$538,671
Royalties and franchise fees	4,027	3,990

Total revenues	555,407	542,661

Expenses:
Cost of sales	361,530	354,525
Wholesale selling expenses	15,465	18,244
Retail operating expenses	102,432	95,571
Franchise expenses	3,608	3,537
General and administrative expenses	35,979	37,135
Art and development costs	4,913	4,871

Total expenses	523,927	513,883

Income from operations	31,480	28,778

Interest expense, net	29,554	39,218

Other expense (income), net	79,130	(116)

Loss before income taxes	(77,204)	(10,324)
Income tax benefit	(32,715)	(4,914)

Net loss	$(44,489)	$(5,410)

Comprehensive loss	$(55,797)	$(17,536)

Net loss per common share-Basic	$(0.37)	$(0.06)
Net loss per common share-Diluted	$(0.37)	$(0.06)
Weighted-average number of common shares-Basic	119,253,707	94,027,724
Weighted-average number of common shares-Diluted	119,253,707	94,027,724

Dividends declared per share	$0.00	$0.00

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Nine Months Ended September 30,
	2015	2014
Revenues:
Net sales	$1,500,781	$1,455,073
Royalties and franchise fees	12,251	12,149

Total revenues	1,513,032	1,467,222

Expenses:
Cost of sales	958,667	933,424
Wholesale selling expenses	48,825	54,870
Retail operating expenses	267,975	261,524
Franchise expenses	10,597	10,333
General and administrative expenses	110,048	107,587
Art and development costs	15,369	14,495

Total expenses	1,411,481	1,382,233

Income from operations	101,551	84,989

Interest expense, net	101,430	117,103

Other expense, net	126,519	4,435

Loss before income taxes	(126,398)	(36,549)
Income tax benefit	(50,334)	(13,683)

Net loss	$(76,064)	$(22,866)

Comprehensive loss	$(92,980)	$(30,959)

Net loss per common share-Basic	$(0.69)	$(0.24)
Net loss per common share-Diluted	$(0.69)	$(0.24)
Weighted-average number of common shares-Basic	109,470,099	93,966,622
Weighted-average number of common shares-Diluted	109,470,099	93,966,622

Dividends declared per share	$0.00	$0.00

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

	Common Shares	Common Stock	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2014	91,007,894	$910	$469,117	$29,934	$(12,735)	$487,226
Net loss				(76,064)		(76,064)
Equity based compensation			2,094			2,094
Adjustment of redeemable common shares	3,088,630	31	35,031			35,062
Issuance of common stock	25,156,250	252	396,907			397,159
Exercise of stock options	5,600		30			30
Foreign currency adjustments					(17,122)	(17,122)
Impact of foreign exchange contracts, net of taxes					206	206

Balance at September 30, 2015	119,258,374	$1,193	$903,179	$(46,130)	$(29,651)	$828,591

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows used in operating activities:
Net loss	$(76,064)	$(22,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	59,567	60,995
Amortization of deferred financing costs and original issuance discounts	39,225	12,437
(Credit) provision for doubtful accounts	(10)	1,192
Deferred income tax benefit	(5,994)	(6,181)
Deferred rent	9,580	11,676
Undistributed loss in unconsolidated joint venture	377	846
(Gain) loss on sale of assets	(2,488)	2,305
Equity based compensation	2,094	1,187
Changes in operating assets and liabilities, net of effects of acquired businesses:
Increase in accounts receivable	(50,034)	(47,490)
Increase in inventories	(104,968)	(171,195)
Increase in prepaid expenses and other current assets	(12,178)	(3,259)
(Decrease) increase accounts payable, accrued expenses and income taxes payable	(23,656)	47,592

Net cash used in operating activities	(164,549)	(112,761)

Cash flows used in investing activities:
Cash paid in connection with acquisitions, net of cash acquired	(18,405)	(2,152)
Capital expenditures	(62,032)	(52,944)
Proceeds from disposal of property and equipment	604	951

Net cash used in investing activities	(79,833)	(54,145)

Cash flows provided by financing activities:
Repayment of loans, notes payable and long-term obligations	(2,327,517)	(1,139,953)
Proceeds from loans, notes payable and long-term obligations	2,198,600	1,310,166
Cash held in escrow in connection with acquisitions	(3,832)	0
Issuance of common stock	397,159	0
Exercise of stock options	30	1,081
Debt issuance costs	(11,248)	(373)

Net cash provided by financing activities	253,192	170,921
Effect of exchange rate changes on cash and cash equivalents	(2,219)	(565)

Net increase in cash and cash equivalents	6,591	3,450
Cash and cash equivalents at beginning of period	47,214	25,645

Cash and cash equivalents at end of period	$53,805	$29,095

Supplemental disclosure of cash flow information:
Cash paid during the period
Interest	$127,367	$132,934
Income taxes, net of refunds	$36,675	$14,574

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share)

Note 1 – Description of Business

Party City Holdco Inc. (the “Company” or “Party City Holdco”) is a vertically integrated supplier of decorated party goods. The Company designs, manufactures, sources and distributes party goods, including paper and plastic tableware, metallic and latex balloons, Halloween and other costumes, accessories, novelties, gifts and stationery throughout the world. The Company’s retail operations include approximately 900 specialty retail party supply stores (including approximately 200 franchise stores) in the United States and Canada operating under the names Party City and Halloween City, and e-commerce websites, principally through the domain name PartyCity.com. Party City Holdco franchises both individual stores and franchise areas throughout the United States, Mexico and Puerto Rico, principally under the name Party City.

Party City Holdco is a holding company with no operating assets or operations. The Company owns 100% of PC Nextco Holdings, LLC (“PC Nextco”), which owns 100% of PC Intermediate Holdings, Inc. (“PC Intermediate”). PC Intermediate owns 100% of Party City Holdings Inc. (“PCHI”), which owns the Company’s operating subsidiaries.

On April 21, 2015, the Company consummated an initial public offering and sold 25,156,250 shares of common stock for net proceeds of $397,159. See Note 6 for further detail.

During March 2015, the Company acquired the stock of Travis Designs Limited for total consideration of $10,319. Additionally, during August 2015, the Company acquired the assets of Accurate Custom Injection Molding Inc. for total consideration of $10,147. The Company is in the process of finalizing purchase accounting for the acquisitions.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except per share)

Recently Issued Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16, “Business Combinations—Simplifying the Accounting for Measurement-Period Adjustments”. The update requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The pronouncement will be effective for the Company during the first quarter of 2016. Although the Company continues to review this pronouncement, it does not believe that it will have a material impact on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory”. The update changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. The pronouncement will be effective for the Company during the first quarter of 2017. The Company is in the process of evaluating the impact of the pronouncement on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. The pronouncement will be effective for the Company during the first quarter of 2016. It will require companies to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of such debt liability. As of September 30, 2015 and December 31, 2014, the Company had $22,400 and $44,372, respectively, of debt issuance costs recorded in “other assets” on the Company’s condensed consolidated balance sheet.

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

Note 3 – Inventories

Inventories consisted of the following:

	September 30, 2015	December 31, 2014
Finished goods	$653,069	$550,975
Raw materials	22,438	22,093
Work in process	8,880	9,162

	$684,387	$582,230

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

PARTY CITY HOLDCO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except per share)

Note 4 – Income Taxes

The income tax benefit for the three and nine months ended September 30, 2015 was determined based upon the Company’s estimated consolidated effective income tax rate for the year ending December 31, 2015. The difference between the estimated consolidated effective income tax rate for the year ending December 31, 2015 and the U.S. federal statutory rate is primarily attributable to unrecognized foreign tax credits and state income taxes, partially offset by a foreign rate differential and available domestic manufacturing deductions.

Note 5 – Changes in Accumulated Other Comprehensive (Loss) Income

The changes in accumulated other comprehensive (loss) income consisted of the following:

	Three Months Ended September 30, 2015
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at June 30, 2015	$(18,589)	$246	$(18,343)
Other comprehensive (loss) income before reclassifications	(11,502)	211	(11,291)
Amounts reclassified from accumulated other comprehensive loss to the condensed consolidated statement of operations and comprehensive loss	0	(17)	(17)

Net current-period other comprehensive (loss) income	(11,502)	194	(11,308)

Balance at September 30, 2015	$(30,091)	$440	$(29,651)

	Three Months Ended September 30, 2014
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at June 30, 2014	$9,815	$(374)	$9,441
Other comprehensive (loss) income before reclassifications	(12,625)	332	(12,293)
Amounts reclassified from accumulated other comprehensive income to the condensed consolidated statement of operations and comprehensive loss	0	167	167

Net current-period other comprehensive (loss) income	(12,625)	499	(12,126)

Balance at September 30, 2014	$(2,810)	$125	$(2,685)

PARTY CITY HOLDCO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except per share)

	Nine Months Ended September 30, 2015
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at December 31, 2014	$(12,969)	$234	$(12,735)
Other comprehensive (loss) income before reclassifications	(17,122)	476	(16,646)
Amounts reclassified from accumulated other comprehensive loss to the condensed consolidated statement of operations and comprehensive loss	0	(270)	(270)

Net current-period other comprehensive (loss) income	(17,122)	206	(16,916)

Balance at September 30, 2015	$(30,091)	$440	$(29,651)

	Nine Months Ended September 30, 2014
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at December 31, 2013	$5,738	$(330)	$5,408
Other comprehensive (loss) income before reclassifications	(8,548)	172	(8,376)
Amounts reclassified from accumulated other comprehensive income to the condensed consolidated statement of operations and comprehensive loss	0	283	283

Net current-period other comprehensive (loss) income	(8,548)	455	(8,093)

Balance at September 30, 2014	$(2,810)	$125	$(2,685)

PARTY CITY HOLDCO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except per share)

Note 6 – Capital Stock

At September 30, 2015, the Company’s authorized capital stock consisted of 300,000,000 shares of $0.01 par value common stock. On April 2, 2015, the Company affected a 2,800 for 1 split of its common stock. All earnings per share amounts and number of shares outstanding have been retroactively adjusted.

Additionally, on April 21, 2015, the Company consummated an initial public offering of its common stock and sold 25,156,250 shares. The net proceeds of the offering, $397,159 after underwriter fees and other expenses directly related to the offering, were used to, among other things, fully redeem the $350,000 PIK Notes (“Nextco Notes”) and pay a management agreement termination fee to affiliates of Thomas H. Lee Partners, L.P. (“THL”) and Advent International Corporation (“Advent”).

The Company paid $363,720 in order to redeem the Nextco Notes, including a 2% prepayment penalty of $7,000 and the payment of all accrued interest as of the redemption date of $6,720. The Company recorded the $7,000 prepayment penalty in other expense, net in the Company’s condensed consolidated statement of operations and comprehensive loss for the three months ended June 30, 2015. Additionally, in conjunction with the redemption, the Company wrote off $8,596 of capitalized debt issuance costs and original issuance discounts related to the Nextco Notes. Such charge was also recorded in other expense, net in the Company’s condensed consolidated statement of operations and comprehensive loss for the three months ended June 30, 2015 and it was recorded in amortization of deferred financing costs and original issuance discounts in the Company’s condensed consolidated statement of cash flows for the nine months ended September 30, 2015.

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

The changes in redeemable common securities during the nine months ended September 30, 2015 were as follows:

Balance at December 31, 2014	$35,062
Adjustment of common shares to fair value	5,893
Impact of stockholders’ agreement amendment and restatement	(40,955)

Balance at September 30, 2015	$0

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

The Company’s industry segment data for the three months ended September 30, 2015 and September 30, 2014 was as follows:

	Wholesale	Retail	Consolidated
Three Months Ended September 30, 2015
Revenues:
Net sales	$418,447	$339,465	$757,912
Royalties and franchise fees	0	4,027	4,027

Total revenues	418,447	343,492	761,939
Eliminations	(206,532)	0	(206,532)

Net revenues	$211,915	$343,492	$555,407

Income (loss) from operations	$35,860	$(4,380)	$31,480

Interest expense, net			29,554
Other expense, net			79,130

Loss before income taxes			$(77,204)

	Wholesale	Retail	Consolidated
Three Months Ended September 30, 2014
Revenues:
Net sales	$423,967	$326,086	$750,053
Royalties and franchise fees	0	3,990	3,990

Total revenues	423,967	330,076	754,043
Eliminations	(211,382)	0	(211,382)

Net revenues	$212,585	$330,076	$542,661

Income (loss) from operations	$31,804	$(3,026)	$28,778

Interest expense, net			39,218
Other income, net			(116)

Loss before income taxes			$(10,324)

PARTY CITY HOLDCO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except per share)

The Company’s industry segment data for the nine months ended September 30, 2015 and September 30, 2014 was as follows:

	Wholesale	Retail	Consolidated
Nine Months Ended September 30, 2015
Revenues:
Net sales	$923,717	$1,003,196	$1,926,913
Royalties and franchise fees	0	12,251	12,251

Total revenues	923,717	1,015,447	1,939,164
Eliminations	(426,132)	0	(426,132)

Net revenues	$497,585	$1,015,447	$1,513,032

Income from operations	$59,882	$41,669	$101,551

Interest expense, net			101,430
Other expense, net			126,519

Loss before income taxes			$(126,398)

	Wholesale	Retail	Consolidated
Nine Months Ended September 30, 2014
Revenues:
Net sales	$912,261	$968,101	$1,880,362
Royalties and franchise fees	0	12,149	12,149

Total revenues	912,261	980,250	1,892,511
Eliminations	(425,289)	0	(425,289)

Net revenues	$486,972	$980,250	$1,467,222

Income from operations	$58,377	$26,612	$84,989

Interest expense, net			117,103
Other expense, net			4,435

Loss before income taxes			$(36,549)

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

The Company is an assignor with contingent lease liability for three stores sold to franchisees and other parties. The potential contingent lease obligations continue until the applicable leases expire in 2018. The maximum amount of the contingent lease obligations may vary, but is limited to the sum of the total amount due under the leases. At September 30, 2015, the maximum amount of the contingent lease obligations was approximately $539. Payment of such amount is contingent upon certain events occurring, which management has not assessed as probable or estimable at this time.

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

Interest Rate Risk Management

As part of the Company’s risk management strategy, the Company periodically uses interest rate swap agreements to hedge the variability of cash flows on floating rate debt obligations. Accordingly, interest rate swap agreements are reflected in the consolidated balance sheets at fair value and the related gains and losses on these contracts are deferred in stockholders’ equity and recognized in interest expense over the same period in which the related interest payments being hedged are recognized in income. The fair value of an interest rate swap agreement is the estimated amount that the counterparty would receive or pay to terminate the swap agreement at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparty. The Company did not utilize interest rate swap agreements during the nine months ended September 30, 2015 and September 30, 2014.

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

The foreign currency exchange contracts are reflected in the condensed consolidated balance sheets at fair value. The fair value of the foreign currency exchange contracts is the estimated amount that the counterparties would receive or pay to terminate the foreign currency exchange contracts at the reporting date, taking into account current foreign exchange spot rates. At September 30, 2015 and December 31, 2014, the Company had certain foreign currency exchange contracts that qualified for hedge accounting. No components of these agreements were excluded in the measurement of hedge effectiveness. As these hedges were 100% effective, there was no impact on earnings due to hedge ineffectiveness. The Company anticipates that substantially all unrealized gains and losses in accumulated other comprehensive loss related to these foreign currency exchange contracts will be reclassified into earnings by June 2017. The impact of foreign exchange contracts that do not qualify for hedge accounting is not material.

PARTY CITY HOLDCO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except per share)

The following table displays the fair values of the Company’s derivatives at September 30, 2015 and December 31, 2014:

	Derivative Assets				Derivative Liabilities
	Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value
Derivative Instrument	September 30, 2015		December 31, 2014		September 30, 2015		December 31, 2014
Foreign Exchange Contracts	(a) PP	$917	(a) PP	$0	(b) AE	$802	(b) AE	$476

(a)	PP = Prepaid expenses and other current assets
(b)	AE = Accrued expenses

The following table displays the notional amounts of the Company’s derivatives at September 30, 2015 and December 31, 2014:

Derivative Instrument	September 30, 2015	December 31, 2014
Foreign Exchange Contracts	$19,624	$8,900

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

PARTY CITY HOLDCO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except per share)

The following table shows assets and liabilities as of September 30, 2015 that are measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total as of September 30, 2015
Derivative assets	$0	$917	$0	$917
Derivative liabilities	0	802	0	802

The following table shows assets and liabilities as of December 31, 2014 that are measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total as of December 31, 2014
Derivative assets	$0	$0	$0	$0
Derivative liabilities	0	476	0	476

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record other assets and liabilities at fair value on a nonrecurring basis, generally as a result of impairment charges.

The carrying amounts for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximated fair value at September 30, 2015 because of the short-term maturities of the instruments and/or their variable rates of interest.

During the three months ended September 30, 2015, the Company refinanced its debt. See Note 12 for further discussion. The carrying amount and fair value of the Company’s borrowings under its $1,340,000 senior secured term loan facility (“Term Loan Credit Agreement”) and its $350,000 of 6.125% senior notes (“Senior Notes”) are as follows:

	September 30, 2015
	Carrying Amount	Fair Value
Term Loan Credit Agreement	$1,329,352	$1,337,186
Senior Notes	350,000	353,500

The fair values of the Term Loan Credit Agreement and the Senior Notes represent Level 2 fair value measurements as the debt instruments trade in inactive markets.

The carrying amounts for other long-term debt approximated fair value at September 30, 2015 based on the discounted future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturity.

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

A reconciliation between basic and diluted income (loss) per share is as follows:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Net loss	$(44,489)	$(5,410)	$(76,064)	$(22,866)

Weighted average shares - Basic	119,253,707	94,027,724	109,470,099	93,966,622
Effect of dilutive securities:
Stock options	0	0	0	0

Weighted average shares - Diluted	119,253,707	94,027,724	109,470,099	93,966,622

Net loss per common share - Basic	$(0.37)	$(0.06)	$(0.69)	$(0.24)

Net loss per common share - Diluted	$(0.37)	$(0.06)	$(0.69)	$(0.24)

All earnings per share amounts and number of shares outstanding have been retroactively adjusted to give effect to a 2,800-for-1 split of the Company’s common stock, which was effected on April 2, 2015.

During both the three and nine months ended September 30, 2015, 4,544,964 stock options were excluded from the calculation of net loss per common share – diluted as they were anti-dilutive. During both the three and nine months ended September 30, 2014, 2,609,600 stock options were excluded from the calculation of net loss per common share – diluted as they were anti-dilutive.

PARTY CITY HOLDCO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except per share)

Note 12 – Long-Term Obligations

Long-term obligations consisted of the following:

	September 30, 2015	December 31, 2014
$1,125,000 Old Term Loan	$0	$1,089,242
$1,340,000 Term Loan	1,329,352	0
Capital lease obligations	2,465	3,274
Nextco Notes	0	347,316
$700,000 of 8.875% Old Senior Notes	0	700,000
$350,000 of 6.125% Senior Notes	350,000	0

Total long-term obligations	1,681,817	2,139,832
Less: current portion	(14,267)	(12,249)

Long-term obligations, excluding current portion	$1,667,550	$2,127,583

The Nextco Notes were redeemed during the three months ended June 30, 2015. See Note 6 for further discussion.

During the three months ended September 30, 2015, PCHI redeemed its $700,000 of 8.875% senior notes (“Old Senior Notes”) and refinanced its existing $1,125,000 senior secured term loan facility (“Old Term Loan Credit Agreement”) and $400,000 asset-based revolving credit facility (“Old ABL Facility”) with new indebtedness consisting of: (i) a $1,340,000 senior secured term loan facility (“Term Loan Credit Agreement”), (ii) a $540,000 asset-based revolving credit facility (with a seasonal increase to $640,000 during a certain period of each calendar year) (“ABL Facility”) and (iii) $350,000 of 6.125% senior notes (“Senior Notes”).

As both the Old Term Loan Credit Agreement and the Term Loan Credit Agreement are loan syndications, the Company assessed whether the refinancing of the term loans should be accounted for as an extinguishment on a creditor-by-creditor basis and wrote-off $2,036 of existing deferred financing costs, as well as a $786 related original issue discount and $853 of the existing unamortized call premium, all of which were recorded in other expense in the Company’s condensed consolidated statement of operations and comprehensive loss. The remaining deferred financing costs of $9,308 and the remaining original discount of $3,592 will be amortized over the life of the Term Loan Credit Agreement, using the effective interest method. The remainder of the call premium, $3,900, will also continue to be amortized over the life of the Term Loan Credit Agreement. Finally, in conjunction with the refinancing, the Company incurred $12,837 of banker and legal fees; $9,758 of which was recorded in other expense. The rest of the costs will be amortized over the life of the Term Loan Credit Agreement. The write-offs of the deferred financing costs, original issuance discount and call premium were included in amortization of deferred financing costs and original issuance discount in the Company’s condensed consolidated statement of cash flows.

Additionally, the Company compared the borrowing capacity under the Old ABL Facility and the ABL Facility, on a creditor-by-creditor basis, and concluded that $321 of existing deferred financing costs should be written-off. Such amount was recorded in other expense in the Company’s condensed consolidated statement of operations and comprehensive loss and included in amortization of deferred financing costs and original issuance discount in the Company’s condensed consolidated statement of cash flows. The remaining costs, $2,246, will be amortized over the term of the ABL Facility.

The redemption price for the Old Senior Notes was 6.656 % of the principal amount, aggregating $46,592. The Company recorded such amount in other expense in the Company’s condensed consolidated statement of operations and comprehensive loss. Additionally, the Company wrote-off $18,664 of deferred financing costs related to the Old Senior Notes. Such amount was also recorded in other expense in the Company’s condensed consolidated statement of operations and comprehensive loss and included in amortization of deferred financing costs and original issuance discount in the Company’s condensed consolidated statement of cash flows.

PARTY CITY HOLDCO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except per share)

Term Loan Credit Agreement

Loans outstanding under the Term Loan Credit Agreement were issued with a 0.25% original issuance discount. Such amount, $3,350, has been netted against the amount of the debt on the Company’s condensed consolidated balance sheet and is being amortized over the life of the debt, using the effective interest method. Additionally, a portion of the existing original issuance discount has been netted against the new debt and is being amortized consistent with the new discount (see above for further discussion).

The Term Loan Credit Agreement provides for two pricing options for outstanding loans: (i) an ABR for any day, a rate per annum equal to the greater of (a) the prime rate in effect on such day, (b) the federal funds effective rate in effect on such day plus 0.5%, (c) the adjusted LIBOR rate plus 1% and (d) 2.00% or (ii) the LIBOR rate, with a LIBOR floor of 1.00%, in each case plus an applicable margin. The applicable margin is 2.25% with respect to ABR borrowings and 3.25% with respect to LIBOR borrowings. At September 30, 2015, all outstanding borrowings were based on LIBOR and were at a rate of 4.25%.

Subsequent to February 19, 2016, the Company may voluntarily prepay the term loans at any time without premium or penalty, other than customary breakage costs with respect to loans based on the LIBOR rate. Prior to such date, voluntary prepayments are subject to a 1% premium. The term loans are subject to mandatory prepayment, subject to certain exceptions, with (i) 100% of net proceeds above a threshold amount of certain asset sales/insurance proceeds, subject to reinvestment rights and certain other exceptions, (ii) 100% of the net cash proceeds of any incurrence of debt other than debt permitted under the Term Loan Credit Agreement, (iii) 50% of Excess Cash Flow, as defined in the agreement, if any (starting with the payment to be made in 2017, the percentage will be reduced to 25% if PCHI’s first lien leverage ratio (as defined in the agreement) is less than 3.50 to 1.00, but greater than 2.50 to 1.00, and 0% if PCHI’s first lien leverage ratio is less than 2.50 to 1.00).

The term loans under the Term Loan Credit Agreement mature on August 19, 2022. Starting on December 31, 2015, the Company is required to repay installments on the loans in quarterly principal amounts of 0.25%, with the remaining amount payable on the maturity date.

All obligations under the agreement are jointly and severally guaranteed by PC Intermediate, PCHI and each existing and future domestic subsidiary of PCHI. PCHI and each guarantor has secured its obligations, subject to certain exceptions and limitations, by a first-priority lien on substantially all of its assets (other than accounts receivable, inventory, cash and certain related assets), including a pledge of all of the capital stock held by PC Intermediate, PCHI and each guarantor, and a second-priority lien on its accounts receivable, inventory, cash and certain related assets.

The Term Loan Credit Agreement contains certain customary affirmative covenants and events of default. Additionally, it contains negative covenants which, among other things and subject to certain exceptions, restrict the ability of PCHI to:

•	incur additional indebtedness;

•	pay dividends on capital stock or redeem, repurchase or retire capital stock;

•	make certain investments, loans, advances and acquisitions;

•	engage in transactions with affiliates;

•	create liens; and

•	transfer or sell certain assets.

In connection with entering into the Term Loan Credit Agreement, the Company incurred and capitalized $3,079 of third-party costs. Additionally, certain existing deferred financing costs will continue to be capitalized (see above for further discussion). All capitalized costs are being amortized over the life of the new debt using the effective interest method.

PARTY CITY HOLDCO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except per share)

Senior Notes

The Senior Notes mature on August 15, 2023. Interest on the notes is payable semi-annually in arrears on February 15 and August 15 of each year.

The notes are guaranteed, jointly and severally, on a senior basis by each of PCHI’s existing and future wholly-owned domestic subsidiaries. The Senior Notes and the guarantees are general unsecured senior obligations and are effectively subordinated to all other secured debt to the extent of the assets securing such secured debt.

The indenture governing the Senior Notes contains certain covenants limiting, among other things and subject to certain exceptions, PCHI’s ability to:

•	incur additional indebtedness or issue certain disqualified stock and preferred stock;

•	pay dividends or distributions, redeem or repurchase equity;

•	prepay subordinated debt or make certain investments;

•	transfer and sell assets;

•	engage in transactions with affiliates;

•	create liens; and

•	consolidate, merge or transfer all or substantially all of PCHI’s assets.

The indenture governing the notes also contains certain customary affirmative covenants and events of default.

On or after August 15, 2018, the Company may redeem the Senior Notes, in whole or in part, at the following (expressed as a percentage of the principal amount to be redeemed):

Twelve-month period beginning on August 15,	Percentage
2018	103.063%
2019	101.531%
2020 and thereafter	100.000%

In addition, the Company may redeem up to 40% of the aggregate principal amount outstanding on or before August 15, 2018 with the net cash proceeds from certain equity offerings at a redemption price of 106.125% of the principal amount. The Company may also redeem some or all of the Senior Notes before August 15, 2018 at a redemption price of 100% of the principal amount plus a premium that is defined in the indenture.

If the Company experiences certain types of change in control, as defined, the Company may be required to offer to repurchase the Senior Notes at 101% of their principal amount.

In connection with the issuance of the Senior Notes, the Company incurred $6,485 of third-party costs that have been capitalized and are being amortized over the life of the debt.

PARTY CITY HOLDCO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except per share)

ABL Facility

The ABL Facility, which matures on August 19, 2020, provides for (a) revolving loans in an aggregate principal amount at any time outstanding not to exceed $540,000 (with a seasonal increase to $640,000 during a certain period of each calendar year), subject to a borrowing base described below, and (b) letters of credit, in an aggregate face amount at any time outstanding not to exceed $50,000.

Under the ABL Facility, the borrowing base at any time equals (a) a percentage of eligible trade receivables, plus (b) a percentage of eligible inventory, plus (c) a percentage of eligible credit card receivables, less (d) certain reserves.

The ABL Facility generally provides for two pricing options: (i) an alternate base interest rate (“ABR”) equal to the greater of (a) the prime rate, (b) the federal funds rate plus 0.5% or (c) the LIBOR rate plus 1%, in each case, on the date of such borrowing or (ii) a LIBOR based interest rate, in each case plus an applicable margin. The applicable margin ranges from 0.25% to 0.50% with respect to ABR borrowings and from 1.25% to 1.50% with respect to LIBOR borrowings.

In addition to paying interest on outstanding principal, the Company is required to pay a commitment fee of 0.25% per annum in respect of unutilized commitments. The Company must also pay customary letter of credit fees.

All obligations under the ABL Facility are jointly and severally guaranteed by PC Intermediate, PCHI and each existing and future domestic subsidiary of PCHI. PCHI and each guarantor has secured its obligations, subject to certain exceptions and limitations, including obligations under its guaranty, as applicable, by a first-priority lien on its accounts receivable, inventory, cash and certain related assets and a second-priority lien on substantially all of its other assets.

The facility contains negative covenants that, among other things and subject to certain exceptions, restrict the ability of PCHI to:

•	incur additional indebtedness;

•	pay dividends on capital stock or redeem, repurchase or retire capital stock;

•	make certain investments, loans, advances and acquisitions;

•	engage in transactions with affiliates;

•	create liens; and

•	transfer or sell certain assets.

In addition, PCHI must comply with a fixed charge coverage ratio if excess availability under the ABL Facility on any day is less than the greater of: (a) 10% of the lesser of the aggregate commitments and the then borrowing base under the ABL Facility and (b) $40,000. The fixed charge coverage ratio is the ratio of (i) Adjusted EBITDA (as defined in the facility) minus maintenance-related capital expenditures (as defined in the facility) to (ii) fixed charges (as defined in the facility).

The ABL Facility also contains certain customary affirmative covenants and events of default.

In connection with entering into the ABL Facility, the Company incurred and capitalized $1,688 of third-party costs. Additionally, certain existing deferred financing costs will continue to be capitalized (see above for further discussion). All capitalized costs are being amortized over the life of the new debt.

Amounts outstanding under the ABL Facility and the Old ABL Facility are included in Loans and Notes Payable in the Company’s condensed consolidated balance sheet.

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

How We Assess the Performance of Our Company

In assessing the performance of our company, we consider a variety of performance and financial measures for our two operating segments, Retail and Wholesale. These key measures include revenues and gross profit, comparable retail same-store sales and operating expenses. We also review other metrics such as adjusted EBITDA, adjusted net income (loss) and adjusted net income (loss) per common share – diluted. For a discussion of our use of these measures and a reconciliation of net income (loss) to adjusted EBITDA and income (loss) before income taxes to adjusted net income (loss), please see below.

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

On July 27, 2012, PC Merger Sub, Inc., a wholly-owned subsidiary of PC Intermediate, merged into PCHI, with PCHI being the surviving entity (“the Transaction”). As a result of the Transaction, we applied the acquisition method of accounting and increased the value of our inventory by $89.8 million as of July 28, 2012. The adjustment principally reflected the previously deferred wholesale margin on inventory supplied to our retail operations and on hand at July 27, 2012. Such adjustment increased our cost of sales subsequent to July 27, 2012 as the related inventory was sold. See “Results of Operations” below for further discussion.

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

Results of Operations

Three Months Ended September 30, 2015 Compared To Three Months Ended September 30, 2014

The following table sets forth the Company’s operating results and operating results as a percentage of total revenues for the three months ended September 30, 2015 and 2014.

	Three Months Ended September 30,
	2015		2014
	(Dollars in thousands)
Revenues:
Net sales	$551,380	99.3%	$538,671	99.3%
Royalties and franchise fees	4,027	0.7	3,990	0.7

Total revenues	555,407	100.0	542,661	100.0

Expenses:

Cost of sales	361,530	65.1	354,525	65.3
Wholesale selling expenses	15,465	2.8	18,244	3.4
Retail operating expenses	102,432	18.4	95,571	17.6
Franchise expenses	3,608	0.6	3,537	0.7
General and administrative expenses	35,979	6.5	37,135	6.8
Art and development costs	4,913	0.9	4,871	0.9

Total expenses	523,927	94.3	513,883	94.7

Income from operations	31,480	5.7	28,778	5.3

Interest expense, net	29,554	5.3	39,218	7.2
Other expense (income), net	79,130	14.3	(116)	(0.0)

Loss before income taxes	(77,204)	(13.9)	(10,324)	(1.9)

Income tax benefit	(32,715)	(5.9)	(4,914)	(0.9)

Net loss	$(44,489)	(8.0)%	$(5,410)	(1.0)%

Net loss per common share – Basic and Diluted	$(0.37)		$(0.06)

Revenues

Total revenues for the third quarter of 2015 were $555.4 million and were $12.7 million or 2.3% higher than the third quarter of 2014. The following table sets forth the Company’s total revenues for the three months ended September 30, 2015 and 2014.

	Three Months Ended September 30,
	2015		2014
	Dollars in Thousands	Percentage of Total Revenues	Dollars in Thousands	Percentage of Total Revenues
Net Sales:
Wholesale	$418,447	75.3%	$423,967	78.1%
Eliminations	(206,532)	(37.1)%	(211,382)	(38.9)%

Net wholesale	211,915	38.2%	212,585	39.2%
Retail	339,465	61.1%	326,086	60.1%

Total net sales	551,380	99.3%	538,671	99.3%
Royalties and franchise fees	4,027	0.7%	3,990	0.7%

Total revenues	$555,407	100.0%	$542,661	100.0%

Retail

Retail net sales during the third quarter of 2015 were $339.5 million and increased $13.4 million, or 4.1%, compared to the corresponding quarter of 2014. Retail net sales at our Party City stores totaled $293.9 million and were $6.2 million, or 2.2%, higher than the corresponding quarter of 2014 principally due to increased store count and a shift in our retail fiscal calendar. Seventeen additional stores operated during the third quarter of 2015 as 24 stores were opened, two stores were acquired and nine stores were closed during the twelve months ended September 30, 2015. In addition, the fiscal quarter ended on October 3rd in 2015, as compared to September 27th in 2014, and, therefore, benefitted from an additional week of Halloween-related sales. These two factors were partially offset by the impact of same-store sales, discussed below, and foreign currency translation, which negatively impacted store sales by approximately $3.5 million due to the strengthening of the U.S. Dollar in comparison to the Canadian Dollar. Global retail e-commerce sales totaled $36.0 million during the third quarter of 2015 and were $3.2 million, or 9.8%, higher than the corresponding fiscal quarter of 2014, principally reflecting the timing of Halloween product sales. Global retail e-commerce sales were negatively impacted by approximately $0.5 million due to the strengthening of the U.S. Dollar in comparison to the British Pound Sterling. Sales at our temporary Halloween City stores were $9.6 million during the quarter and were $4.0 million higher than the third quarter of 2014 due to the shift in the retail fiscal calendar, as well as the timing of, and number of, temporary store openings.

Same-store sales for the Party City brand (including North American retail e-commerce sales and sales at acquired stores, to the extent that the stores were converted to the Party City format and included in our sales for the comparable period of the prior year) decreased by 3.6% during the third quarter of 2015 due to a 2.9% decrease in transaction count and a 0.7% decrease in average transaction dollar size. Same-store sales for the third quarter of 2015 continued to be negatively impacted by the lapping of last year’s Frozen sales and the disruptive effect of store resets. Excluding the impact of e-commerce, same-store sales decreased by 4.1% due to a 3.3% decrease in transaction count and a 0.8% decrease in average transaction dollar size. The North American retail e-commerce sales included in our Party City brand comp increased by 1.5% as an 8.0% increase in transaction count was partially offset by a 6.5% decrease in average transaction dollar size. Same-store sales percentages were not affected by the shift in the Company’s retail fiscal calendar, or by foreign currency, as such percentages are based on a comparison to the corresponding week from the prior calendar year and are calculated in local currency.

Wholesale

Wholesale net sales during the third quarter of 2015 totaled $211.9 million and were $0.7 million, or 0.3%, lower than during the third quarter of 2014 principally due to the impact of lapping last year’s Frozen load-ins, foreign currency movements and the elimination of sales following the acquisition of the metallic balloon distributor U.S. Balloon Manufacturing Co., Inc. (“U.S. Balloon”). During the three months, net sales to domestic party goods retailers and distributors, including our franchisee network, totaled $96.7 million and were $4.5 million, or 4.4%, lower than the corresponding quarter of 2014. The decrease in sales occurred principally in the Halloween and Juvenile Birthday categories. Net sales of metallic balloons to domestic distributors, other domestic retailers and our franchisee network totaled $18.2 million and were $5.6 million, or 23.5%, lower than in 2014. Our acquisition of U.S. Balloon in October 2014 resulted in the addition of approximately $2 million of third-party sales during the third quarter of 2015. However, those sales were more than offset by the elimination of the now intercompany sales from our metallic balloon manufacturing operation to U.S. Balloon. In the third quarter of 2014 our metallic balloon sales to U.S. Balloon totaled approximately $7 million and were reported as third-party sales in that quarter. Sales from our international operations (including certain import sales into the U.S.) and our U.S. export sales totaled $97.0 million and were $9.4 million, or 10.7%, higher than the third quarter of 2014 despite foreign currency translation negatively impacting third quarter 2015 international sales by approximately $10 million. International sales increased versus 2014 primarily due to the success of a new store-in-store program with a mass merchandiser in Australia and increased party and costume sales (partially due to the acquisition of Travis Designs Limited in March 2015) in Europe.

Intercompany sales to our retail affiliates totaled $206.5 million during the third quarter of 2015 and were $4.9 million, or 2.3%, lower than the corresponding period of 2014. Intercompany sales represented 49.4% of total wholesale sales during the third quarter of 2015, compared to 49.9% during the corresponding period of 2014. The intercompany sales of our wholesale segment are eliminated against the intercompany purchases of our retail segment in the consolidated financial statements.

Royalties and franchise fees

Royalties and franchise fees for the third quarter of 2015 were $4.0 million and were consistent with the corresponding quarter of 2014.

Gross Profit

Our total gross profit on net sales during the third quarter of 2015 was 34.4%, compared to 34.2% during the third quarter of 2014. As a result of the Transaction, we applied the acquisition method of accounting and increased the value of our inventory by $89.8 million as of July 28, 2012. Such adjustment increased our cost of sales during the third quarter of 2014 by $0.6 million as the related inventory was sold. Further, during the application of the acquisition method of accounting, we increased the values of certain intangible assets and property, plant and equipment. The impact of such adjustments on depreciation and amortization expense increased our cost of sales during the third quarters of 2015 and 2014 by $2.7 million and $3.5 million, respectively. The purchase accounting adjustments to cost of sales negatively impacted our gross profit percentages during the third quarters of 2015 and 2014 by 50 basis points and 70 basis points, respectively.

The following table sets forth the Company’s gross profit for the three months ended September 30, 2015 and September 30, 2014.

	Three Months Ended September 30,
	2015		2014
	Dollars in Thousands	Percentage of Net Sales	Dollars in Thousands	Percentage of Net Sales
Retail	$127,871	37.7%	$119,083	36.5%
Wholesale	61,979	29.2	65,063	30.6

Total	$189,850	34.4%	$184,146	34.2%

The gross profit on net sales at retail during the third quarters of 2015 and 2014 was 37.7% and 36.5%, respectively. The purchase accounting adjustments to cost of sales negatively impacted retail’s gross profit percentage during the third quarters of 2015 and 2014 by 40 basis points and 70 basis points, respectively. The gross profit percentage during the third quarter of 2015 was higher than during the third quarter of 2014 principally due to increased share of shelf. During the third quarter of 2015, our wholesale share of shelf at our Party City stores and our North American retail e-commerce operations (i.e., the percentage of our retail product cost of sales supplied by our wholesale operations) was 73.5% versus 69.2% during the third quarter of 2014.

The gross profit on net sales at wholesale during the third quarters of 2015 and 2014 was 29.2% and 30.6%, respectively. The purchase accounting adjustments to cost of sales negatively impacted wholesale’s gross profit percentage during the third quarters of 2015 and 2014 by 70 basis points and 90 basis points, respectively. The decrease in margin was partially due to the strengthening of the U.S. Dollar and its unfavorable impact on certain of our international subsidiaries that purchase product denominated in U.S. Dollars and sell in local currency (approximately $2 million impact). Additionally, the 2015 margin percentage was impacted by changes in sales mix, including increased lower margin international sales and the elimination of approximately $5 million, net, of higher margin metallic balloon sales due to the acquisition of U.S. Balloon (see above).

Operating expenses

Wholesale selling expenses were $15.5 million during the third quarter of 2015 and $18.2 million during the corresponding quarter of 2014. Approximately $1 million of the $2.8 million decrease was due to foreign currency translation at international subsidiaries. The remainder of the decrease was principally due to cost savings associated with the reorganization of both our party/gift sales group and our marketing group and a $0.3 million decrease in intangible asset amortization. Wholesale selling expenses were 7.3% and 8.6% of net wholesale sales during the third quarters of 2015 and 2014, respectively.

Retail operating expenses during the third quarter of 2015 were $102.4 million and were $6.9 million, or 7.2%, higher than the third quarter of 2014. The increase was principally due to higher store payroll costs, driven by increased store count and additional store headcount due to store resets and the Halloween season shift into the third quarter of 2015. Foreign currency translation at international subsidiaries reduced retail operating expenses by approximately $1 million in comparison to the third quarter of 2014. Retail operating expenses were 30.2% and 29.3% of net retail sales during the third quarters of 2015 and 2014, respectively.

Franchise expenses during the third quarters of 2015 and 2014 were $3.6 million and $3.5 million, respectively.

General and administrative expenses during the third quarter of 2015 totaled $36.0 million and were $1.2 million or 3.1% lower than in 2014. Approximately $1 million of the decrease was due to foreign currency translation at international subsidiaries. Additionally, the variance was driven by lower executive compensation costs, favorable bad debt expense and the cessation of the ongoing management fee following the April 2015 initial public offering. These positive factors were partially offset by inflationary cost increases and the general and administrative costs of Travis Designs Limited, which was acquired in March 2015. General and administrative expenses as a percentage of total revenues decreased from 6.8% in 2014 to 6.5% in 2015.

Art and development costs were $4.9 million during the third quarters of 2015 and 2014. The costs were 0.9% of total revenues during both quarters.

Interest expense, net

Interest expense, net, totaled $29.6 million during the third quarter of 2015, compared to $39.2 million during the third quarter of 2014. The decrease principally reflects the repayment of the $350 million PIK Notes (“Nextco Notes”), which were fully redeemed during the second quarter of 2015 with proceeds from the Company’s initial public offering, and, to a lesser extent, the benefits of the third quarter 2015 refinancing (see below for further discussion). The timing of the refinancing and the repayment of the existing debt caused a temporary increase in our total debt, which resulted in approximately $2 million of additional interest expense in the third quarter of 2015.

Other expense (income), net

Other expense (income), net generally includes foreign currency (gains) losses, corporate development expenses and (gains) losses from unconsolidated joint ventures.

For the three months ended September 30, 2015, other expense, net, totaled $79.1 million, all of which related to the refinancing of the Company’s debt (see below).

During the three months ended September 30, 2015, the Company redeemed its $700 million of 8.875% senior notes (“Old Senior Notes”) and refinanced its existing $1,125 million senior secured term loan facility (“Old Term Loan Credit Agreement”) and $400 million asset-based revolving credit facility (“Old ABL Facility”) with new indebtedness consisting of: (i) a $1,340 million senior secured term loan facility, (ii) a $540 million asset-based revolving credit facility (with a seasonal increase to $640 million during a certain period of each calendar year) and (iii) $350 million of 6.125% senior notes.

The redemption price for the Old Senior Notes was 6.656 % of the principal amount, $46.6 million. The Company recorded such amount in other expense, net. Additionally, in conjunction with the refinancing, the Company wrote-off $22.7 million of previously capitalized deferred financing costs, original issuance discounts and call premiums and also recorded such amount in other expense, net. Further, in conjunction with the refinancing of the term loans, the Company incurred banker and legal fees; $9.8 million of which was recorded in other expense, net.

For the three months ended September 30, 2014, other income, net, totaled $0.1 million.

Income tax benefit

The income tax benefit for the three months ended September 30, 2015 was determined based upon the Company’s estimated consolidated effective income tax rate for the year ending December 31, 2015.

The difference between the estimated consolidated effective income tax rate for the year ending December 31, 2015, as determined as of September 30, 2015, and the U.S. federal statutory rate is primarily attributable to unrecognized foreign tax credits and state income taxes, partially offset by a foreign rate differential and available domestic manufacturing deductions.

Nine Months Ended September 30, 2015 Compared To Nine Months Ended September 30, 2014

The following table sets forth the Company’s operating results and operating results as a percentage of total revenues for the nine months ended September 30, 2015 and 2014.

	Nine Months Ended September 30,
	2015		2014
	(Dollars in thousands)
Revenues:
Net sales	$1,500,781	99.2%	$1,455,073	99.2%
Royalties and franchise fees	12,251	0.8	12,149	0.8

Total revenues	1,513,032	100.0	1,467,222	100.0

Expenses:

Cost of sales	958,667	63.4	933,424	63.6
Wholesale selling expenses	48,825	3.2	54,870	3.8
Retail operating expenses	267,975	17.7	261,524	17.8
Franchise expenses	10,597	0.7	10,333	0.7
General and administrative expenses	110,048	7.3	107,587	7.3
Art and development costs	15,369	1.0	14,495	1.0

Total expenses	1,411,481	93.3	1,382,233	94.2

Income from operations	101,551	6.7	84,989	5.8

Interest expense, net	101,430	6.7	117,103	8.0
Other expense, net	126,519	8.4	4,435	0.3

Loss before income taxes	(126,398)	(8.4)	(36,549)	(2.5)

Income tax benefit	(50,334)	(3.4)	(13,683)	(0.9)

Net loss	$(76,064)	(5.0)%	$(22,866)	(1.6)%

Net loss per common share – Basic and Diluted	$(0.69)		$(0.24)

Revenues

Total revenues for the nine months ended September 30, 2015 were $1,513.0 million and were $45.8 million or 3.1% higher than the corresponding period of 2014. The following table sets forth the Company’s total revenues for the nine months ended September 30, 2015 and 2014.

	Nine Months Ended September 30,
	2015		2014
	Dollars in Thousands	Percentage of Total Revenues	Dollars in Thousands	Percentage of Total Revenues
Net Sales:
Wholesale	$923,717	61.1%	$912,261	62.2%
Eliminations	(426,132)	(28.2)%	(425,289)	(29.0)%

Net wholesale	497,585	32.9%	486,972	33.2%
Retail	1,003,196	66.3%	968,101	66.0%

Total net sales	1,500,781	99.2%	1,455,073	99.2%
Royalties and franchise fees	12,251	0.8%	12,149	0.8%

Total revenues	$1,513,032	100.0%	$1,467,222	100.0%

Retail

Retail net sales during the nine months ended September 30, 2015 were $1,003.2 million and increased $35.1 million, or 3.6%, compared to the corresponding period of 2014. Retail net sales at our Party City stores totaled $897.0 million and were $26.2 million, or 3.0%, higher than the corresponding period of 2014. The increase principally reflected the operation of 17 additional stores during the first nine months of 2015 as 24 stores were opened, two stores were acquired and nine stores were closed during the twelve months ended September 30, 2015. Additionally, the increase was partially due to a timing shift in the retail fiscal calendar. The fiscal year-to-date period ended on October 3rd in 2015, as compared to September 27th in 2014, and benefitted from an additional week of Halloween-related sales. Finally, the higher sales were also partially due to same-store sales (discussed below). These positive factors were partially offset by foreign currency translation, which negatively impacted store sales by approximately $7 million due to the strengthening of the U.S. Dollar in comparison to the Canadian Dollar. Global retail e-commerce sales totaled $96.6 million during 2015 and were $4.9 million, or 5.3%, higher than the corresponding period of 2014, principally reflecting the timing of Halloween product sales and an increase in e-commerce comp sales (discussed below). Global retail e-commerce sales were negatively impacted by approximately $2 million due to the strengthening of the U.S. Dollar in comparison to the British Pound Sterling. Sales at our temporary Halloween City stores were $9.6 million during 2015 or $4.0 million higher than 2014 due to the shift in the retail fiscal calendar, as well as the timing of, and number of, temporary store openings during the month of September 2015.

Same-store sales for the Party City brand (including North American retail e-commerce sales and sales at acquired stores, to the extent that the stores were converted to the Party City format and included in our sales for the comparable period of the prior year) increased by 0.8% during the first nine months of 2015 as a 2.4% increase in average transaction dollar size was partially offset by a 1.6% decrease in transaction count. Same-store sales for the nine months ended September 30, 2015 were negatively impacted by the lapping of last year’s Frozen sales (principally in the third quarter) and the disruptive effect of store resets. Excluding the impact of e-commerce, same-store sales increased by 0.5% as a 2.4% increase in average transaction dollar size was partially offset by a 1.9% decrease in transaction count. The North American retail e-commerce sales included in our Party City brand comp increased by 3.3% as a 4.7% increase in transaction count was partially offset by a 1.4% decrease in average transaction dollar size. Same-store sales percentages were not affected by the shift in the Company’s retail fiscal calendar, or by foreign currency, as such percentages are based on a comparison to the corresponding week from the prior calendar year and are calculated in local currency.

Wholesale

Wholesale net sales during the first nine months of 2015 totaled $497.6 million and were $10.6 million, or 2.2%, higher than during the first nine months of 2014. During the period, net sales to domestic party goods retailers and distributors, including our franchisee network, totaled $236.3 million and were $3.2 million, or 1.4%, higher than the corresponding period of 2014. The sales increase was principally driven by contract manufacturing sales of paper tableware and sales of licensed juvenile birthday product. Net sales of metallic balloons to domestic distributors, other domestic retailers and our franchisee network totaled $60.2 million and were $7.2 million, or 10.7%, lower than in 2014. Our acquisition of U.S. Balloon in October 2014 resulted in the addition of approximately $7 million of third-party sales during the first nine months of 2015. However, those sales were more than offset by the elimination of the now intercompany sales from our metallic balloon manufacturing operation to U.S. Balloon. In the first nine months of 2014 our metallic balloon sales to U.S. Balloon totaled approximately $19 million and were reported as third-party sales in that period. Excluding the impact of the U.S. Balloon acquisition, metallic balloon sales increased during the first nine months of 2015 principally due to strong sales of licensed product and the timing of certain Valentine’s Day sales, which shifted out of the fourth quarter of 2014 and into the first quarter of 2015. Sales from our international operations (including certain import sales into the U.S.) and our U.S. export sales totaled $201.1 million and were $14.6 million, or 7.8%, higher than the first nine months of 2014. Foreign currency translation negatively impacted 2015 international sales by approximately $20 million. Excluding the impact of foreign currency, the increase in international sales principally reflects higher sales of party goods in Australia and Europe, as well as increased sales of Christy’s costumes.

Intercompany sales to our retail affiliates totaled $426.1 million during 2015 and were $0.8 million, or 0.2%, higher than the corresponding period of 2014. Intercompany sales represented 46.1% of total wholesale sales during 2015, compared to 46.6% during the corresponding period of 2014. The intercompany sales of our wholesale segment are eliminated against the intercompany purchases of our retail segment in the consolidated financial statements.

Royalties and franchise fees

Royalties and franchise fees for the first nine months of 2015 and 2014 were $12.3 million and $12.1 million, respectively.

Gross Profit

Our total gross profit on net sales during the first nine months of 2015 was 36.1%, compared to 35.9% during 2014. As a result of the Transaction, we applied the acquisition method of accounting and increased the value of our inventory by $89.8 million as of July 28, 2012. Such adjustment increased our cost of sales during 2014 by $3.4 million as the related inventory was sold. Further, during the application of the acquisition method of accounting, we increased the values of certain intangible assets and property, plant and equipment. The impact of such adjustments on depreciation and amortization expense increased our cost of sales during the first nine months of 2015 and 2014 by $8.6 million and $11.9 million, respectively. The purchase accounting adjustments to cost of sales negatively impacted our gross profit percentages during 2015 and 2014 by 60 basis points and 100 basis points, respectively.

The following table sets forth the Company’s gross profit for the nine months ended September 30, 2015 and September 30, 2014.

	Nine Months Ended September 30,
	2015		2014
	Dollars in Thousands	Percentage of Net Sales	Dollars in Thousands	Percentage of Net Sales
Retail	$394,607	39.3%	$368,094	38.0%
Wholesale	147,507	29.6	153,555	31.5

Total	$542,114	36.1%	$521,649	35.9%

The gross profit on net sales at retail during the first nine months of 2015 and 2014 was 39.3% and 38.0%, respectively. The purchase accounting adjustments to cost of sales negatively impacted retail’s gross profit percentage during 2015 and 2014 by 40 basis points and 100 basis points, respectively. In addition to the impact of purchase accounting, the increase in gross profit percentage during 2015 reflects increased share of shelf and fewer markdowns. During the first nine months of 2015, our wholesale share of shelf at our Party City stores and our North American retail e-commerce operations (i.e., the percentage of our retail product cost of sales supplied by our wholesale operations) was 73.6%.

The gross profit on net sales at wholesale during the first nine months of 2015 and 2014 was 29.6% and 31.5%, respectively. The purchase accounting adjustments to cost of sales negatively impacted wholesale’s gross profit percentage during 2015 and 2014 by 90 basis points and 130 basis points, respectively. The decrease in margin was partially due to the strengthening of the U.S. Dollar and its unfavorable impact on certain of our international subsidiaries that purchase product denominated in U.S. Dollars and sell in local currency (approximately $4 million impact). Additionally, the 2015 margin percentage was impacted by changes in sales mix, including increased lower margin international and contract manufacturing sales and the elimination of approximately $12 million, net, of higher margin metallic balloon sales due to the acquisition of U.S. Balloon (see above).

Operating expenses

Wholesale selling expenses totaled $48.8 million during the first nine months of 2015 and were $6.0 million or 11.0% lower than during the comparable period of 2014. Approximately $2.5 million of the decrease was due to foreign currency translation at international subsidiaries. The remainder of the decrease was principally due to cost savings associated with the reorganization of both our party/gift sales group and our marketing group and a $1 million decrease in intangible asset amortization. Wholesale selling expenses were 9.8% and 11.3% of net wholesale sales during 2015 and 2014, respectively.

Retail operating expenses during the first nine months of 2015 were $268.0 million and were $6.5 million or 2.5%, higher than 2014. The impact of new store expenses (net of closures), increased headcount (principally in the third quarter), and inflationary cost increases were partially offset by the timing of certain advertising costs and the impact of foreign currency translation at our Canadian and U.K. retail operations. Retail operating expenses were 26.7% and 27.0% of net retail sales during 2015 and 2014, respectively.

Franchise expenses during 2015 and 2014 were $10.6 million and $10.3 million, respectively.

General and administrative expenses during the first nine months of 2015 totaled $110.0 million and were $2.5 million, or 2.3%, higher than in 2014. The increase principally reflects inflationary cost increases, a non-recurring contract termination charge of approximately $1 million, and the inclusion of U.S. Balloon (acquired in October 2014) and Travis Designs Limited (acquired in March 2015) expenses. These increases were partially offset by foreign currency translation and favorable bad debt expense. General and administrative expenses as a percentage of total revenues were 7.3% in both years.

Art and development costs during 2015 and 2014 were $15.4 million and $14.5 million, respectively. The increase of $0.9 million, or 6.0%, was principally due to increased head count and other costs incurred in order to support the expansion of Halloween and other retail programs. The costs were 1.0% of total revenues during both 2015 and 2014.

Interest expense, net

Interest expense, net, totaled $101.4 million during the first nine months of 2015, compared to $117.1 million during 2014. The decrease principally reflects the repayment of the $350 million PIK Notes (“Nextco Notes”), which were fully redeemed during the second quarter of 2015 with proceeds from the Company’s initial public offering, and, to a lesser extent, the benefits of the third quarter 2015 refinancing (see below for further discussion). The timing of the refinancing and the repayment of the existing debt caused a temporary increase in our total debt, which resulted in approximately $2 million of additional interest expense in the third quarter of 2015.

Other expense, net

Other expense (income), net generally includes foreign currency (gains) losses, corporate development expenses and (gains) losses from unconsolidated joint ventures.

For the nine months ended September 30, 2015, other expense, net, totaled $126.5 million, $79.1 million of which related to the third quarter refinancing of the Company’s debt (see below) and $46.3 million of which related to the Company’s initial public offering (see below).

During the three months ended September 30, 2015, the Company redeemed its $700 million of 8.875% senior notes (“Old Senior Notes”) and refinanced its existing $1,125 million senior secured term loan facility (“Old Term Loan Credit Agreement”) and $400 million asset-based revolving credit facility (“Old ABL Facility”) with new indebtedness consisting of: (i) a $1,340 million senior secured term loan facility, (ii) a $540 million asset-based revolving credit facility (with a seasonal increase to $640 million during a certain period of each calendar year) and (iii) $350 million of 6.125% senior notes.

The redemption price for the Old Senior Notes was 6.656 % of the principal amount, $46.6 million. The Company recorded such amount in other expense, net. Additionally, in conjunction with the refinancing, the Company wrote-off $22.7 million of previously capitalized deferred financing costs, original issuance discounts and call premiums and also recorded such amount in other expense, net. Further, in conjunction with the refinancing of the term loans, the Company incurred banker and legal fees; $9.8 million of which was recorded in other expense, net.

During April 2015, in conjunction with the Company’s initial public offering, the Company paid a 2% prepayment penalty, or $7.0 million, in order to redeem its Nextco Notes, and paid a management agreement termination fee of $30.7 million to affiliates of THL and Advent. The Company recorded the prepayment penalty and termination fee in other expense, net in the Company’s condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2015. Additionally, in conjunction with the redemption of the Nextco Notes, the Company wrote off $8.6 million of capitalized debt issuance costs and original issuance discounts. The write-off was also recorded in other expense, net in the Company’s condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2015.

During the first quarter of 2015, the Company sold certain assets related to the newly acquired U.S. Balloon business and recorded a $2.7 million gain on such sale in other expense, net.

For the nine months ended September 30, 2014, other expense, net, totaled $4.4 million.

During February 2014, the Company amended the Old Term Loan Credit Agreement. In conjunction with the refinancing, the Company wrote-off $1.6 million of costs that had been capitalized during the issuance of the debt. Additionally, the Company wrote-off $0.6 million of the net original issuance discount that existed as of the time of the amendment and $0.7 million of the unamortized call premium that existed at the time of the amendment. Also in conjunction with the refinancing, the Company expensed $1.4 million of banker and legal fees. All such amounts were recorded in other expense, net.

During the second quarter of 2014, the Company received $3.7 million of business interruption insurance proceeds relating to the interruption caused by Superstorm Sandy in October 2012, and recorded the amount in other expense, net.

Income tax benefit

The income tax benefit for the nine months ended September 30, 2015 was determined based upon the Company’s estimated consolidated effective income tax rate for the year ending December 31, 2015.

The difference between the estimated consolidated effective income tax rate for the year ending December 31, 2015, as determined as of September 30, 2015, and the U.S. federal statutory rate is primarily attributable to unrecognized foreign tax credits and state income taxes, partially offset by a foreign rate differential and available domestic manufacturing deductions.

Adjusted EBITDA, Adjusted Net Income and Adjusted Net Income per Common Share – Diluted

We present adjusted EBITDA, adjusted net income (loss) and adjusted net income (loss) per common share – diluted as supplemental measures of our operating performance. We define EBITDA as net income (loss) before interest expense, net, income taxes, depreciation and amortization. We define adjusted EBITDA as EBITDA, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance. These further adjustments are itemized below. Adjusted net income represents our net income (loss), adjusted for, among other items, intangible asset amortization, non-cash purchase accounting adjustments, amortization of deferred financing costs and original issue discount, the management fee, refinancing charges, equity-based compensation, and impairment charges. We define adjusted net income (loss) per common share – diluted as adjusted net income (loss) divided by diluted weighted average common shares outstanding (used in the computation of net income (loss) per common share – diluted in our consolidated statement of operations and comprehensive income (loss)). We present adjusted EBITDA, adjusted net income (loss) and adjusted net income (loss) per common share – diluted as supplemental measures of our performance. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating adjusted EBITDA, adjusted net income (loss) and adjusted net income (loss) per common share – diluted, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of adjusted EBITDA, adjusted net income (loss) and adjusted net income (loss) per common share – diluted should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. We present adjusted EBITDA, adjusted net income (loss) and adjusted net income (loss) per common share – diluted because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use adjusted EBITDA: (i) as a factor in determining incentive compensation, (ii) to evaluate the effectiveness of our business strategies and (iii) because the credit facility uses adjusted EBITDA to measure compliance with certain covenants. While we have historically not used adjusted net income (loss) and adjusted net income (loss) per common share – diluted for internal management reporting and valuation purposes, we believe adjusted net income is a helpful benchmark to evaluate our operating performance.

Adjusted EBITDA, adjusted net income (loss) and adjusted net income (loss) per common share – diluted have limitations as analytical tools. Some of these limitations are:

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

Because of these limitations, adjusted EBITDA, adjusted net income (loss) and adjusted net income (loss) per common share – diluted should not be considered in isolation or as substitutes for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using adjusted EBITDA, adjusted net income (loss) and adjusted net income (loss) per common share – diluted only on a supplemental basis. The reconciliations from net income (loss) to each of adjusted EBITDA and adjusted net income for the periods presented is as follows:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
(Dollars in thousands)
Net loss	$(44,489)	$(5,410)	$(76,064)	$(22,866)
Interest expense, net	29,554	39,218	101,430	117,103
Income taxes	(32,715)	(4,914)	(50,334)	(13,683)
Depreciation and amortization	19,766	20,144	59,567	60,995

EBITDA	(27,884)	49,038	34,599	141,549
Non-cash purchase accounting adjustments	224	550	5,979	3,356
Management fee (a)	—	839	31,627	2,517
Restructuring, retention and severance	166	385	2,311	2,559
Refinancing charges (b)	79,011	—	94,607	4,396
Deferred rent	5,479	5,114	9,580	11,676
Closed store expense	335	125	903	1,273
Foreign currency (gains) losses, net	(978)	(15)	1,782	1,388
Business interruption proceeds, net of costs	—	—	—	(2,476)
Equity based compensation	970	396	2,094	1,187
Undistributed loss in unconsolidated joint venture	342	374	377	846
Gain on sale of assets	—	—	(2,660)	—
Corporate development expenses	414	128	1,543	401
Other	167	27	(51)	2,417

Adjusted EBITDA	$58,246	$56,961	$182,691	$171,089

(a)	In 2012, the Company entered into a management agreement with THL and Advent under which THL and Advent provided advice to the Company on, among other things, financing, operations, acquisitions and dispositions. Under the agreement, THL and Advent were paid an annual management fee for such services. In connection with the initial public offering, the management agreement was terminated and the Company paid THL and Advent a termination fee. Such amount was recorded in other expense, net in the Company’s condensed consolidated statement of operations and comprehensive loss for the three months ended June 30, 2015. See Note 6 in Item 1. above for further discussion.
(b)	During the three months ended September 30, 2015, the Company refinanced all of its debt and recorded $79,011 of charges in the Company’s condensed consolidated statement of operations and comprehensive loss for the three months ended September 30, 2015. See Note 12 in Item 1. above for further discussion. Further, during the three months ended June 30, 2015, the Company used proceeds from the initial public offering to redeem the Nextco Notes. The redemption required a prepayment penalty, $7,000. Additionally, in conjunction with the redemption, the Company wrote off $8,596 of capitalized debt issuance costs and original issuance discounts related to the Nextco Notes. Such charges were recorded in the Company’s condensed consolidated statement of operations and comprehensive loss for the three months ended June 30, 2015. See Note 6 in Item 1. above for further discussion.

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
(Dollars in thousands, except per share amounts)
Loss before income taxes	$(77,204)	$(10,324)	$(126,398)	$(36,549)
Intangible asset amortization	4,700	5,507	14,216	16,745
Non-cash purchase accounting adjustments (a)	955	1,470	8,430	7,282
Amortization of deferred financing costs and original issuance discounts (b)(c)	24,774	3,175	39,225	12,437
Management fee (d)	—	839	31,627	2,517
Refinancing charges (b)	58,338	—	65,338	1,407
Equity based compensation	970	396	2,094	1,187
Gain on sale of assets (e)	—	—	(2,660)	—

Adjusted income before income taxes	12,533	1,063	31,872	5,026
Adjusted income tax expense (benefit) (f)	623	(160)	8,645	2,240

Adjusted net income	$11,910	$1,223	$23,227	$2,786

Adjusted net income per common share – diluted	$0.10	$0.01	$0.21	$0.03

(a)	As a result of the Transaction, the Company applied the acquisition method of accounting and increased the value of certain property, plant and equipment. The impact of such adjustments on depreciation expense increased the Company’s expenses. These property, plant and equipment depreciation amounts are included in “Non-cash purchase accounting adjustments” for purposes of calculating “adjusted net income,” but are excluded from “Non-cash purchase accounting adjustments” for purposes of calculating adjusted EBITDA since they are included in depreciation expense.
(b)	During the three months ended September 30, 2015, the Company refinanced its debt. In conjunction with the refinancing, the Company paid a call premium and other third-party costs. The Company recorded such payments, $56,350 in aggregate, in the Company’s condensed consolidated statement of operations and comprehensive loss for the three months ended September 30, 2015. The amount is included in “Refinancing charges” in the table above. Additionally, in conjunction with the refinancing, the Company wrote off $22,661 of capitalized debt issuance costs, original issuance discounts and call premiums. Such charge was recorded in the Company’s condensed consolidated statement of operations and comprehensive loss for the three months ended September 30, 2015 and included in “Amortization of deferred financing costs and original issue discounts” in this table and in the Company’s condensed consolidated statement of cash flows included elsewhere in this filing. Further, as the Company was required to provide 30 days of notice when calling its Old Senior Notes, during a portion of the three months ended September 30, 2015 both the Old Senior Notes and Senior Notes were outstanding. The overlapping interest expense, $1,988, is included in “Refinancing charges” in this table. See Note 12 in Item 1. for further discussion of the refinancing.
During the three months ended June 30, 2015, the Company used proceeds from the initial public offering to redeem the Nextco Notes. The redemption required a prepayment penalty, $7,000. The Company recorded the prepayment penalty in the Company’s condensed consolidated statement of operations and comprehensive loss for the three months ended June 30, 2015. Additionally, in conjunction with the redemption, the Company wrote off $8,596 of capitalized debt issuance costs and original issuance discounts related to the Nextco Notes. Such charge was recorded in the Company’s condensed consolidated statement of operations and comprehensive loss for the three months ended June 30, 2015 and included in “Amortization of deferred financing costs and original issue discounts” in this table and in the Company’s condensed consolidated statement of cash flows included elsewhere in this filing. See Note 6 in Item 1. for further discussion of the redemption of the Nextco Notes.
(c)	Represents the amortization of deferred financing costs and original issuance discounts related to debt offerings. Additionally, includes the write-off of deferred financing costs, net original issuance discounts and capitalized call premiums due to the redemption of the Nextco Notes and the refinancing discussed in note (b) above.
(d)	In 2012, the Company entered into a management agreement with THL and Advent under which THL and Advent provided advice to the Company on, among other things, financing, operations, acquisitions and dispositions. Under the agreement, THL and Advent were paid an annual management fee for such services. In connection with the initial public offering, the management agreement was terminated and the Company paid THL and Advent a termination fee. Such amount was recorded in other expense, net in the Company’s condensed consolidated statement of operations and comprehensive loss for the three months ended June 30, 2015. See Note 6 in Item 1. above for further discussion.
(e)	During January 2015, the Company recorded a gain on the sale of certain assets obtained in the October 2014 acquisition of U.S. Balloon.
(f)	Represents the income tax expense using the rate in effect after considering the adjustments.

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

During the three months ended September 30, 2015, the Company redeemed its $700 million of 8.875% senior notes and refinanced its existing $1,125 million senior secured term loan facility and $400 million asset-based revolving credit facility with new indebtedness consisting of: (i) a $1,340 million senior secured term loan facility (“Term Loan Credit Agreement”), (ii) a $540 million asset-based revolving credit facility (with a seasonal increase to $640 million during a certain period of each calendar year) (“ABL Facility”) and (iii) $350 million of 6.125% senior notes.

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

Cash Flow

Net cash used in operating activities totaled $164.5 million and $112.8 million during the nine months ended September 30, 2015 and 2014, respectively. Net cash flows provided by operating activities before changes in operating assets and liabilities were $26.3 million during the first nine months of 2015, compared to $61.6 million during 2014, with the variance attributable to the refinancing costs discussed in Note 12 in Item 1. above and the management agreement termination fee discussed in Note 6 in Item 1. above. Changes in operating assets and liabilities during the first nine months of 2015 and 2014 resulted in the use of cash of $190.8 million and $174.4 million, respectively. The variance was principally due to higher income tax payments in 2015.

Net cash used in investing activities totaled $79.8 million during the nine months ended September 30, 2015, as compared to $54.1 million during the nine months ended September 30, 2014. Investing activities during 2015 included $18.4 million paid in connection with the acquisitions of costumes and injection molding businesses. Capital expenditures during the nine months ended September 30, 2015 and 2014 were $62.0 million and $52.9 million, respectively. Retail capital expenditures totaled $48.0 million during 2015 and principally related to store conversions and new stores. Wholesale capital expenditures totaled $14.0 million and primarily related to printing plates and dies, as well as machinery and equipment at the Company’s manufacturing operations.

Net cash provided by financing activities was $253.2 million during the nine months ended September 30, 2015, as compared to $170.9 million during the corresponding period of 2014. During 2015, the Company consummated an initial public offering of its common stock. The net proceeds of the offering, $397.2 million after underwriter fees and other expenses directly related to the offering, were used to, among other things, fully redeem the $350 million PIK notes. Additionally, during 2015, the Company redeemed its $700 million of 8.875% senior notes and refinanced its existing $1,125 million senior secured term loan facility and $400 million asset-based revolving credit facility with new indebtedness consisting of: (i) a $1,340 million senior secured term loan facility, (ii) a $540 million asset-based revolving credit facility (with a seasonal increase to $640 million during a certain period of each calendar year) and (iii) $350 million of 6.125% senior notes.

At September 30, 2015, the Company had approximately $256 million of availability under its ABL Facility, after considering borrowing base restrictions.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As a result of our variable rate indebtedness, our earnings are affected by changes in interest rates. If market interest rates for our variable rate indebtedness averaged 2% more than the interest rate incurred during the three months ended September 30, 2015 and 2014, the interest expense amounts disclosed in “Results of Operations” in Item 2. would have increased by $7.1 million and $6.3 million, respectively. Additionally, if market interest rates for our variable rate indebtedness averaged 2% more than the interest rate incurred during the nine months ended September 30, 2015 and 2014, the interest expense amounts disclosed in “Results of Operations” in Item 2. would have increased by $19.4 million and $18.6 million, respectively. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowings and considering any interest rate swap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could potentially take action to mitigate our exposure to the change. However, due to the uncertainty of the specific actions that we would take and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

Assuming that the refinancing discussed in Note 12 in Item 1. above occurred as of January 1, 2015, if market interest rates for our variable rate indebtedness averaged 2% more than the actual market interest rates during the three and nine month periods ended September 30, 2015, our interest expense for those periods, assuming a January 1, 2015 refinancing, would have increased by $8.3 million and $24.4 million, respectively.

Foreign Currency Risk

As a result of the sale of our products in foreign markets, our earnings are affected by fluctuations in the value of the U.S. dollar when compared to the values of foreign currencies. Although we periodically enter into foreign currency forward contracts to hedge against the earnings impact of such fluctuations, we (1) may not be able to achieve hedge effectiveness in order to qualify for hedge-accounting treatment and, therefore, would record any gain or loss on the mark-to-market of the contracts in other expense (income) and (2) may not be able to hedge such risks completely or permanently. A uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our foreign sales are denominated would have decreased income from operations, as stated in the consolidated financial statements included elsewhere in this filing, by $3.4 million and $2.7 million during the three months ended September 30, 2015 and 2014, respectively. A uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our foreign sales are denominated would have decreased income from operations, as stated in the consolidated financial statements included elsewhere in this filing, by $8.5 million and $7.6 million during the nine months ended September 30, 2015 and 2014, respectively. In addition to the direct effects of changes in exchange rates, changes in exchange rates may also affect the volume of sales. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not consider a potential change in sales levels.

Item 4. Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Act”)) as of September 30, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is: (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 6. Exhibits

4.1	Indenture, dated as of August 19, 2015, among Party City Holdings Inc., as Issuer, and Wilmington Trust, National Association, as Trustee (incorporate by reference to Exhibit 4.1 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2015)

4.2	First Supplemental Indenture, dated as of August 19, 2015, among the Guarantors named therein and Wilmington Trust, National Association, as Trustee (incorporate by reference to Exhibit 4.2 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2015)

4.3	Form of 6.125% Senior Notes due 2023 (incorporate by reference to Exhibit 4.3 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2015)

10.1	Term Loan Credit Agreement, dated as of August 19, 2015, among PC Intermediate Holdings, Inc., Party City Holdings Inc., Party City Corporation, the subsidiaries of the borrowers from time to time party thereto, the financial institutions party thereto, as the Lenders, and Deutsche Bank AG New York Branch, as Administrative Agent (incorporate by reference to Exhibit 10.1 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2015)

10.2	Pledge and Security Agreement, dated as of August 19, 2015, among Party City Holdings Inc., Party City Corporation, PC Intermediate Holdings, Inc., the Subsidiary Parties from time to time party thereto and Deutsche Bank AG New York Branch, in its capacity as administrative agent and collateral agent for the lenders party to the Term Loan Credit Agreement (incorporate by reference to Exhibit 10.2 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2015)

10.3	ABL Credit Agreement, dated as of August 19, 2015, among PC Intermediate Holdings, Inc., Party City Holdings Inc., Party City Corporation, the subsidiaries of the borrowers from time to time party thereto, the financial institutions party thereto, as the Lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporate by reference to Exhibit 10.3 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2015)

10.4	Pledge and Security Agreement, dated as of August 19, 2015, among Party City Holdings Inc., Party City Corporation, PC Intermediate Holdings, Inc., the Subsidiary Parties from time to time party thereto and JPMorgan Chase Bank, N.A., in its capacity as administrative agent and collateral agent for the lenders party to the ABL Credit Agreement (incorporate by reference to Exhibit 10.4 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2015)

10.5	Intercreditor Agreement, dated as of August 19, 2015, among PC Intermediate Holdings, Inc., Party City Holdings Inc., Party City Corporation, the other Grantors from time to time party thereto, JPMorgan Chase Bank, N.A., as ABL Facility Agent, and Deutsche Bank AG New York Branch, as Term Loan Agent (incorporate by reference to Exhibit 10.5 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2015)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014; (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three month periods ended September 30, 2015 and September 30, 2014; (iii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the nine month periods ended September 30, 2015 and September 30, 2014; (iv) Condensed Consolidated Statement of Stockholders’ Equity for the nine month period ended September 30, 2015 and (v) Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2015 and September 30, 2014; and (vi) Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

PARTY CITY HOLDCO INC.

	By:	/s/ Michael A. Correale
Michael A. Correale
Date: November 13, 2015		Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)