Form 10-K
period 2015-12-31
Party City Holdco Inc.
filed 2016-03-14
CIK 1592058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-37344

Party City Holdco Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-0539758
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

80 Grasslands Road

Elmsford, NY 10523

(Address of Principal Executive Offices)

(914) 345-2020

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock $0.01 par value	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by a check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates as of June 30, 2015 was $608,507,305. As of February 29, 2016, there were 119,302,054 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2016 annual meeting of stockholders to be held on June 15, 2016 are incorporated by reference in Part III.

FORM 10-K

PART I

Forward-Looking Statements

This Annual Report on Form 10-K, including the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, contains information that may constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth and the development and introduction of new products. In many cases you can identify forward-looking statements by terms such as “believes,” “anticipates,” “expects,” “targets,” “estimates,” “intends,” “will,” “may” or “plans” and similar expressions. These forward-looking statements reflect our current expectations and are based upon data available to us at the time the statements were made.

Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. These risks, as well as other risks and uncertainties, are detailed in the section Item 1A. “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. All forward-looking statements are qualified by these cautionary statements and are made only as of the date of this Annual Report on Form 10-K. Any such forward-looking statements should be considered in context with the various disclosures made by us about our business. Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission (the “SEC”) after the date of the filing of this Annual Report on Form 10-K.

In this Annual Report on Form 10-K references to “Party City Holdco,” “Party City,” the “Company” “we,” “our,” “ours” and “us” refer to Party City Holdco Inc. and its consolidated subsidiaries unless stated or the context otherwise requires.

Item 1. Business

Overview

Party City Holdco is a holding company with no operating assets or operations. Party City Holdco owns 100% of PC Nextco Holdings, LLC (“PC Nextco”), which owns 100% of PC Intermediate Holdings, Inc. (“PC Intermediate”). PC Intermediate owns 100% of Party City Holdings Inc. (“PCHI”). PCHI or its direct or indirect subsidiaries conduct all of our operating businesses. The Company’s principal executive offices are located at 80 Grasslands Road, Elmsford, New York 10523.

We are the leading party goods retailer by revenue in North America and, we believe, the largest vertically integrated supplier of decorated party goods globally by revenue. With over 900 locations (inclusive of approximately 200 franchised stores), we have the only coast-to-coast network of party superstores in the U.S. and Canada that make it easy and fun to enhance special occasions with a differentiated shopping experience and an unrivaled assortment of innovative and exciting merchandise offered at a compelling value. During the Halloween selling season, we also operate a network of approximately 300 temporary stores under the Halloween City banner.

Through a series of acquisitions starting in 2005, we built a powerful retail operation that captures the full manufacturing-to-retail margin on a significant portion of the products sold in our stores. Based on our revenues, we believe we are the largest global designer, manufacturer and distributor of decorated party supplies with products found in over 40,000 retail outlets worldwide, including our own stores as well as independent party supply stores, mass merchants, grocery retailers, dollar stores and others. Our products are available in over 100 countries with the U.K., Germany, Australia and France among the largest end markets for our products outside of North America.

The 2005 combination of Amscan, which focused on the wholesale market, and Party City, which focused on the retail market, represented an important step in our evolution. Since the acquisition of Party City in 2005, we have steadily increased the selection of Amscan merchandise offered in Party City stores from approximately 25% to approximately 75% in 2015, allowing us to capture the full manufacturing-to-retail margin on a significant portion of our retail sales.

Through a combination of organic growth and strategic acquisitions, we have been able to generate strong topline performance and margin expansion, including:

•	Growing revenue from $1,872.0 million for the year ended December 31, 2011 to $2,294.5 million for the year ended December 31, 2015, representing a compounded annual growth rate of 5.2%.

•	Increasing adjusted EBITDA from $275.5 million, an adjusted EBITDA margin of 14.7%, for the year ended December 31, 2011 to $380.3 million for the year ended December 31, 2015, representing an adjusted EBITDA margin of 16.6%.

•	Increasing adjusted net income from $88.3 million for the year ended December 31, 2011 to $114.2 million for the year ended December 31, 2015.

For a discussion of our use of adjusted EBITDA and adjusted net income and reconciliations to net income (loss), please refer to Item 6, “Selected Consolidated Financial Data.”

Industry Overview

We operate in the broadly defined $10 billion retail party goods industry (including decorative paper and plastic tableware, decorations, accessories and balloons), which is supported by a range of suppliers from commodity paper goods producers to party goods specialty retailers. Sales of party goods are fueled by everyday events such as birthdays, baby showers, weddings and anniversaries, as well as seasonal events such as holidays and other special occasions. As a result of numerous and diverse occasions, the U.S. party goods market enjoys broad demographic appeal. We also operate in the $7 billion Halloween market, a portion of which overlaps with the $10 billion retail party goods industry. The Halloween market includes costumes, candy and makeup.

The retail landscape is comprised primarily of party superstores, mass merchants, craft stores, grocery retailers, and dollar stores. The party superstore has emerged as a preferred destination for party goods shoppers, similar to the dominance of specialty retailers in other categories such as home improvement, pet products and sporting goods. This is typically due to the superstore chain’s ability to offer a wider variety of merchandise at more compelling prices in a convenient setting as well as the knowledgeable staff often found at superstores. Other retailers that cater to the party goods market typically offer a limited assortment of party supplies and seasonal items. Mass merchants tend to focus primarily on juvenile and seasonal goods, greeting cards and gift wrap; craft stores on decorations and seasonal merchandise; and dollar stores on general and seasonal party goods items.

Segments

We have two primary reporting segments: Retail and Wholesale. In 2015, we generated 71.5% of our total revenues from our retail segment and 28.5% of our total revenues from our wholesale segment.

Our retail operations generate revenue primarily through the sale of Amscan, Designware, Anagram, Costumes USA and other party supplies through Party City, Halloween City and PartyCity.com. During 2015, approximately 75% of the product that was sold by our retail operations was supplied by our wholesale operations.

Our wholesale revenues are generated from the sale of party goods for all occasions, including paper and plastic tableware, accessories and novelties, metallic and latex balloons, stationery and gift items. Our products are sold at wholesale to party goods superstores, including our franchise stores, other party goods retailers, mass merchants, independent card and gift stores, dollar stores and other retailers and distributors throughout the world.

Financial information about our business segments and geographical areas is provided in Note 15, Segment Information, to our consolidated financial statements in Part II, Item 8 in this Annual Report on Form 10-K.

Retail Operations

Overview

Opening its first company-owned store in 1986, Party City has grown to become what we believe is the largest operator of owned and franchised party superstores by revenue in the United States. At the time of its acquisition in 2005, Party City’s network consisted of 502 stores, including 254 franchised locations. Since the acquisition, we have expanded the Party City network to approximately 860 superstore locations in the United States (inclusive of approximately 200 franchised stores) and approximately 50 locations in Canada. We also operate approximately 300 temporary Halloween stores, under the Halloween City banner.

The following table shows the change in our company-owned Party City store network over the past three years:

	2015	2014	2013
Stores open at beginning of year	693	674	600
Stores opened	27	23	25
iParty Corp. stores acquired	—	—	54
Stores acquired from franchisees/others	6	6	—
Stores closed	(14)	(10)	(5)

Stores open at end of year	712	693	674

E-commerce

Our website, PartyCity.com, offers a convenient, user-friendly and secure online shopping option for new and existing customers. In addition to the ability to order products, our website provides a substantial amount of content about our party products, party planning ideas and promotional offers. The website is also one of our key marketing vehicles, specifically as it relates to social marketing initiatives.

Retail Advertising and Marketing

Our advertising focuses on promoting specific seasonal occasions and general party themes, with a strong emphasis on our price-value proposition—“Nobody Has More Party for Less”—with the goal of increasing customer traffic and further building our brand.

Competition at Retail

In our retail segment, our stores compete primarily on the basis of product mix and variety, store location and layout, customer convenience and value. Although we compete with a variety of smaller and larger retailers, including, but not limited to, independent party goods supply stores, specialty stores, dollar stores, warehouse/merchandise clubs, drug stores, mass merchants and catalogue and e-commerce merchandisers, we believe that, based on our revenues, our retail stores maintain a leading position in the party goods business by offering a wider breadth of merchandise than most competitors and a greater selection within merchandise classes, at a compelling value. We are one of only a few vertically integrated suppliers of decorated party goods. While some of our competitors in our markets may have greater financial resources, we believe that our significant buying power, which results from the size of our retail store network and the breadth of our assortment, is an important competitive advantage. Many of our retail competitors are also customers of our wholesale business.

Retail Seasonality

Our retail operations are subject to significant seasonal variations. Historically, this segment has realized a significant portion of its revenues, cash flow and net income in the fourth quarter of the year, principally due to our Halloween sales in October and, to a lesser extent, year-end holiday sales. In 2015, Halloween business represented approximately 25% of our total domestic retail sales. To maximize our seasonal opportunity, we operate a chain of temporary Halloween stores, under the Halloween City banner, during the months of September and October of each year. During 2015, our temporary Halloween stores (including Canadian stores) generated revenues of approximately $84 million.

Franchise Operations

We have franchised stores throughout the United States, Mexico and Puerto Rico run by franchisees utilizing our format, design specifications, methods, standards, operating procedures, systems and trademarks. Our wholesale sales to franchised stores generally mirror, with respect to relative size, mix and category, those to our company-owned stores. The following table shows the change in our franchise-owned store network over the past three years:

	2015	2014	2013
Stores open at beginning of year	208	212	214
Stores opened/acquired by existing franchisees	—	—	1
Stores sold to the Company	(6)	(1)	—
Stores closed or converted to independent stores	(2)	(3)	(3)

Stores open at end of year	200	208	212

We are not currently marketing, nor do we plan to market, new franchise territories in the United States or Canada. However, in the future, we do plan on marketing new franchise territories internationally. During 2015, the Company entered into an agreement with a subsidiary of Grupo Oprimax to franchise the Party City concept throughout Mexico. Under the terms of the agreement, Grupo Oprimax will have the exclusive right to open up Party City stores in Mexico.

We receive revenue from our franchisees, consisting of an initial one-time fee and ongoing royalty fees generally ranging from 4% to 6% of net sales. In exchange for these franchise fees, franchisees receive brand value and company support with respect to planograms, information technology, purchasing and marketing. In addition, each franchisee has a mandated advertising budget, which consists of a minimum initial store opening promotion and ongoing local advertising and promotions. Also, franchisees must pay an additional 1% to 2.25% of net sales to a group advertising fund to cover common advertising materials. Further, the terms of our franchise agreements provide for payments to franchisees based on our domestic retail e-commerce sales originating from specified areas relating to the franchisees’ contractual territory. The amounts paid by us vary based on several factors, including the profitability of our e-commerce sales, and are expensed at the time of sale. We do not offer financing to our franchisees for one-time fees or ongoing royalty fees. Our franchise agreements provide us with a right of first refusal should any franchisee look to dispose of its operations.

Current franchise agreements provide for an assigned area or territory that typically equals a three or four-mile radius from the franchisee’s store location and the right to use the Party City® logo and trademark. In addition, certain agreements with our franchisees and other business partners contain geographic limitations on opening new stores. For most stores, the franchisee or the majority owner of a corporate franchisee devotes full time to the management, operation and on-premises supervision of the stores or groups of stores.

Wholesale Operations

Overview

We currently offer over 400 party goods ensembles, which range from approximately five to 50 design-coordinated items spanning tableware, accessories, novelties, balloons, decorations and gifts. The breadth of these ensembles enables retailers to promote additional sales of related products for every occasion. To enhance our customers’ celebrations of life’s important events, we market party goods ensembles for a wide variety of occasions, including seasonal and religious holidays, special events and themed celebrations.

Our Amscan, Anagram, Costumes USA and Designware branded products are offered in over 40,000 retail outlets worldwide, ranging from party goods superstores, including our company-owned and franchised retail stores, other party goods retailers, mass merchants, independent card and gift stores, dollar stores and other retailers and distributors throughout the world. We have long-term relationships with many of our wholesale customers. Party goods superstores, the Company’s primary channel of distribution, provide consumers with a one-stop source for all of their party needs. Amscan, Anagram, Costumes USA and Designware branded products represent a significant portion of party goods carried by both company-owned and third-party stores with the overall percentage continuing to increase, reflecting the breadth of our product line and, based on our scale, our ability to manufacture and source quality products at competitive prices.

The table below shows the breakdown of our total wholesale sales by channel for the year ended December 31, 2015:

Channel	Sales
(dollars in millions)
Party City and Halloween City—owned stores and e-commerce	$573
Party City—franchised stores	166
Other domestic retailers	149
Domestic balloon distributors/retailers	74
International balloon distributors	23
Other international	242

Total wholesale sales	$1,227

Product Lines

The following table sets forth the principal products we distribute by product category, and the corresponding percentage of revenue that each category represents:

Wholesale Sales by Product for the Year Ended

December 31, 2015

Category	Items	% of Sales
Tableware	Plastic Plates, Paper Plates, Plastic Cups, Paper Cups, Paper Napkins, Plastic Cutlery, Tablecovers	24%
Favors, Stationery & Other	Party Favors, Gift Bags, Gift Wrap, Invitations, Bows, Stationery	16%
Decorations	Latex Balloons, Piñatas, Crepes, Flags & Banners, Decorative Tissues, Stickers and Confetti, Scene Setters, Garland, Centerpieces	20%
Metallic Balloons	Bouquets, Standard 18 Inch Sing-A-Tune, SuperShapes, Weights	12%
Costumes & Accessories	Costumes, Other Wearables, Wigs	28%

Our products span a wide range of lifestyle events from birthdays to theme parties and sporting events, as well as holidays such as Halloween and New Year’s. In 2015, approximately 68% of our wholesale sales consisted of items designed for everyday occasions, with the remaining sales comprised of items used for holidays and seasonal celebrations throughout the year. Our product offerings cover the following broad range of occasions and life celebrations:

Current Product Offering

Everyday	Seasonal
Anniversaries	New Year’s
Bar Mitzvahs	Valentine’s Day
Birthdays	St. Patrick’s Day
Bridal/Baby Showers	Easter
Christenings	Passover
Confirmations	Fourth of July
First Communions	Halloween
Graduations	Fall
Theme-oriented*	Thanksgiving
Weddings	Hanukkah
Christmas

*	Our theme-oriented ensembles enhance various celebrations and include Bachelorette, Card Party, Casino, Chinese New Year, Cocktail Party, Disco, Fiesta, Fifties Rock-and-Roll, Hawaiian Luau, Hollywood, Mardi Gras, Masquerade, Patriotic, Retirement, Sports, Summer Barbeque and Western.

Wholesale Manufactured Products

In 2015, we manufactured items representing approximately 32% of our net sales at wholesale (including sales to our retail operations). Our manufacturing facilities in Rhode Island, Kentucky, Minnesota, Mexico, Malaysia, New Mexico and New York are highly automated and produce paper and plastic plates and cups, paper napkins, metallic and latex balloons, injection molded product and other party and novelty items at globally competitive costs. State-of-the-art printing, forming, folding and packaging equipment support these manufacturing operations. Given our size and sales volume, we are generally able to operate our manufacturing equipment on the basis of at least two shifts per day, thus lowering production costs per unit. In select cases, we use available capacity to manufacture products for third parties, which allows us to maintain a satisfactory level of equipment utilization.

The table below summarizes our principal manufacturing facilities:

Location	Principal Products	Approximate Square Feet
East Providence, Rhode Island	Plastic plates, cups and bowls	229,230(1)
Louisville, Kentucky	Paper plates	189,175
Eden Prairie, Minnesota	Metallic balloons and accessories	115,600
Tijuana, Mexico	Piñatas and other party products	135,000
Melaka, Malaysia	Latex balloons	100,000
Los Lunas, New Mexico	Injection molded plastics	85,055
Harriman, New York	Paper napkins	74,400
Newburgh, New York	Paper napkins and paper cups	52,400

(1)	This figure represents an industrial park, which includes a 48,455 square foot office and warehouse.

Complementing our manufacturing facilities, we have a diverse global network of third-party suppliers that supports our strategy of consistently offering a broad selection of high quality, innovative and competitively priced product. We have over 20-year relationships with many of our vendors and often represent a significant portion of their overall business. They generally produce items designed by and created for us, are located in Asia and are managed by our sourcing office in Hong Kong. We actively work with our third-party suppliers to ensure product cost, quality and safety.

The principal raw materials used in manufacturing our products are paper, petroleum-based resin and cotton. While we currently purchase such raw material from a relatively small number of sources, paper, resin and cotton are available from numerous sources. Therefore, we believe our current suppliers could be replaced without adversely affecting our manufacturing operations in any material respect.

Wholesale Product Safety and Quality Assurance

We are subject to regulatory requirements in the United States and internationally, and we believe that all products that we manufacture and source comply with the requirements in the markets in which they are sold. Third-party manufactured products are tested both at the manufacturing site and upon arrival at our distribution centers. We have a full-time staff of professionals in the United States, Asia and Europe dedicated to product safety and quality assurance.

Wholesale Distribution and Systems

We ship our products directly to retailers and distributors throughout the world from our distribution facilities, as well as on a free-on-board (“FOB”) basis directly from our domestic and international factories. Our electronic order entry and information systems allow us to manage our inventory with minimal obsolescence while maintaining strong fill rates and quick order turnaround time.

Our main distribution facility for domestic party customers is located in Chester, New York, with nearly 900,000 square feet under one roof. This state-of-the-art facility serves as the main point of distribution for our Amscan-branded products and utilizes paperless, pick-by-light systems, offering superior inventory management and turnaround times as short as 48 hours.

We utilize a bypass system which allows us to ship products directly from selected third-party suppliers to our company-owned and franchised stores, thus bypassing our distribution facilities. In addition to lowering our distribution costs, this bypass system creates warehouse capacity.

The distribution center for our retail e-commerce platform is located in Naperville, Illinois. We also have other distribution centers in the U.K., Germany, Mexico and Australia, to support our international customers.

Wholesale Customers

We have a diverse third party customer base at wholesale. During 2015, no individual third party customer accounted for more than 10% of our total third-party sales at wholesale.

Competition at Wholesale

In our wholesale segment, we compete primarily on the basis of diversity and quality of our product designs, breadth of product line, product availability, price, reputation and customer service. Although we have many competitors with respect to one or more of our products, we believe that there are no competitors who design, manufacture, source and distribute products with the complexity of design and breadth of product lines that we do. Furthermore, our design and manufacturing processes create efficiencies in manufacturing that few of our competitors can achieve in the production of numerous coordinated products in multiple design types. Competitors include smaller independent manufacturers and distributors, as well as divisions or subsidiaries of large companies. Certain of these competitors control various party goods product licenses for widely recognized images, such as cartoon or motion picture characters, which could provide them with a competitive advantage. However, we control a strong portfolio of character licenses for use in the design and production of our metallic balloons and, as a result of the acquisition of Designware, we have access to a strong portfolio of character and other licenses for party goods.

Information Systems

We continually evaluate and upgrade our information systems to enhance the quantity, quality and timeliness of information available to management and to improve the efficiency of our manufacturing and distribution facilities, as well as our service at the store level. We have implemented merchandise replenishment software to complement our distribution, planning and allocation processes. The system enhances the store replenishment function by improving in-stock positions, leveraging our distribution infrastructure and allowing us to become more effective in our use of store labor. We have implemented a Point of Sale system and upgraded merchandising systems to standardize technology across all of our domestic retail superstores and we have implemented similar systems at our temporary Halloween City locations.

Employees

As of December 31, 2015, the Company had approximately 7,544 full-time employees and 10,687 part-time employees, none of whom is covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Intellectual Property

We own the copyrights in the designs we create and use on our products and various trademarks and service marks used on or in connection with our products. It is our practice to register our copyrights with the United States Copyright Office and our trademarks and service marks with the United States Patent and Trademark Office, or with other foreign jurisdictions, to the extent we deem necessary. In addition, we rely on unregistered common law trademark rights and unregistered copyrights under applicable U.S. law to distinguish and/or protect our products, services and branding. We do not believe that the loss of copyrights or trademarks with respect to any particular product or products would have a material adverse effect on our business. We hold numerous intellectual property licenses from third parties, allowing us to use various third-party cartoon and other characters and designs on our products, and the images on our metallic balloons and costumes are principally covered by these licenses. None of these licenses is individually material to our aggregate business. We also own patents relating to display racks and balloon weights, none of which is individually material to our aggregate business.

We permit our franchisees to use a number of our trademarks and service marks, including Party City, The Discount Party Super Store, Party America and Halloween City.

Government Regulation

As a franchisor, we must comply with regulations adopted by the Federal Trade Commission, such as the Trade Regulation Rule on Franchising, which requires us, among other things, to furnish prospective franchisees with a franchise offering circular. We also must comply with a number of state laws that regulate the offer and sale of our franchises and certain substantive aspects of franchisor-franchisee relationships. These laws vary in their application and in their regulatory requirements. State laws that regulate the offer and sale of franchises typically require us to, among other things, register before the offer and sale of a franchise can be made in that state and to provide a franchise offering circular to prospective franchisees.

State laws that regulate the franchisor-franchisee relationship presently exist in a substantial number of states. Those laws regulate the franchise relationship, for example, by restricting a franchisor’s rights with regard to the termination, transfer and renewal of a franchise agreement (for example, by requiring “good cause” to exist as a basis for the termination and the franchisor’s decision to refuse to permit the franchisee to exercise its transfer or renewal rights), by requiring the franchisor to give advance notice to the franchisee of the termination and give the franchisee an opportunity to cure most defaults. To date, those laws have not precluded us from seeking franchisees in any given area and have not had a material adverse effect on our operations.

Our wholesale and retail segments must also comply with applicable regulations adopted by federal agencies, including product safety regulations, and with licensing and other regulations enforced by state and local health, sanitation, safety, fire and other departments. Difficulties or failures in obtaining the required licenses or approvals can delay and sometimes prevent the opening of a new store or the shutting down of an existing store.

Our manufacturing operations, stores and other facilities must comply with applicable environmental, health and safety regulations, although the cost of complying with these regulations to date has not been material. More stringent and varied requirements of local governmental bodies with respect to zoning, land use, and environmental factors can delay, and sometimes prevent, development of new stores in particular locations. Our stores must comply with the Fair Labor Standards Act and various state laws governing various matters such as minimum wages, overtime and other working conditions. Our stores must also comply with the provisions of the Americans with Disabilities Act, which requires that employers provide reasonable accommodation for employees with disabilities and that stores must be accessible to customers with disabilities.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in accordance therewith, we file reports, proxy and information statements and other information with the SEC. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other information to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available through the investor relations section of our website at www.partycity.com. Reports are available free of charge as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

In addition to our website, you may read and copy public reports we file with or furnish to the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains our reports, proxy and information statements, and other information that we file electronically with the SEC at www.sec.gov.

Item 1A.	Risk Factors

The following risk factors may be important to understanding any statement in this Annual Report on Form 10-K or elsewhere. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below. Any one or more of such factors could directly or indirectly cause our actual results of operations and financial condition to vary materially from past or anticipated future results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, results of operations and stock price.

We operate in a competitive industry, and our failure to compete effectively could cause us to lose our market share, revenues and growth prospects.

We compete with many other manufacturers and distributors, including smaller, independent manufacturers and distributors and divisions or subsidiaries of larger companies with greater financial and other resources than we have. Some of our competitors control licenses for widely recognized images and have broader access to mass market retailers that could provide them with a competitive advantage.

The party goods retail industry is large and highly fragmented. Our retail stores compete with a variety of smaller and larger retailers, including specialty retailers, warehouse/merchandise clubs, drug stores, supermarkets, dollar stores, mass merchants, and catalogue and online merchants. Our stores compete, among other ways, on the basis of location and store layout, product mix and availability, customer convenience and price. We may not be able to continue to compete successfully against existing or future competitors in the retail space. Expansion into markets served by our competitors and entry of new competitors or expansion of existing competitors into our markets could materially adversely affect our business, results of operations, cash flows and financial performance.

We must remain competitive in the areas of quality, price, breadth of selection, customer service and convenience. Competing effectively may require us to reduce our prices or increase our costs, which could lower our margins and adversely affect our revenues and growth prospects.

A decrease in our Halloween sales could have a material adverse effect on our operating results for the year.

Our retail business realizes a significant portion of its revenues, net income and cash flows in September and October, principally due to Halloween sales. We believe that this general pattern will continue in the future. An economic downturn, or adverse weather, during this period could adversely affect us to a greater extent than at other times of the year. Any unanticipated decrease in demand for our products during the Halloween season could require us to maintain excess inventory or sell excess inventory at substantial markdowns, which could have a material adverse effect on our business, profitability, ability to repay any indebtedness and our brand image. In addition, our sales during the Halloween season could be affected if we are not able to find sufficient and adequate lease space for our temporary Halloween City stores or if we are unable to hire temporary personnel to adequately staff these stores and our distribution facility during the Halloween season. Failure to have proper lease space and adequate personnel could hurt our business, financial condition and results of operations.

Our failure to appropriately respond to changing merchandise trends and consumer preferences could significantly harm our customer relationships and financial performance.

As a manufacturer, distributor and retailer of consumer goods, our products must appeal to a broad range of consumers whose preferences are constantly changing. We also sell certain licensed products, with images such as cartoon or motion picture characters, which are in great demand for short time periods, making it difficult to project our inventory needs for these products. In addition, we may not be able to obtain the licenses for certain popular characters and could lose market share to competitors who are able to obtain those licenses. Additionally, if consumers’ demand for single-use, disposable party goods were to diminish in favor of reusable products for environmental or other reasons, our sales could decline.

The success of our business depends upon many factors, such as our ability to accurately predict the market for our products and our customers’ purchasing habits, to identify product and merchandise trends, to innovate and develop new products, to manufacture and deliver our products in sufficient volumes and in a timely manner and to differentiate our product offerings from those of our competitors. We may not be able to continue to offer assortments of products that appeal to our customers or respond appropriately to consumer demands. We could misinterpret or fail to identify trends on a timely basis. Our failure to anticipate, identify or react appropriately to changes in consumer tastes could, among other things, lead to excess inventories and significant markdowns or a shortage of products and lost sales. Our failure to do so could harm our customer relationships and financial performance.

Our business may be adversely affected by fluctuations in commodity prices.

The costs of our key raw materials (paper, petroleum-based resin and cotton) fluctuate. In general, we absorb movements in raw material costs that we consider temporary or insignificant. However, cost increases that are considered other than temporary may require us to increase our prices to maintain our margins. Raw material prices may increase in the future and we may not be able to pass on these increases to our customers. A significant increase in the price of raw materials that we cannot pass on to customers could have a material adverse effect on our results of operations and financial performance. In addition, the interruption in supply of certain key raw materials essential to the manufacturing of our products may have an adverse impact on our and our suppliers’ abilities to manufacture the products necessary to maintain our existing customer relationships.

We may not be able to successfully implement our store growth strategy.

If we are unable to increase the number of retail stores we operate and increase the productivity and profitability of existing retail stores, our ability to increase sales, profitability and cash flow could be impaired. To the extent we are unable to open new stores as we planned, our retail store sales growth would come primarily from increases in comparable store sales. We may not be able to increase our comparable store sales, improve our margins or reduce costs as a percentage of sales. Growth in profitability in that case would depend significantly on our ability to increase margins or reduce costs as a percentage of sales. Further, as we implement new initiatives to reduce the cost of operating our stores, sales and profitability may be negatively impacted.

Our ability to successfully open and operate new stores depends on many factors including, among others, our ability to:

•	identify suitable store locations, including temporary lease space for our Halloween City locations, the availability of which is largely outside of our control;

•	negotiate and secure acceptable lease terms, desired tenant allowances and assurances from operators and developers that they can complete the project, which depend in part on the financial resources of the operators and developers;

•	obtain or maintain adequate capital resources on acceptable terms, including the availability of cash for rent outlays under new leases;

•	manufacture and source sufficient levels of inventory at acceptable costs;

•	hire, train and retain an expanded workforce of store managers and other personnel;

•	successfully integrate new stores into our existing control structure and operations, including information system integration;

•	maintain adequate manufacturing and distribution facilities, information system and other operational system capabilities;

•	identify and satisfy the merchandise and other preferences of our customers in new geographic areas and markets;

•	gain brand recognition and acceptance in new markets; and

•	address competitive, merchandising, marketing, distribution and other challenges encountered in connection with expansion into new geographic areas and markets, including geographic restrictions on the opening of new stores based on certain agreements with our franchisees and other business partners.

In addition, as the number of our stores increases along with our online sales, we may face risks associated with market saturation of our product offerings. To the extent our new store openings are in markets where we have existing stores, we may experience reduced net sales in existing stores in those markets. Finally, there can be no assurance that any newly opened stores will be received as well as, or achieve net sales or profitability levels comparable to those of, our existing stores in the time periods estimated by us, or at all. If our stores fail to achieve, or are unable to sustain, acceptable net sales and profitability levels, our business may be materially harmed and we may incur significant costs associated with closing those stores. Our failure to effectively address challenges such as these could adversely affect our ability to successfully open and operate new stores in a timely and cost-effective manner, and could have a material adverse effect on our business, results of operations and financial condition.

Because we rely heavily on our own manufacturing operations, disruptions at our manufacturing facilities could adversely affect our business, results of operations, cash flows and financial performance.

Any significant disruption in our manufacturing facilities, in the United States or abroad, for any reason, including regulatory requirements, the loss of certifications, power interruptions, fires, hurricanes, war or other forces of nature, could disrupt our supply of products, adversely affecting our business, results of operations, cash flows and financial performance. The occurrence of one or more natural disasters, or other disruptive geo-political events, could also result in increases in fuel (or other energy) prices or a fuel shortage, the temporary or permanent closure of one or more of manufacturing or distribution centers, the temporary lack of an adequate work force in a market, the temporary or long-term disruption in the supply of products from some local and overseas suppliers, the temporary disruption in the transport of goods from overseas or delays in the delivery of goods to our distribution centers or stores or to third parties who purchase from us. If one or more of these events occurred, our revenues and profitability would be reduced.

Disruption to the transportation system or increases in transportation costs may negatively affect our operating results.

We rely upon various means of transportation, including shipments by air, sea, rail and truck, to deliver products to our distribution centers from vendors and manufacturers and from other distribution centers to our stores, as well as for direct shipments from vendors to stores and sales to third-party customers. Independent third parties with whom we conduct business may employ personnel represented by labor unions. Labor stoppages, shortages or capacity constraints in the transportation industry, disruptions to the national and international transportation infrastructure, fuel shortages or transportation cost increases could adversely affect our business, results of operations, cash flows and financial performance.

Product recalls and/or product liability may adversely impact our business, merchandise offerings, reputation, results of operations, cash flow and financial performance.

We may be subject to product recalls if any of the products that we manufacture or sell are believed to cause injury or illness. In addition, as a retailer of products manufactured by third parties, we may also be liable for various product liability claims for products we do not manufacture. Indemnification provisions that we may enter into are typically limited by their terms and depend on the creditworthiness of the indemnifying party and its insurer and the absence of significant defenses. We may be unable to obtain full recovery from the insurer or any indemnifying third party in respect of any claims against us in connection with products manufactured by such third party. In addition, if our vendors fail to manufacture or import merchandise that adheres to our quality control standards or standards established by applicable law, our reputation and brands could be damaged, potentially leading to an increase in customer litigation against us. Furthermore, to the extent we are unable to replace any recalled products, we may have to reduce our merchandise offerings, resulting in a decrease in sales, especially if a recall occurs near or during a peak seasonal period. If our vendors are unable or unwilling to recall products failing to meet our quality standards, we may be required to recall those products at a substantial cost to us.

Our business is sensitive to consumer spending and general economic conditions, and an economic slowdown could adversely affect our financial performance.

In general, our retail sales, and the retail sales of our business partners to whom we sell, represent discretionary spending by our customers and our business partners’ customers. Discretionary spending is affected by many factors, such as general business conditions, interest rates, availability of consumer credit, unemployment levels, taxation, weather and consumer confidence in future economic conditions. Our customers’ purchases and our business partners’ customers’ purchases of discretionary items, including our products, often decline during periods when disposable income is lower or during periods of actual or perceived unfavorable economic conditions. If this occurs, our revenues and profitability will decline. In addition, economic downturns may make it difficult for us to accurately forecast future demand trends, which could cause us to purchase excess inventories, resulting in increases in our inventory carrying cost, or insufficient inventories, resulting in our inability to satisfy our customer demand and potential loss of market share.

Our business may be adversely affected by the loss or actions of our third-party vendors.

Our ability to find new qualified vendors who meet our standards and supply products in a timely and efficient manner can be a significant challenge, especially for goods sourced from outside the United States. Many of our vendors currently provide us with incentives such as volume purchasing allowances and trade discounts. If our vendors were to reduce or discontinue these incentives, costs would increase. Should we be unable to pass cost increases to consumers, our profitability would be reduced.

Our business and results of operations may be harmed if our suppliers or third-party manufacturers fail to follow acceptable labor practices or to comply with other applicable laws and guidelines.

Many of the products sold in our stores and on our website are manufactured outside of the United States, which may increase the risk that the labor, manufacturing safety and other practices followed by the manufacturers of these products may differ from those generally accepted in the United States as well as those with which we are required to comply under many of our image or character licenses. Although we require each of our vendors to sign a purchase order and vendor agreement that requires adherence to accepted labor practices and compliance with labor, manufacturing safety and other laws and we test merchandise for product safety standards, we do not supervise, control or audit our vendors or the manufacturers that produce the merchandise we sell to our customers. The violation of labor, manufacturing safety or other laws by any of our vendors or manufacturers, or the divergence of the labor practices followed by any of our vendors or manufacturers from those generally accepted in the United States could interrupt or otherwise disrupt the shipment of finished products to us, damage our brand image, subject us to boycotts by our customers or activist groups or cause some of our licensors of popular images to terminate their licenses to us. Our future operations and performance will be subject to these factors, which are beyond our control and could materially hurt our business, financial condition and results of operations or require us to modify our current business practices or incur increased costs.

Our international operations subject us to additional risks, which risks and costs may differ in each country in which we do business and may cause our profitability to decline.

We conduct our business in a number of foreign countries, including contracting with manufacturers and suppliers located outside of the United States, many of which are located in Asia. We have expanded our international operations through numerous acquisitions and we plan on continuing to expand them through additional acquisitions, investments in joint ventures and organic growth. Our operations and financial condition may be adversely affected if the markets in which we compete or source our products are affected by changes in political, economic or other factors. These factors, over which we have no control, may include:

•	recessionary or expansive trends in international markets;

•	changes in foreign currency exchange rates, principally fluctuations in the British Pound Sterling, the Canadian Dollar, the Euro, the Malaysian Ringgit, and the Australian Dollar;

•	hyperinflation or deflation in the foreign countries in which we operate;

•	work stoppages or other employee rights issues;

•	the imposition of restrictions on currency conversion or the transfer of funds;

•	transportation delays and interruptions;

•	increases in the taxes we pay and other changes in applicable tax laws;

•	difficulty enforcing our intellectual property and competition against counterfeit goods;

•	legal and regulatory changes and the burdens and costs of our compliance with a variety of laws, including trade restrictions and tariffs; and

•	political and economic instability.

Our business may be adversely impacted by helium shortages.

Although not used in the actual manufacture of our products, helium gas is currently used to inflate the majority of our metallic balloons. We rely upon the exploration and refining of natural gas to ensure adequate supplies of helium as helium is a by-product of the natural gas production process. Helium shortages can adversely impact our financial performance.

We may face risks associated with litigation and claims.

On November 18, 2015, a putative class action complaint was filed in the U.S. District Court for the Southern District of New York, naming Party City Holdco, Chief Executive Officer James Harrison, and Chief Financial Officer Michael Correale as defendants. The complaint alleges violations of Section 11 of the Securities Act of 1933 in connection with public filings related to our April 2015 initial public offering. The plaintiff seeks to represent a class of shareholders who purchased stock in the initial public offering or who can trace their shares to that offering. The complaint seeks unspecified damages and costs. We intend to vigorously defend ourselves against this action. We are unable at this time to determine whether the outcome of the litigation would have a material impact on our results of operations, financial condition or cash flows.

In addition, from time to time, we may become involved in other legal proceedings relating to the conduct of our business, including but not limited to, employee-related and consumer matters. Additionally, as a retailer and manufacturer of decorated party goods, we have been and may continue to be subject to product liability claims if the use of our products, whether manufactured by us or third party manufacturers, is alleged to have resulted in injury or if our products include inadequate instructions or warnings. Such matters can be time-consuming, divert management’s attention and resources and cause us to incur significant expenses. Due to the uncertainties of litigation, we can give no assurance that we will prevail on all claims made against us in the lawsuits that we currently face or that additional claims will not be made against us in the future. Furthermore, because litigation is inherently uncertain, there can be no assurance that the results of any of these actions will not have a material adverse effect on our business, results of operations or financial condition.

We may require additional capital to fund our business, which may not be available to us on satisfactory terms or at all.

We currently rely on cash generated by operations and borrowings available under the credit facilities to meet our working capital needs. However, if we are unable to generate sufficient cash from operations or if borrowings available under the credit facilities are insufficient, we may be required to adopt one or more alternatives to raise cash, such as incurring additional indebtedness, selling our assets, seeking to raise additional equity capital or restructuring, which alternatives may not be available to us on satisfactory terms or at all. Any of the foregoing could have a material adverse effect on our business.

Our success depends on key personnel whom we may not be able to retain or hire.

The success of our business depends, to a large extent, on the continued service of our senior management team. Gerald C. Rittenberg, our Executive Chairman, and James M. Harrison, our Chief Executive Officer, have been with the Company for approximately 26 and 20 years, respectively. The loss of the services and leadership of either of these individuals could have a negative impact on our business, as we may not be able to find management personnel with similar experience and industry knowledge to replace either of them on a timely basis. We do not maintain key life insurance on any of our senior officers.

As our business expands, we believe that our future success will depend greatly on our continued ability to attract, motivate and retain highly skilled and qualified personnel. Although we generally have been able to meet our staffing requirements in the past, our ability to meet our labor needs while controlling costs is subject to external factors, such as unemployment levels, minimum wage legislation and changing demographics. Our inability to meet our staffing requirements in the future at costs that are favorable to us, or at all, could impair our ability to increase revenue, and our customers could experience lower levels of customer service.

We are subject to risks associated with leasing substantial amounts of space.

We lease all of our company-owned stores, our corporate headquarters and most of our distribution facilities. Payments under our leases account for a significant portion of our operating expenses and we expect payment obligations under our leases to account for a significant portion of our future operating expenses. The majority of our store leases contain provisions for base rent and a small number of store leases contain provisions for base rent, plus percentage rent based on sales in excess of an agreed upon minimum annual sales level. Our continued growth and success depends in part on our ability to renew leases for successful stores and negotiate leases for new stores, including temporary leases for our Halloween City stores. There is no assurance that we will be able to negotiate leases at similar or favorable terms, and we may decide not to enter a market or be forced to exit a market if a favorable arrangement cannot be made. If an existing or future store is not profitable and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease, including, among other things, paying the base rent for the balance of the lease term. Moreover, even if a lease has an early cancellation clause, we may not satisfy the contractual requirements for early cancellation under the lease.

Our business could be harmed if our existing franchisees do not conduct their business in accordance with agreed upon standards.

Our success depends, in part, upon the ability of our franchisees to operate their stores and promote and develop our store concept. Although our franchise agreements include certain operating standards, all franchisees operate independently and their employees are not our employees. We provide certain training and support to our franchisees, but the quality of franchise store operations may be diminished by any number of factors beyond our control. Consequently, franchisees may not successfully operate stores in a manner consistent with our standards and requirements, or may not hire and train qualified managers and other store personnel. If they do not, our image, brand and reputation could suffer.

Our information systems, order fulfillment and distribution facilities may prove inadequate or may be disrupted.

We depend on our management information systems for many aspects of our business. We will be materially adversely affected if our management information systems are disrupted or we are unable to improve, upgrade, maintain and expand our systems. In particular, we believe our perpetual inventory, automated replenishment and stock ledger systems are necessary to properly forecast, manage and analyze our inventory levels, margins and merchandise ordering quantities. We may fail to properly optimize the effectiveness of these systems, or to adequately support and maintain the systems. Moreover, we may not be successful in developing or acquiring technology that is competitive and responsive to our customers and might lack sufficient resources to make the necessary investments in technology needs and to compete with our competitors, which could have a material adverse impact on our business, results of operations, cash flows and financial performance.

In addition, we may not be able to prevent a significant interruption in the operation of our electronic order entry and information systems, e-commerce platform or manufacturing and distribution facilities due to natural disasters, accidents, systems failures or other events. Any significant interruption in the operation of these facilities, including an interruption caused by our failure to successfully expand or upgrade our systems or manage our transition to utilizing the expansions or upgrades, could reduce our ability to receive and process orders and provide products and services to our stores, third-party stores, and other customers, which could result in lost sales, cancelled sales and a loss of loyalty to our brand.

We may fail to adequately maintain the security of our electronic and other confidential information.

We have become increasingly centralized and dependent upon automated information technology processes. In addition, a portion of our business operations is now conducted over the Internet. We could experience operational problems with our information systems and e-commerce platform as a result of system failures, viruses, computer “hackers” or other causes. Any material disruption or slowdown of our systems could cause information, including data related to customer orders, to be lost or delayed, which could—especially if the disruption or slowdown occurred during a peak sales season—result in delays in the delivery of merchandise to our stores and customers or lost sales, which could reduce demand for our merchandise and cause our sales to decline.

In addition, in the ordinary course of our business, we collect and store certain personal information from individuals, such as our customers and suppliers, and we process customer payment card and check information, including via our e-commerce platform. Computer hackers may attempt to penetrate our computer system and, if successful, misappropriate personal information, payment card or check information or confidential Company business information. In addition, a Company employee, contractor or other third party with whom we do business may attempt to circumvent our security measures in order to obtain such information and may purposefully or inadvertently cause a breach involving such information. Any failure to maintain the security of our customers’ confidential information, or data belonging to us or our suppliers, could put us at a competitive disadvantage, result in deterioration in our customers’ confidence in us, subject us to potential litigation and liability, and fines and penalties, resulting in a possible material adverse impact on our business, results of operations, cash flows and financial performance.

Historically we have made a number of acquisitions, and we may make more acquisitions in the future as part of our growth strategy. Future acquisitions or investments could disrupt our ongoing business, distract management and employees, increase our expenses and adversely affect our business. In addition, we may not be able to identify suitable acquisitions.

We have made a number of recent acquisitions which have contributed to our growth. Acquisitions require significant capital resources and can divert management’s attention from our existing business. Acquisitions also entail an inherent risk that we could become subject to contingent or other liabilities, including liabilities arising from events or conduct predating the acquisition, that were not known to us at the time of acquisition. We may also incur significantly greater expenditures in integrating an acquired business than we had anticipated at the time of the acquisition, which could impair our ability to achieve anticipated cost savings and synergies. Acquisitions may also have unanticipated tax and accounting ramifications. Our failure to successfully identify and consummate acquisitions or to manage and integrate the acquisitions we make could have a material adverse effect on our business, financial condition or results of operations.

In addition, we may not be able to:

•	identify suitable acquisition candidates;

•	consummate acquisitions on acceptable terms;

•	successfully integrate any acquired business into our operations or successfully manage the operations of any acquired business; or

•	retain an acquired company’s significant customer relationships, goodwill and key personnel or otherwise realize the intended benefits of an acquisition.

In the event that the operations of an acquired business do not meet our performance expectations, we may have to restructure the acquired business or write-off the value of some or all of the assets of the acquired business.

Our intellectual property rights may be inadequate to protect our business.

We hold a variety of United States trademarks, service marks, patents, copyrights, and registrations and applications therefor, as well as a number of foreign counterparts thereto and/or independent foreign intellectual property asset registrations. In some cases, we rely solely on unregistered common law trademark rights and unregistered copyrights under applicable United States law to distinguish and/or protect our products, services and branding from the products, services and branding of our competitors. We cannot assure you that no one will challenge our intellectual property rights in the future. In the event that our intellectual property rights are successfully challenged by a third party, we could be forced to re-brand, re-design or discontinue the sale of certain of our products or services, which could result in loss of brand recognition and/or sales and could require us to devote resources to advertising and marketing new branding or re-designing our products. Further, we cannot assure you that competitors will not infringe our intellectual property rights, or that we will have adequate resources to enforce these rights. We also permit our franchisees to use a number of our trademarks and service marks, including Party City, The Discount Party Super Store, Nobody has more Party for Less, Party America and Halloween City. Our failure to properly control our franchisees’ use of such trademarks could adversely affect our ability to enforce them against third parties. A loss of any of our material intellectual property rights could have a material adverse effect on our business, financial condition and results of operations.

We license from many third parties and do not own the intellectual property rights necessary to sell products capturing many popular images, such as cartoon or motion picture characters. While none of these licenses is individually material to our aggregate business, a large portion of our business depends on the continued ability to license the intellectual property rights to these images in the aggregate. Any injury to our reputation or our inability to comply with, in many cases, stringent licensing guidelines in these agreements may adversely affect our ability to maintain these relationships. A termination of any of our significant intellectual property licenses, or any other similarly material limitation on our ability to use certain licensed material may prevent us from manufacturing and distributing certain licensed products and could cause our customers to purchase these products from our competitors. In addition, we may be unable to renew some of our significant intellectual property licenses on terms favorable to us or at all. A large aggregate loss of our right to use intellectual property under our license agreements could have a material adverse effect on our business, financial condition and results of operations.

We also face the risk of claims that we have infringed third parties’ intellectual property rights, which could be expensive and time consuming to defend, cause us to cease using certain intellectual property rights, redesign certain products or packaging or cease selling certain products or services, result in our being required to pay significant damages or require us to enter into costly royalty or licensing agreements in order to obtain the rights to use third parties’ intellectual property rights, which royalty or licensing agreements may not be available at all, any of which could have a negative impact on our operating profits and harm our future prospects.

Our substantial indebtedness and lease obligations could adversely affect our financial flexibility and our competitive position.

As of December 31, 2015, we had total indebtedness of $1,786.8 million and an additional $349.1 million of borrowing capacity available under our asset-based revolving credit facility (“ABL Facility”, collectively with our $1,340.0 million senior secured term loan facility, the “Senior Credit Facilities”).

As of December 31, 2015, we had outstanding approximately $1,444.5 million in aggregate principal amount of indebtedness under the Senior Credit Facilities. Such indebtedness bears interest at a floating rate.

We also have, and will continue to have, significant lease obligations. As of December 31, 2015, our minimum aggregate rental obligation under operating leases for fiscal 2016 through 2020 totaled $585.1 million.

Our substantial level of indebtedness will increase the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness and any failure to comply with the obligations under any of our debt instruments, including restrictive covenants, could result in an event of default under the agreements governing such other indebtedness;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing funds available for working capital, capital expenditures, acquisitions, selling and marketing efforts, product development and other purposes;

•	increase our vulnerability to adverse economic and industry conditions, which could place us at a competitive disadvantage compared to our competitors that have relatively less indebtedness;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;

•	expose us to the risk of increasing rates as certain of our borrowings, including under the Senior Credit Facilities, will be at variable interest rates;

•	restrict us from making strategic acquisitions or cause us to make non-strategic divestitures; and

•	limit our ability to borrow additional funds, or to dispose of assets to raise funds, if needed, for working capital, capital expenditures, acquisitions, product development and other corporate purposes.

The occurrence of any one of these events could have an adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our obligations under our indebtedness.

Restrictions under our existing and future indebtedness may prevent us from taking actions that we believe would be in the best interest of our business.

The agreements governing our existing indebtedness contain and the agreements governing our future indebtedness will likely contain customary restrictions on us or our subsidiaries, including covenants that, among other things and subject to certain exceptions, restrict us or our subsidiaries, as the case may be, from:

•	incurring additional indebtedness or issuing disqualified stock;

•	paying dividends or distributions on, redeeming, repurchasing or retiring our capital stock;

•	making payments on, or redeeming, repurchasing or retiring indebtedness;

•	making investments, loans, advances or acquisitions;

•	entering into sale and leaseback transactions;

•	engaging in transactions with affiliates;

•	creating liens;

•	transferring or selling assets;

•	guaranteeing indebtedness;

•	creating restrictions on the payment of dividends or other amounts to us from our subsidiaries; and

•	consolidating, merging or transferring all or substantially all of our assets and the assets of our subsidiaries.

In addition, the ABL Facility requires us to comply, under specific circumstances, including certain types of acquisitions, with a minimum fixed charge coverage ratio (as defined therein) covenant of 1.00 to 1.00. At December 31, 2015, such ratio was 2.27 to 1.00. Our ability to comply with this covenant can be affected by events beyond our control, and we may not be able to satisfy them. A breach of this covenant would be an event of default. If an event of a default occurs under the ABL Facility, the ABL Facility lenders could elect to declare all amounts outstanding under the ABL Facility to be immediately due and payable or terminate their commitments to lend additional money, which would also lead to a cross-default and cross-acceleration of amounts owed under the $1,340.0 million senior secured term loan facility (“the Term Loan Credit Agreement”) and would lead to an event of default under our $350.0 million senior notes if any of the Senior Credit Facilities were accelerated. If the indebtedness under the Senior Credit Facilities or our other indebtedness were to be accelerated, our assets may not be sufficient to repay such indebtedness in full. We have pledged a significant portion of our assets as collateral under the Senior Credit Facilities.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The Senior Credit Facilities and the indentures governing the senior notes will restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

Our ability to repay our debt is affected by the cash flow generated by our subsidiaries.

Our subsidiaries own substantially all of our assets and conduct substantially all of our operations. Accordingly, repayment of our indebtedness will be dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the indentures governing the senior notes limit the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to certain qualifications and exceptions.

In addition, under certain circumstances, legal restrictions may limit our ability to obtain cash from our subsidiaries. Under the Delaware General Corporation Law (the “DGCL”), our subsidiaries organized in the State of Delaware may only make dividends (i) out of their “surplus” as defined in the DGCL or (ii) if there is no such surplus, out of their net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Under fraudulent transfer laws, certain of our subsidiaries may not pay dividends if the relevant entity is insolvent or is rendered insolvent thereby. The measures of insolvency for purposes of these fraudulent transfer laws vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred. Generally, however, an entity would be considered insolvent if:

•	the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all of its assets;

•	the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•	it could not pay its debts as they became due.

While we believe that we and our relevant subsidiaries currently have surplus and are not insolvent, there can otherwise be no assurance that we and these subsidiaries will not become insolvent or will be permitted to make dividends in the future in compliance with these restrictions in amounts needed to service our indebtedness.

Significant interest rate changes could affect our profitability and financial performance.

Our earnings are affected by changes in interest rates as a result of our variable rate indebtedness under the ABL Facility and the Term Loan Credit Agreement. The interest rate swap agreements that we use to manage the risk associated with fluctuations in interest rates may not be able to fully eliminate our exposure to these changes.

Investment funds affiliated with the Principal Stockholders will have the ability to control the outcome of matters submitted for stockholder approval and may have interests that differ from those of our other stockholders.

Investment funds affiliated with Thomas H. Lee Partners, L.P. (“THL”) and Advent International Corporation (“Advent” and, together with THL, the “Principal Stockholders”) beneficially own approximately 73% of our capital stock in the aggregate. The Principal Stockholders have significant influence over corporate transactions. So long as investment funds associated with or designated by the Principal Stockholders continue to own a significant amount of the outstanding shares of our common stock, even if such amount is less than 50%, the Principal Stockholders will continue to be able to strongly influence or effectively control our decisions, regardless of whether or not other stockholders believe that the transaction is in their own best interests. Such concentration of voting power could also have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders.

Maintaining and improving our financial controls and the requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the New York Stock Exchange (the “NYSE”) rules. The requirements of these rules and regulations have increased and will continue to significantly increase our legal and financial compliance costs, including costs associated with the hiring of additional personnel, making some activities more difficult, time-consuming or costly, and may also place undue strain on our personnel, systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition.

The Sarbanes-Oxley Act requires, among other things, that we maintain disclosure controls and procedures and internal control over financial reporting. Ensuring that we have adequate internal financial and accounting controls and procedures in place is a costly and time-consuming effort that needs to be re-evaluated frequently. We are in the process of documenting our internal controls and testing these controls in order to comply with the requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”). Section 404 will require that we evaluate our internal control over financial reporting to enable management to report on, and our independent auditors to audit as of the end of our fiscal year ending December 31, 2016, the effectiveness of those controls. Both we and our independent registered public accounting firm will be testing our internal controls in connection with the Section 404 requirements and could, as part of that documentation and testing, identify material weaknesses, significant deficiencies or other areas for further attention or improvement.

Implementing any appropriate changes to our internal controls may require specific compliance training for our directors, officers and employees, require the hiring of additional finance, accounting and other personnel, entail substantial costs to modify our existing accounting systems, and take a significant period of time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. Moreover, adequate internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to satisfy the requirements of Section 404 on a timely basis could result in the loss of investor confidence in the reliability of our financial statements, which in turn could cause the market value of our common stock to decline.

Various rules and regulations applicable to public companies make it more difficult and more expensive for us to maintain directors’ and officers’ liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to maintain coverage. If we are unable to maintain adequate directors’ and officers’ liability insurance, our ability to recruit and retain qualified officers and directors, especially those directors who may be deemed independent for purposes of the NYSE rules, will be significantly curtailed.

The market price of our common stock could decline due to the large number of outstanding shares of our common stock eligible for future sale.

Sales of substantial amounts of our common stock in the public market in future offerings, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future, at a time and price that we deem appropriate. In addition, the additional sale of our common stock by our officers, directors and Principal Stockholders in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline.

We may issue shares of our common stock or other securities from time to time as consideration for, or to finance, future acquisitions and investments or for other capital needs. We cannot predict the size of future issuances of our shares or the effect, if any, that future sales and issuances of shares would have on the market price of our common stock. If any such acquisition or investment is significant, the number of shares of common stock or the number or aggregate principal amount, as the case may be, of other securities that we may issue may in turn be substantial and may result in additional dilution to our stockholders. We may also grant registration rights covering shares of our common stock or other securities that we may issue in connection with any such acquisitions and investments.

To the extent that any of us, our executive officers, directors or the Principal Stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The Company maintains the following facilities for its corporate and retail headquarters and to conduct its principal design, manufacturing and distribution operations:

Location	Principal Activity	Square Feet	Owned or Leased (With Expiration Date)
Elmsford, New York	Executive and other corporate offices, showrooms, design and art production for party products	119,469 square feet	Leased (expiration date: December 31, 2021)
Rockaway, New Jersey	Retail corporate offices	106,000 square feet	Leased (expiration date: July 31, 2017)
East Providence, Rhode Island	Manufacture and distribution of plastic plates, cups and bowls	229,230 square feet(1)	Leased (expiration date: April 27, 2016)
Eden Prairie, Minnesota	Manufacture of metallic balloons and accessories	115,600 square feet	Owned
Eden Prairie, Minnesota	Manufacture of retail, trade show and showroom fixtures	15,324 square feet	Leased (expiration date: October 31, 2020)
Harriman, New York	Manufacture of paper napkins	74,400 square feet	Leased (expiration date: March 31, 2019)
Los Lunas, New Mexico	Manufacture of injection molded plastics	85,055 square feet	Owned
Louisville, Kentucky	Manufacture and distribution of paper plates	189,175 square feet	Leased (expiration date: March 31, 2025)
Melaka, Malaysia	Manufacture and distribution of latex balloons	100,000 square feet	Leased (expiration date: May 30, 2072)

Location	Principal Activity	Square Feet	Owned or Leased (With Expiration Date)
Newburgh, New York	Manufacture of paper napkins and cups	52,400 square feet	Leased (expiration date: May 31, 2018)
Tijuana, Mexico	Manufacture and distribution of party products	135,000 square feet	Leased(2)
Brooklyn, New York	Distribution of balloons	68,700 square feet	Leased (expiration date: March 31, 2018)
Chester, New York	Distribution of party and gift products	896,000 square feet	Owned
Edina, Minnesota	Distribution of metallic balloons and accessories	122,312 square feet	Leased (expiration date: March 31, 2021)
Kircheim unter Teck, Germany	Distribution of party goods	215,000 square feet	Owned
Livonia, Michigan	Distribution of party goods for Halloween City	89,780 square feet	Leased (expiration date: May 31, 2019)
Milton Keynes, Buckinghamshire, England	Distribution of party products throughout Europe	130,858 square feet	Leased (expiration date: June 30, 2017)
Naperville, Illinois	Distribution of party goods for e-commerce sales	440,343 square feet	Leased (expiration date: December 31, 2018)

(1)	This figure represents an industrial park, which includes a 48,455 square foot office and warehouse.
(2)	Property is comprised of two buildings with various lease expiration dates through March 30, 2017.

In addition to the facilities listed above, we maintain smaller distribution facilities in Mexico and the United Kingdom; small administrative offices in California, Australia and the United Kingdom and sourcing offices in China, Hong Kong, Indonesia, Vietnam and India. We also maintain a warehouse in New York, sales offices in Hong Kong and Japan and showrooms in New York, Georgia, Texas, Nevada, Canada and the United Kingdom.

As of December 31, 2015, Company-owned and franchised retail stores were located in the following states and Puerto Rico:

State	Company-owned	Franchise	Chain-wide
Alabama	1	8	9
Arizona	0	16	16
Arkansas	0	3	3
California	100	15	115
Colorado	14	0	14
Connecticut	16	0	16
Delaware	1	1	2
Florida	65	9	74
Georgia	30	1	31
Hawaii	0	2	2
Illinois	51	0	51
Indiana	21	0	21
Iowa	8	0	8
Kansas	6	0	6
Kentucky	9	0	9
Louisiana	4	8	12
Maine	3	0	3

State	Company-owned	Franchise	Chain-wide
Maryland	12	12	24
Massachusetts	24	0	24
Michigan	30	0	30
Minnesota	0	18	18
Mississippi	0	3	3
Missouri	18	1	19
Montana	0	1	1
Nebraska	4	0	4
Nevada	6	0	6
New Hampshire	7	0	7
New Jersey	27	2	29
New Mexico	0	3	3
New York	52	13	65
North Carolina	0	19	19
North Dakota	0	3	3
Ohio	30	0	30
Oklahoma	2	0	2
Oregon	0	2	2
Pennsylvania	14	17	31
Puerto Rico	0	5	5
Rhode Island	3	0	3
South Carolina	4	6	10
Tennessee	6	7	13
Texas	51	16	67
Vermont	2	0	2
Virginia	14	8	22
Washington	15	1	16
West Virginia	2	0	2
Wisconsin	12	0	12

Total	664	200	864

Additionally, at December 31, 2015, there were 48 company-owned retail stores in Canada. In 2015, we operated 335 temporary stores, under the Halloween City banner, in the U.S. and Canada. Under this program, we operate stores under short-term leases with terms of approximately four months (to cover the early September through late October Halloween selling season).

We lease the property for all of our company-operated stores, which generally range in size from 11,000 square feet to 14,000 square feet. We do not believe that any individual store property is material to our financial condition or results of operations. Of the leases for the company-owned stores at December 31, 2015, 85 expire in 2016, 74 expire in 2017, 114 expire in 2018, 76 expire in 2019, 48 expire in 2020 and the balance expire in 2021 or thereafter. We have options to extend many of these leases for a minimum of five years.

We believe that our properties have been adequately maintained, are in generally good condition and are suitable for our business as presently conducted. We believe our existing manufacturing facilities provide sufficient production capacity for our present needs and for our anticipated needs in the foreseeable future. To the extent such capacity is not needed for the manufacture of our products, we generally use such capacity for the manufacture of products for others pursuant to terminable agreements. All manufacturing and distribution facilities generally are used on a basis of two shifts per day. We also believe that, upon the expiration of our current leases, we will be able either to secure renewal terms or to enter into leases for alternative locations at market terms.

Item 3.	Legal Proceedings

From time to time, we are subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Except as discussed below, we do not believe we are currently party to any pending legal action, the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business or operating results.

On November 18, 2015, a putative class action complaint was filed in the U.S. District Court for the Southern District of New York, naming Party City Holdco, Chief Executive Officer James Harrison, and Chief Financial Officer Michael Correale as defendants. The complaint alleges violations of Section 11 of the Securities Act of 1933 in connection with public filings related to our April 2015 initial public offering. The plaintiff seeks to represent a class of shareholders who purchased stock in the initial public offering or who can trace their shares to that offering. The complaint seeks unspecified damages and costs. We intend to vigorously defend ourselves against this action. We are unable at this time to determine whether the outcome of the litigation would have a material impact on our results of operations, financial condition or cash flows.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock began trading on the NYSE under the symbol “PRTY” on April 16, 2015. Before then, there was no public market for the Company’s common stock. The following table sets forth, for the quarterly periods indicated, the high and low market prices per share of the Company’s common stock, as reported on the NYSE.

	High	Low
Period ended June 30, 2015 (from April 16, 2015)	22.60	19.88
Quarter ended September 30, 2015	22.33	15.55
Quarter ended December 31, 2015	17.73	10.95

As of the close of business on February 29, 2016, there were forty seven holders of record of the Company’s common stock, which does not reflect those shares held beneficially or those shares held in “street” name. Accordingly, the number of beneficial owners of our common stock exceeds this number.

Dividend Policy

No dividends were paid to stockholders during fiscal year 2014 or 2015. The Company currently intends to retain all of its future earnings, if any, to finance operations, development and growth of its business and repay indebtedness. Most of the Company’s indebtedness contains restrictions on the Company’s activities, including paying dividends on its capital stock and restricting dividends or other payments to the Company. See Note 8, Long-Term Obligations, of Item 8, “Financial Statements and Supplementary Data,” in this Annual Report on Form 10-K for further discussion. Any future determination relating to our dividend policy will be made at the discretion of the Company’s board of directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions, future prospects, contractual restrictions and covenants and other factors that the board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected incolumn (a))
Equity compensation plans approved by security holders	8,517,645	$8.28	6,590,035
Equity compensation plans not approved by security holders	—	—	—

Total	8,517,645	$8.28	6,590,035

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on the Company’s common stock with the S&P 500 Index and the Dow Jones U.S. Specialty Retailers Index for the period from the completion of our initial public offering on April 16, 2015 through December 31, 2015. The graph assumes an investment of $100 made at the closing of trading on April 16, 2015 in (i) the Company’s common stock, (ii) the stocks comprising the S&P 500 Index and (iii) the stocks comprising the Dow Jones U.S. Specialty Retailers Index. All values assume reinvestment of the full amount of all dividends, if any, into additional shares of the same class of equity securities at the frequency with which dividends were paid on such securities during the applicable time period. The stock price performance included in the line graph below is not necessarily indicative of future stock price performance.

Item 6.	Selected Consolidated Financial Data

The following table sets forth selected historical consolidated financial data for the periods and as of the dates indicated below. Our selected historical consolidated financial data as of December 31, 2014 and December 31, 2015 and for the years ended December 31, 2013, December 31, 2014 and December 31, 2015 presented in this table has been derived from our historical audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our selected historical consolidated financial data for the year ended December 31, 2011 and for the periods from January 1, 2012 to July 27, 2012 and July 28, 2012 to December 31, 2012 were derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

On July 27, 2012, PC Merger Sub, Inc. (“Merger Sub”), which was our wholly-owned indirect subsidiary, merged into PCHI, with PCHI being the surviving entity (the “Transaction”). Immediately afterwards, 100% of our common stock was owned by funds affiliated with the Principal Stockholders and other minority investors, including management. As a result of the Transaction, the financial information for the period after July 27, 2012 represents the financial information of the “Successor” company. Prior to, and including, July 27, 2012, the consolidated financial statements include the accounts of the “Predecessor” company. Due to the change in the basis of accounting resulting from the application of the acquisition method of accounting and push-down accounting, the Predecessor’s consolidated financial statements and the Successor’s consolidated financial statements are not necessarily comparable.

The historical results presented below are not necessarily indicative of the results to be expected for any future period. The following information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our financial statements and the notes thereto contained in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

	Fiscal Year Ended December 31, 2011 (1)	Period from January 1 to July 27, 2012	Period from July 28 to December 31, 2012	Fiscal Year Ended December 31, 2013 (2)	Fiscal Year Ended December 31, 2014 (3)	Fiscal Year Ended December 31, 2015 (4)
	(Predecessor)	(Predecessor)	(Successor)	(Successor)	(Successor)	(Successor)
	(dollars in thousands, except per common share data)
Income Statement Data:
Revenues:
Net sales	$1,852,869	$930,903	$964,330	$2,026,272	$2,251,589	$2,275,122
Royalties and franchise fees	19,106	9,281	9,312	18,841	19,668	19,411

Total revenues	1,871,975	940,184	973,642	2,045,113	2,271,257	2,294,533
Expenses:
Cost of sales (5)	1,118,973	574,048	636,410	1,259,188	1,375,706	1,370,884
Wholesale selling expenses	57,905	31,568	28,096	68,102	73,910	64,260
Retail operating expenses	325,332	166,047	172,168	369,996	397,110	401,039
Franchise expenses	13,685	6,579	6,128	13,320	14,281	14,394
General and administrative expenses (6)	138,074	101,502	65,890	146,094	147,718	151,097
Art and development costs	16,636	10,824	8,201	19,311	19,390	20,640
Impairment of Halloween City trade name (7)	—	—	—	7,500	—	—

Income from operations	201,370	49,616	56,749	161,602	243,142	272,219
Interest expense, net	77,743	41,970	62,062	143,406	155,917	123,361
Other expense, net (8)	1,476	22,245	26,157	18,478	5,891	130,990

Income (loss) before income taxes	122,151	(14,599)	(31,470)	(282)	81,334	17,868
Income tax expense (benefit)	45,741	403	(1,322)	(4,525)	25,211	7,409

Net income (loss)	76,410	(15,002)	(30,148)	4,243	56,123	10,459
Less: net income attributable to noncontrolling interests	135	96	60	224	—	—

Net income (loss) attributable to Party City Holdco Inc.	$76,275	$(15,098)	$(30,208)	$4,019	$56,123	$10,459

Statement of Cash Flow Data:
Net cash provided by (used in)
Operating activities (9)	$161,264	$(18,126)	$(35,508)	$135,818	$136,387	$80,212
Investing activities (9)	(138,909)	(31,824)	(1,578,553)	(112,522)	(89,632)	(100,136)
Financing activities (9)	(19,784)	33,318	1,629,331	(18,373)	(23,530)	18,941

Per Share Data:
Basic	$2,385.90	$(469.17)	$(0.32)	$0.04	$0.60	$0.09
Diluted	$2,341.07	$(469.17)	$(0.32)	$0.04	$0.59	$0.09
Weighted Average
Outstanding basic	31,969.09	32,180.51	93,405,004	93,725,721	93,996,355	111,917,168
Diluted	32,581.22	32,180.51	93,405,004	93,725,721	94,444,137	112,943,807
Cash dividend per common share	—	—	—	$3.60	—	—
Other Financial Data:
Adjusted EBITDA (10)	$275,466	$116,982	$175,329	$320,775	$362,125	$380,293
Adjusted EBITDA margin (10)	14.7%	12.4%	18.0%	15.7%	15.9%	16.6%
Adjusted net income (10)	$88,260	$22,883	$50,920	$68,393	$86,838	$114,206
Number of company-owned Party City stores	487		600	674	693	712
Capital expenditures	$44,483	$28,864	$16,376	$61,241	$78,241	$78,825
Party City brand comp sales (11)	9.5%			2.9%	5.8%	1.5%
Share of shelf (12)	60.5%	64.7%	63.7%	67.5%	70.2%	75.0%

Balance Sheet Data (at end of period):
Cash and cash equivalents	$22,053		$20,899	$25,645	$47,214	$42,919
Working capital (13)	229,235		393,546	400,748	467,115	382,788
Total assets (13)	1,734,444		3,223,115	3,272,288	3,336,491	3,292,403
Total debt (13)(14)	966,364		1,791,313	2,129,240	2,120,796	1,786,809
Redeemable common securities	36,939		22,205	23,555	35,062	—
Total equity (14)	326,091		787,450	456,757	487,226	913,017

(1)	The acquisitions of Riethmüller GmbH and Party City Canada are included in the financial statements from their acquisition dates (January 2011 and July 2011, respectively).
(2)	The acquisitions of Party Delights Ltd. (“Party Delights”) and iParty Corp. (“IParty”) are included in the financial statements from their acquisition dates (March 2013 and May 2013, respectively).
(3)	The acquisition of U.S. Balloon Manufacturing Co., Inc. (“U.S. Balloon”) is included in the financial statements from the acquisition date (October 2014).
(4)	The acquisitions of Travis Designs Limited (“Travis”) and Accurate Custom Injection Molding Inc. (“ACIM”) are included in the financial statements from their acquisition dates (March 2015 and August 2015, respectively).
(5)	As a result of the Transaction, the Company applied the acquisition method of accounting and increased the value of its inventory by $89.8 million as of July 28, 2012. Such adjustment increased the Company’s cost of sales during 2014, 2013 and the period from July 28, 2012 to December 31, 2012 by $5.9 million, $25.2 million and $58.6 million, respectively, as the related inventory was sold.
(6)	In conjunction with the Transaction, the Company recorded $8.4 million of transaction costs in general and administrative expenses during the period from January 1, 2012 to July 27, 2012. Additionally, the Transaction accelerated the vesting of certain of the Company’s stock options and during the period from January 1, 2012 to July 27, 2012 the Company recorded $2.1 million of expense in general and administrative expenses. Further, due to the vesting of such stock options, the Company made payments in lieu of dividends to the holders of such options and during the period from January 1, 2012 to July 27, 2012, the Company recorded a $16.1 million charge in general and administrative expenses.
(7)	In conjunction with the Transaction, the Company applied the acquisition method of accounting and allocated the $2.7 billion acquisition price to various tangible and intangible assets, including the Company’s Halloween City trade name. The value that was ascribed to the trade name was based on the number of Halloween City stores that the Company expected to open during each subsequent Halloween selling season and the expected performance of such stores. The number of stores that the Company opens during a season is driven by many factors, including the availability of suitable locations. During 2013, the Company made a strategic decision to open fewer temporary Halloween City stores. As a result of a change in store performance and the Company’s decision to open fewer Halloween City stores than previously assumed, during 2013 the Company lowered the value of its Halloween City trade name by recording a $7.5 million impairment charge.
(8)	During 2015, the Company redeemed all $700 million of its 8.875% senior notes (“Old Senior Notes”) and refinanced its existing $1,125 million senior secured term loan facility (“Old Term Loan Credit Agreement”) and $400 million asset-based revolving credit facility (“Old ABL Facility”) with new indebtedness consisting of: (i) a $1,340 million senior secured term loan facility, (ii) a $540 million asset-based revolving credit facility (with a seasonal increase to $640 million during a certain period of each calendar year) and (iii) $350 million of 6.125% senior notes. The redemption price for the Old Senior Notes was 6.656 % of the principal amount, or $46.6 million. The Company recorded such amount in other expense, net. Additionally, in conjunction with the refinancing, the Company wrote-off $22.7 million of previously capitalized deferred financing costs, original issuance discounts and call premiums and also recorded such amount in other expense, net. Further, in conjunction with the refinancing of the term loans, the Company incurred banker and legal fees, $9.8 million of which was recorded in other expense, net.

During April 2015, in conjunction with the Company’s initial public offering, the Company paid a 2% prepayment penalty, or $7.0 million, in order to redeem $350.0 million of senior PIK toggle notes (the “Nextco Notes”) issued by the Company’s wholly-owned subsidiaries, PC Nextco and PC Nextco Finance, Inc., and paid a management agreement termination fee of $30.7 million to affiliates of THL and Advent. The Company recorded the prepayment penalty and termination fee in other expense, net. Additionally, in conjunction with the redemption of the Nextco Notes, the Company wrote off $8.6 million of capitalized debt issuance costs and original issuance discounts. The write-off was also recorded in other expense, net. In conjunction with the Transaction, the Company recorded $19.7 million of transaction costs in other expense, net during the period from January 1, 2012 to July 27, 2012 and $24.6 million of transaction costs during the period from July 28, 2012 to December 31, 2012.

(9)	See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity,” for a discussion of cash flows.
(10)	The Company presents adjusted EBITDA and adjusted net income as supplemental measures of our operating performance. The Company defines EBITDA as net income (loss) before interest expense, net, income taxes, depreciation and amortization and defines adjusted EBITDA as EBITDA, as further adjusted to eliminate the impact of certain items that the Company does not consider indicative of our ongoing operating performance. These further adjustments are itemized below. Adjusted net income represents the Company’s net income (loss) adjusted for, among other items, intangible asset amortization, non-cash purchase accounting adjustments, amortization of deferred financing costs and original issue discount, the management fee paid to affiliates of THL and Advent, refinancing charges, equity based compensation, and impairment charges. The Company presents adjusted EBITDA and adjusted net income as supplemental measures of its performance. You are encouraged to evaluate these adjustments and the reasons the Company considers them appropriate for supplemental analysis. In evaluating adjusted EBITDA and adjusted net income, you should be aware that in the future the Company may incur expenses that are the same as or similar to some of the adjustments in this presentation. The Company’s presentation of adjusted EBITDA and adjusted net income should not be construed as an inference that the Company’s future results will be unaffected by unusual or non-recurring items. The Company presents adjusted EBITDA and adjusted net income because the Company believes it assists investors and analysts in comparing the Company’s performance across reporting periods on a consistent basis by excluding items that the Company does not believe are indicative of its core operating performance. In addition, the Company uses adjusted EBITDA: (i) as a factor in determining incentive compensation, (ii) to evaluate the effectiveness of its business strategies and (iii) because the credit facility uses adjusted EBITDA to measure compliance with certain covenants. The Company believes adjusted net income is a helpful benchmark to evaluate its operating performance.

The Company also includes information concerning adjusted EBITDA margin, which is defined as the ratio of adjusted EBITDA to revenue. The Company presents adjusted EBITDA margin because it is used by management as a performance measurement to judge the level of adjusted EBITDA generated from revenue. The Company believes its inclusion is appropriate to provide additional information to investors.

Adjusted EBITDA, adjusted net income, and adjusted EBITDA margin have limitations as analytical tools. Some of these limitations are:

•	adjusted EBITDA, adjusted net income, and adjusted EBITDA margin do not reflect the Company’s cash expenditures or future requirements for capital expenditures or contractual commitments;

•	adjusted EBITDA and adjusted net income do not reflect changes in, or cash requirements for, the Company’s working capital needs;

•	adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on the Company’s indebtedness;

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and adjusted EBITDA and adjusted net income do not reflect any cash requirements for such replacements;

•	non-cash compensation is and will remain a key element of the Company’s overall long-term incentive compensation package, although the Company excludes it as an expense when evaluating its ongoing operating performance for a particular period;

•	adjusted EBITDA and adjusted net income do not reflect the impact of certain cash charges resulting from matters the Company considers not to be indicative of its ongoing operations; and

•	other companies in the Company’s industry may calculate adjusted EBITDA and adjusted net income differently than the Company does, limiting its usefulness as a comparative measure.

Because of these limitations, adjusted EBITDA, adjusted net income and adjusted EBITDA margin should not be considered in isolation or as substitutes for performance measures calculated in accordance with GAAP. The Company compensates for these limitations by relying primarily on its GAAP results and using adjusted EBITDA, adjusted net income and adjusted EBITDA margin only on a supplemental basis. The reconciliations from net income (loss) to adjusted EBITDA and adjusted net income for the periods presented is as follows (dollars in thousands, except per share amounts):

	Fiscal Year Ended December 31, 2011 (Predecessor)	Period from January 1 to July 27, 2012 (Predecessor)		Period from July 28 to December 31, 2012 (Successor)		Fiscal Year Ended December 31, 2013 (Successor)		Fiscal Year Ended December 31, 2014 (Successor)		Fiscal Year Ended December 31, 2015 (Successor)
Net income (loss)	$76,410	$(15,002)		$(30,148)		$4,243		$56,123		$10,459
Interest expense, net	77,743	41,970		62,062		143,406		155,917		123,361
Income taxes	45,741	403		(1,322)		(4,525)		25,211		7,409
Depreciation and amortization	59,631	33,915		49,837		94,624		82,890		80,515

EBITDA	259,525	61,286		80,429		237,748		320,141		221,744
Equity based compensation	1,397	3,375		—		2,137		1,583		3,042
Non-cash purchase accounting adjustments	—	—		58,626	(a)	25,229	(a)	8,868	(a)	4,470	(a)
Management fee	1,248	713		1,292	(b)	3,000	(b)	3,356	(b)	31,627	(b)
Impairment charges	87	—		—		7,822	(c)	1,012		852
Restructuring, retention and severance	2,513	355		784		4,673		3,391		2,318
Payment in lieu of dividend	617	16,533	(d)	—		—		—		—
Refinancing charges	—	—		—		12,295	(e)	4,396		94,607	(e)
Deferred rent	7,467	3,344		6,335		17,055		14,418		13,407
Business interruption	—	—		2,000		500		(2,435)		—
Transaction costs	—	28,582	(f)	24,564	(f)	—		—		—
Corporate development expenses	2,471	2,395		351		4,828		700		1,786
Foreign currency (gains) losses	(280)	148		532		1,581		1,447		3,691
Store closing costs	664	305		169		1,498		1,199		1,901
Undistributed (income) loss in unconsolidated joint venture	(463)	(128)		(297)		172		1,556		562
Gain on sale of assets	—	—		—		—		—		(2,660)
Change-of-control license premium	—	—		—		—		—		3,000
Other	220	74		544		2,237		2,493		(54)

Adjusted EBITDA	$275,466	$116,982		$175,329		$320,775		$362,125		$380,293

	Fiscal Year Ended December 31, 2011 (Predecessor)		Period from January 1 to July 27, 2012 (Predecessor)		Period from July 28 to December 31, 2012 (Successor)		Fiscal Year Ended December 31, 2013 (Successor)		Fiscal Year Ended December 31, 2014 (Successor)		Fiscal Year Ended December 31, 2015 (Successor)
Income (loss) before income taxes	$122,151		$(14,599)		$(31,470)		$(282)		$81,334		$17,868
Intangible asset amortization	11,116	(g)	5,542	(g)	14,160	(g)	26,997	(g)	22,195	(g)	18,885	(g)
Non-cash purchase accounting adjustments	—		—		71,755	(a)	39,414	(a)	13,692	(a)	6,445	(a)
Amortization of deferred financing costs and original issuance discount	4,500	(h)	2,592	(h)	4,605	(h)	20,211	(h)(e)	15,610	(h)	40,516	(h)(e)
Management fee	1,248		713		1,292	(b)	3,000	(b)	3,356	(b)	31,627	(b)
Refinancing charges	—		—		—		4,068	(e)	1,407		65,338	(e)
Equity based compensation	1,397		3,375		—		2,137		1,583		3,042
Payment in lieu of dividend	617		16,533	(d)	—		—		—		—
Impairment charges	87		—		—		7 ,822	(c)	1,012		852
Gain on sale of assets	—		—		—		—		—		(2,660)
Change-of-control license premium	—		—		—		—		—		3,000
Transaction costs	—		28,582	(f)	24,564	(f)	—		—		—

Adjusted income before income taxes	141,116		42,738		84,906		103,367		140,189		184,913
Adjusted income taxes	52,856	(i)	19,855	(i)	33,986	(i)	34,974	(i)	53,351	(i)	70,707	(i)

Adjusted net income	$88,260		$22,883		$50,920		$68,393		$86,838		$114,206

Adjusted net income per common share—diluted	$2,708.92		$701.81		$0.55		$0.73		$0.92		$1.01

(a)	As a result of the Transaction, the Company applied the acquisition method of accounting and increased the value of its inventory by $89.8 million as of July 28, 2012. Such adjustment increased the Company’s cost of sales during 2014, 2013 and the period from July 28, 2012 to December 31, 2012 by $5.9 million, $25.2 million and $58.6 million, respectively, as the related inventory was sold. Further, during the application of the acquisition method of accounting, the Company increased the value of certain property, plant and equipment. The impact of such adjustments on depreciation expense increased the Company’s expenses during 2015, 2014, 2013, and the period from July 28, 2012 to December 31, 2012 by $2.8 million, $4.8 million, $14.2 million and $13.1 million, respectively. These property, plant and equipment depreciation amounts are included in “Non-cash purchase accounting adjustments” for purposes of calculating “adjusted net income”, but are excluded from “Non-cash purchase accounting adjustments” for purposes of calculating adjusted EBITDA since they are included in depreciation expense.
(b)	At the time of the Transaction, the Company entered into a management agreement with THL and Advent under which THL and Advent provided advice to the Company on, among other things, financing, operations, acquisitions and dispositions. Under the agreement, THL and Advent were paid an annual management fee for such services. In connection with the initial public offering in April 2015, the management agreement was terminated and the Company paid THL and Advent a termination fee. Such amount, $30.7 million, was recorded in other expense, net. See Note 9 in Item 8, “Financial Statements and Supplemental Data,” for further discussion.
(c)	In conjunction with the Transaction, the Company applied the acquisition method of accounting and allocated the $2.7 billion acquisition price to various tangible and intangible assets, including the Company’s Halloween City trade name. The value that was ascribed to the trade name was based on the number of Halloween City stores that the Company expected to open during each subsequent Halloween selling season and the expected performance of such stores. The number of stores that the Company opens during a season is driven by many factors, including the availability of suitable locations. During 2013, the Company made a strategic decision to open fewer temporary Halloween City stores. As a result of a change in store performance and the Company’s decision to open fewer Halloween City stores than previously assumed, during 2013 the Company lowered the value of its Halloween City trade name by recording a $7.5 million impairment charge.
(d)	In December 2010, a one-time cash dividend was declared. In addition, holders of unvested options at the declaration date would receive a distribution when the options vested. At the time of the Transaction in 2012, certain outstanding stock options became fully vested and distributions were made in the amount of $16.1 million. Further, prior to the Transaction, during 2012 certain outstanding stock options became fully vested and the Company made distributions in the amount of $0.4 million. The Company recorded charges equal to such amounts in general and administrative expenses during the period from January 1, 2012 to July 27, 2012.
(e)

During 2015, the Company refinanced its debt. In conjunction with the refinancing, the Company paid a call premium and other third-party costs. The Company recorded such payments, $56.4 million in aggregate, in the Company’s 2015 consolidated statement of income and comprehensive loss. The amount is included in “Refinancing charges” in the tables above. Additionally, in conjunction with the refinancing, the Company wrote off $22.7 million of capitalized debt issuance costs, original issuance discounts and call premiums. Such charge was recorded in the Company’s 2015 consolidated statement of income and comprehensive loss and included in “Refinancing charges” in the adjusted EBITDA table above and in “Amortization of deferred financing costs and original issue discounts” in the adjusted net income table above (consistent with the presentation in the Company’s consolidated statement of cash flows included elsewhere in this annual Report on Form 10-K). Further, as the Company was required to provide 30 days of notice when calling its Old Senior Notes, during a portion of 2015 both the Old Senior Notes and Senior Notes were outstanding. The overlapping interest expense, $2.0 million, is included in “Refinancing charges” in the adjusted net income table above. See Note 7 in Item 8, “Financial Statements and Supplementary Data,” for further discussion of the refinancing. During 2015, the Company used proceeds from the initial public offering to redeem the Nextco Notes. The redemption resulted in a prepayment penalty of $7.0 million. The Company recorded the prepayment penalty in the Company’s 2015 consolidated statement of income and comprehensive loss. The amount is included in “Refinancing charges” in the tables above. Additionally, in conjunction with the redemption, the Company wrote off $8.6 million of capitalized debt issuance costs and original issuance discounts related to the Nextco Notes. Such charge was recorded in the Company’s consolidated statement of income and comprehensive loss during 2015 and included in “Refinancing charges” in the adjusted EBITDA table above and in “Amortization of deferred financing costs and original issue discounts” in the adjusted net income table above (consistent with the presentation in the Company’s consolidated statement of cash flows included elsewhere in this Annual Report on Form 10-K). See Note 8 in Item 8, “Financial Statements and Supplementary Data,” for further discussion of the redemption of the Nextco Notes. During February 2013, the Company amended the Old Term Loan Credit Agreement. In conjunction with that amendment, the Company wrote-off $5.9 million of costs that had been capitalized during the initial issuance of the debt. Additionally, the Company wrote-off $2.3 million of the net original issuance discount that existed as of the time of that amendment. The amounts are included in “Refinancing charges” in the adjusted EBITDA table above and in “Amortization of deferred financing costs and original issue discount” in the adjusted net income table above (consistent with the presentation in the Company’s consolidated statement of cash flows included elsewhere in this Annual Report on Form 10-K). Further, in conjunction with that amendment, the Company expensed $2.5 million of a call premium and $1.6 million of investment banking and legal fees. These amounts are included in “Refinancing charges” in the tables above.
(f)	In conjunction with the Transaction, the Company incurred certain non-recurring costs, principally related to the Principal Stockholders’ fees, banker fees and attorney fees.
(g)	Represents the amortization of intangible assets, including those assets recorded in conjunction with the application of the acquisition method of accounting due to the Transaction.
(h)	Represents the amortization of deferred financing costs and original issuance discounts related to debt offerings. Additionally, 2015 and 2013 include the write-off of deferred financing costs, net original issuance discounts and capitalized call premiums in conjunction with refinancings. See note (e) for further discussion.
(i)	Represents adjusted income tax expense using the rate in effect after considering the adjustments. Additionally, 2014 adjusted income tax expense excludes a non-recurring income tax benefit related to costs incurred in conjunction with the Transaction.
(11)	Party City brand comp sales include North American e-commerce sales.
(12)	Represents the percentage of product costs included in cost of goods sold by our Party City stores and North American retail e-commerce operations which relate to products supplied by our wholesale operations.
(13)	Amounts for 2011 to 2014 adjusted to reflect the Company’s retrospective adoption during the fourth quarter of 2015 of Financial Accounting Standards Board Accounting Standards Update 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. Deferred financing costs in the amounts of $44.4 million, $55.2 million, $60.2 million and $15.9 million were reclassified from “other assets” to debt as of December 31, 2014, 2013, 2012 and 2011, respectively. See Item 7. below for further discussion.
(14)	Excludes redeemable common securities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Our Company

We are the leading party goods retailer by revenue in North America and, we believe, the largest vertically integrated supplier of decorated party goods globally by revenue. With over 900 locations (inclusive of approximately 200 franchised stores), we have the only coast-to-coast network of party superstores in the U.S. and Canada that make it easy and fun to enhance special occasions with a differentiated shopping experience and an unrivaled assortment of innovative and exciting merchandise offered at a compelling value. During the Halloween selling season, we also operate a network of approximately 300 temporary stores under the Halloween City banner.

Through a series of acquisitions starting in 2005, we built a powerful retail operation that captures the full manufacturing-to-retail margin on a significant portion of the products sold in our stores. Based on our revenues, we believe we are the largest global designer, manufacturer and distributor of decorated party supplies with products found in over 40,000 retail outlets worldwide, including our own stores as well as independent party supply stores, mass merchants, grocery retailers, dollar stores and others. Our products are available in over 100 countries with the U.K., Germany, Australia and France among the largest end markets for our products outside of North America.

How We Assess the Performance of Our Company

In assessing the performance of our company, we consider a variety of performance and financial measures for our two operating segments, Retail and Wholesale. These key measures include revenues and gross profit, comparable retail same-store sales and operating expenses. We also review other metrics such as adjusted net income (loss), adjusted EBITDA and adjusted EBITDA margin. For a discussion of our use of these measures and a reconciliation of adjusted net income (loss) and adjusted EBITDA to net income (loss), please refer to Item 6, “Selected Consolidated Financial Data.”

Segments

Our retail operations generate revenue primarily through the sale of Amscan, Designware, Anagram, Costumes USA and other party supplies through Party City, Halloween City and PartyCity.com. During 2015, approximately 75% of the product that was sold by our retail operations was supplied by our wholesale operations.

Our wholesale revenues are generated from the sale of party goods for all occasions, including paper and plastic tableware, accessories and novelties, metallic and latex balloons, stationery and gift items. Our products are sold at wholesale to party goods superstores, including our franchise stores, other party goods retailers, mass merchants, independent card and gift stores, dollar stores and other retailers and distributors throughout the world.

Intercompany sales between the Wholesale and the Retail segment are eliminated, and the wholesale profits on intercompany sales are deferred and realized at the time the merchandise is sold to the retail consumer. For segment reporting purposes, certain general and administrative expenses and art and development costs are allocated based on total revenues.

Financial Measures

Revenues. Revenues from retail store operations are recognized at point of sale. We estimate future retail sales returns and record a provision in the period in which the related sales are recorded based on historical information. E-commerce sales are recorded on a FOB destination basis and include shipping revenues. Retail sales are reported net of taxes collected. Franchise royalties are recognized based on reported franchise retail sales.

Revenues from our wholesale operations represent the sale of our products to third parties, less rebates, discounts and other allowances. The terms of our wholesale sales are generally FOB shipping point, and revenue is recognized when goods are shipped. We estimate reductions to revenues for volume-based rebate programs and subsequent credits at the time sales are recognized. Intercompany sales from our wholesale operations to our retail stores are eliminated in our consolidated total revenues.

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

Cost of Sales. Cost of sales at wholesale reflects the production costs (i.e., raw materials, labor and overhead) of manufactured goods and the direct cost of purchased goods, inventory shrinkage at both retail and wholesale, inventory adjustments, inbound freight to our manufacturing and distribution facilities, distribution costs and outbound freight to get goods to our wholesale customers. At retail, cost of sales reflects the direct cost of goods purchased from third parties and the production or purchase costs of goods acquired from our wholesale operations. Retail cost of sales also includes inventory shrinkage, inventory adjustments, inbound freight, occupancy costs related to store operations (such as rent and common area maintenance, utilities and depreciation on assets) and all logistics costs associated with our retail e-commerce business.

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

On July 27, 2012, PC Merger Sub, Inc. (“Merger Sub”), which was our wholly-owned indirect subsidiary, merged into Party City Holdings Inc. (“PCHI”), with PCHI being the surviving entity (the “Transaction”). As a result of the Transaction, we applied the acquisition method of accounting and increased the value of our inventory by $89.8 million as of July 28, 2012. The adjustment principally reflected the previously deferred wholesale margin on inventory supplied to our retail operations and on hand at July 27, 2012. Such adjustment increased our cost of sales subsequent to July 27, 2012 as the related inventory was sold. See “Results of Operations” below for further discussion.

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

General and Administrative Expenses. General and administrative expenses include all operating costs not included elsewhere in the statement of income and comprehensive income (loss). These expenses include payroll and other expenses related to operations at our corporate offices, including occupancy costs, related depreciation and amortization, legal and professional fees and data-processing costs. These expenses generally do not vary proportionally with net sales.

In conjunction with the Transaction, we incurred transaction costs that were recorded in general and administrative expenses. Additionally, the Transaction accelerated the vesting of certain stock options and we recorded a charge in general and administrative expenses. Further, due to the vesting of such stock options, we made payments in lieu of dividends to the holders of such options and recorded a charge in general and administrative expenses. See “— Results of Operations” for further discussion of these charges.

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

Adjusted Net Income (Loss). Adjusted net income represents our net income (loss), adjusted for, among other items, intangible asset amortization, non-cash purchase accounting adjustments, amortization of deferred financing costs and original issue discount, the management fee paid to affiliates of THL and Advent, refinancing charges, equity based compensation and impairment charges. We present adjusted net income because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance.

Adjusted Net Income (Loss) Per Common Share — Diluted. Adjusted net income per common share—diluted represents adjusted net income (loss) divided by the Company’s diluted weighted average common shares outstanding. We present the metric because we believe it assists investors and analysts in comparing our per share performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance.

Executive Overview

Total revenues for the year ended December 31, 2015 were $2,294.5 million and were $23.3 million or 1.0% higher than 2014. However, the 2015 fiscal year of our retail operations consisted of 52 weeks, as compared to 53 weeks during fiscal year 2014. During fiscal year 2014, the 53rd week (the week from December 29, 2013 to January 4, 2014) contributed approximately $29 million to 2014 net sales. When adjusted to exclude the impact of 2014’s 53rd week, revenues during 2015 were 2.3% higher than during 2014.

Adjusted EBITDA increased from $362.1 million in 2014 to $380.3 million in 2015 and adjusted net income increased from $86.8 million to $114.2 million.

Adjusted net income per common share — diluted was $1.01 during 2015.

Factors Affecting Our Results

Other important events that have impacted or will impact the results presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include:

Initial Public Offering. During April 2015, the Company consummated an initial public offering of its common stock. In conjunction with such offering, the Company paid a 2% prepayment penalty, or $7.0 million, in order to redeem its Nextco Notes, and the Company paid a management agreement termination fee of $30.7 million to affiliates of THL and Advent. The Company recorded the prepayment penalty and termination fee in other expense, net in the Company’s consolidated statement of income and comprehensive loss. Additionally, in conjunction with the redemption of the Nextco Notes, the Company wrote off $8.6 million of capitalized debt issuance costs and original issuance discounts. The write-off was also recorded in other expense, net in the Company’s consolidated statement of income and comprehensive loss.

Refinancing. During August 2015, the Company redeemed its $700 million Old Senior Notes and refinanced its existing $1,125 million Old Term Loan Credit Agreement and $400 million Old ABL Facility with new indebtedness consisting of: (i) a $1,340 million senior secured term loan facility, (ii) a $540 million asset-based revolving credit facility (with a seasonal increase to $640 million during a certain period of each calendar year) and (iii) $350 million of 6.125% senior notes.

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

Foreign Exchange. Our international operations conduct business in various currencies. As many of the operations utilize U.S. Dollars to purchase product and then sell to customers in other currencies, the strengthening of the U.S. Dollar negatively impacts the margins of such operations. Additionally, when the sales and other income statement amounts of the foreign entities are translated into U.S. Dollars during the financial statement consolidation process, the strengthening of the U.S. Dollar decreases such amounts in the Company’s consolidated statement of income and comprehensive income (loss). Therefore, during 2015, the strengthening of the U.S. Dollar versus the Euro, Pound, Canadian Dollar and Australian Dollar negatively impacted the Company’s results when compared to 2014. Please see “Results of Operations” below for further discussion.

53rd Week. The 2014 fiscal year of our Retail operations consisted of 53 weeks. Fiscal year 2015 had 52 weeks. The 53rd week (the week from December 29, 2013 to January 4, 2014) contributed approximately $29 million to fiscal 2014 Retail net sales. Please see “Results of Operations” below for further discussion of the impact of the 53rd week on the various accounts in our consolidated statement of income and comprehensive loss.

Recent Acquisitions. In October 2014, we acquired U.S. Balloon, a distributor of metallic balloons. The acquisition allowed us to capture the full manufacturing-to-retail margin on balloons that we manufacture and sell at company-owned Party City stores. However, the acquisition decreased our 2015 wholesale third-party sales, in comparison to 2014, due to the elimination of the now intercompany sales from our metallic balloon manufacturing operation, Anagram, to U.S. Balloon. Please see “Results of Operations” below for further discussion.

Transaction-Related Costs. As a result of the Transaction, we applied the acquisition method of accounting and increased the value of our inventory by $89.8 million as of July 28, 2012. The adjustment principally reflects the previously deferred wholesale margin on inventory supplied to our retail operations at July 27, 2012. The adjustment increased our cost of sales as the related inventory was sold. Please see “Results of Operations” below for further discussion of the impact on our consolidated statements of income and comprehensive income (loss).

Additionally, as a result of the Transaction, we applied the acquisition method of accounting and recorded our property, plant and equipment and intangible assets at fair value. The impact of such adjustments on depreciation expense and amortization expense increased our cost of sales during periods subsequent to July 27, 2012. Please see “Results of Operations” below for further discussion of the impact on our consolidated statements of income and comprehensive income (loss).

Results of Operations

Year Ended December 31, 2015 Compared To Year Ended December 31, 2014

The following tables set forth our operating results and operating results as a percentage of total revenues for the years ended December 31, 2015 and 2014.

	Years Ended December 31,
	2015		2014
	(Dollars in thousands, except per share data)
Revenues:
Net sales	$2,275,122	99.2%	$2,251,589	99.1%
Royalties and franchise fees	19,411	0.8	19,668	0.9

Total revenues	2,294,533	100.0	2,271,257	100.0
Expenses:
Cost of sales	1,370,884	59.7	1,375,706	60.6
Wholesale selling expenses	64,260	2.8	73,910	3.3
Retail operating expenses	401,039	17.5	397,110	17.4
Franchise expenses	14,394	0.6	14,281	0.6
General and administrative expenses	151,097	6.6	147,718	6.5
Art and development costs	20,640	0.9	19,390	0.9

Total expenses	2,022,314	88.1	2,028,115	89.3

Income from operations	272,219	11.9	243,142	10.7
Interest expense, net	123,361	5.4	155,917	6.9
Other expense, net	130,990	5.7	5,891	0.2

Income before income taxes	17,868	0.8	81,334	3.6
Income tax expense	7,409	0.3	25,211	1.1

Net income	$10,459	0.5%	$56,123	2.5%

Net income per common share — basic	$0.09		$0.60
Net income per common share — diluted	$0.09		$0.59

53rd Week

The 2015 fiscal year of our retail operations consisted of 52 weeks, as compared to 53 weeks during fiscal year 2014. During fiscal year 2014, the 53rd week (the week from December 29, 2013 to January 4, 2014) contributed approximately $29 million to 2014 net sales.

Revenues

Total revenues for the year ended December 31, 2015 were $2,294.5 million and were $23.3 million or 1.0% higher than the corresponding period of 2014. The following table sets forth the Company’s total revenues for the years ended December 31, 2015 and 2014.

	Years Ended December 31,
	2015		2014
	Dollars in Thousands	Percentage of Total Revenues	Dollars in Thousands	Percentage of Total Revenues
Net Sales:
Wholesale	$1,226,989	53.5%	$1,213,024	53.4%
Eliminations	(573,391)	(25.0)%	(566,663)	(24.9)%

Net wholesale	653,598	28.5%	646,361	28.5%
Retail	1,621,524	70.7%	1,605,228	70.6%

Total net sales	2,275,122	99.2%	2,251,589	99.1%
Royalties and franchise fees	19,411	0.8%	19,668	0.9%

Total revenues	$2,294,533	100.0%	$2,271,257	100.0%

Retail

Retail net sales during 2015 were $1,621.5 million and increased $16.3 million, or 1.0%, compared to full-year 2014.

During 2015, retail net sales at our Party City stores totaled $1,394.9 million and were $8.5 million, or 0.6%, higher than during 2014. The impact of the 53rd week was more than offset by the operation of 19 additional stores during 2015 (27 stores were opened, six stores were acquired from franchisees and 14 stores were closed during the year) and positive same-store sales (discussed below). In addition to the impact of the 53rd week (approximately $28 million), these positive factors were also partially offset by foreign currency translation, which negatively impacted store sales by approximately $12 million due to the strengthening of the U.S. Dollar in comparison to the Canadian Dollar. Global retail e-commerce sales totaled $142.9 million during 2015 and were $1.5 million, or 1.1%, higher than 2014 as an increase in e-commerce comp sales (discussed below) was partially offset by both foreign currency translation and the impact of the 53rd week (approximately $1 million). Global retail e-commerce sales were negatively impacted by approximately $2 million due to the strengthening of the U.S. Dollar in comparison to the British Pound Sterling. Sales at our temporary Halloween City stores were $83.7 million during 2015, or $6.3 million higher than 2014, as the Company operated 335 stores in 2015 (compared to 315 in 2014) and average sales per store increased by 1.9%.

Same-store sales for the Party City brand (including North American retail e-commerce sales and sales at acquired stores, to the extent that the stores were converted to the Party City format and included in our sales for the comparable period of the prior year) increased by approximately $22 million or 1.5% during 2015 as a 2.3% increase in average transaction dollar size was partially offset by a 0.8% decrease in transaction count. Same-store sales for 2015 were negatively impacted by the lapping of last year’s Frozen sales and the temporary disruptive effect of store resets. Brick and mortar same-store sales increased by approximately $17 million or 1.2% as a 2.3% increase in average transaction dollar size was partially offset by a 1.1% decrease in transaction count. The North American retail e-commerce sales included in our Party City brand comp increased by 4.3% as a 5.4% increase in transaction count was partially offset by a 1.1% decrease in average transaction dollar size. Same-store sales percentages were not affected by the shift in the Company’s retail fiscal calendar, or by foreign currency, as such percentages are based on a comparison to the corresponding week from the prior calendar year and are calculated in local currency.

Wholesale

Wholesale net sales during 2015 totaled $653.6 million and were $7.2 million, or 1.1%, higher than during 2014. During the period, net sales to domestic party goods retailers and distributors, including our franchisee network, totaled $305.6 million and were $0.7 million, or 0.2%, lower than 2014. The sales decrease was principally due to lower sales of both gift product (approximately $3 million) and seasonal party goods (approximately $1 million); which were substantially offset by higher contract manufacturing sales (approximately $3 million), partially due to the acquisition of Accurate Custom Injection Molding Inc. in August 2015. Net sales of metallic balloons to domestic distributors, other domestic retailers and our franchisee network totaled $83.2 million and were $5.6 million, or 6.3%, lower than in 2014. Our acquisition of U.S. Balloon in October 2014 resulted in an increase of approximately $5 million of third-party sales during 2015. However, those sales were more than offset by the elimination of the now intercompany sales from our metallic balloon manufacturing operation to U.S. Balloon. During 2014, prior to the acquisition, our metallic balloon sales to U.S. Balloon totaled approximately $19 million and were reported as third-party sales in that period. Excluding the net impact of the U.S. Balloon acquisition, metallic balloon sales increased during 2015 principally due to strong sales of licensed product and the timing of certain Valentine’s Day sales. Sales from our international operations (including certain import sales into the U.S.) and our U.S. export sales totaled $264.8 million and were $13.5 million, or 5.4%, higher than during 2014. Foreign currency translation negatively impacted 2015 international sales by approximately $25 million. Excluding the impact of foreign currency, the increase in international sales principally reflects higher sales of party goods in Australia (approximately $14 million) and Europe (approximately $8 million), as well as increased European sales of Christy’s costumes (approximately $7 million) and the impact of the acquisition of Travis Designs Limited in March 2015 (approximately $4 million).

Intercompany sales to our retail affiliates totaled $573.4 million during 2015 and were $6.7 million, or 1.2%, higher than during 2014. Intercompany sales represented 46.7% of total wholesale sales during both 2015 and 2014. The intercompany sales of our wholesale segment are eliminated against the intercompany purchases of our retail segment in the consolidated financial statements.

Royalties and franchise fees

Royalties and franchise fees for 2015 and 2014 were $19.4 million and $19.7 million, respectively.

Gross Profit

Our total gross profit on net sales during 2015 was 39.7%, compared to 38.9% during 2014. As a result of the Transaction, we applied the acquisition method of accounting and increased the value of our inventory by $89.8 million as of July 28, 2012. Such adjustment increased our cost of sales during 2014 by $5.9 million as the related inventory was sold. Further, during the application of the acquisition method of accounting, we increased the values of certain intangible assets and property, plant and equipment. The impact of such adjustments on depreciation and amortization expense increased our cost of sales during 2015 and 2014 by $11.2 million and $15.2 million, respectively. The purchase accounting adjustments to cost of sales negatively impacted our gross profit percentages during 2015 and 2014 by 50 basis points and 90 basis points, respectively.

The following table sets forth the Company’s gross profit for the years ended December 31, 2015 and December 31, 2014.

	Year Ended December 31,
	2015		2014
	Dollars in Thousands	Percentage of Net Sales	Dollars in Thousands	Percentage of Net Sales
Retail	$703,236	43.4%	$674,453	42.0%
Wholesale	201,002	30.8	201,430	31.2

Total	$904,238	39.7%	$875,883	38.9%

The gross profit on net sales at retail during 2015 and 2014 was 43.4% and 42.0%, respectively. The purchase accounting adjustments to cost of sales negatively impacted retail’s gross profit percentage during 2015 and 2014 by 30 basis points and 80 basis points, respectively. In addition to the impact of purchase accounting, the increase in gross profit percentage during 2015 reflects increased share of shelf and fewer markdowns. During 2015 and 2014, our wholesale share of shelf at our Party City stores and our North American retail e-commerce operations (i.e., the percentage of our retail product cost of sales supplied by our wholesale operations) was 75.0% and 70.2%, respectively.

The gross profit on net sales at wholesale during 2015 and 2014 was 30.8% and 31.2%, respectively. The purchase accounting adjustments to cost of sales negatively impacted wholesale’s gross profit percentage during 2015 and 2014 by 90 basis points and 120 basis points, respectively. The decrease in margin was partially due to the strengthening of the U.S. Dollar and its unfavorable impact on certain of our international subsidiaries that purchase product denominated in U.S. Dollars and sell in local currency (approximately $4 million, or 60 basis points, impact). Additionally, the 2015 margin percentage was impacted by changes in sales mix, including increased lower margin international sales and the elimination of approximately $14 million, net, of higher margin metallic balloon sales due to the acquisition of U.S. Balloon (see above).

Operating expenses

Wholesale selling expenses totaled $64.3 million during 2015 and were $9.7 million or 13.1% lower than during the comparable period of 2014. The decrease was principally due to cost savings associated with the reorganization of both our party/gift sales group and our marketing group, the impact of foreign currency translation (approximately $3 million), and a $1 million decrease in intangible asset amortization. Wholesale selling expenses were 9.8% and 11.4% of net wholesale sales during 2015 and 2014, respectively.

Retail operating expenses during 2015 were $401.0 million and were $3.9 million or 1.0%, higher than 2014. The impact of new store expenses (net of closures) and inflationary cost increases were partially offset by the 53rd week, the timing of certain advertising costs, and the impact of foreign currency translation at our Canadian and U.K. retail operations (approximately $3 million). Retail operating expenses were 24.7% of net retail sales during both 2015 and 2014.

Franchise expenses during 2015 and 2014 were $14.4 million and $14.3 million, respectively.

General and administrative expenses during 2015 totaled $151.1 million and were $3.4 million, or 2.3%, higher than in 2014. The increase principally reflects inflationary cost increases, a non-recurring contract termination charge of approximately $1 million, and the inclusion of Travis Designs Limited (acquired in March 2015) expenses. These increases were partially offset by foreign currency translation (approximately $3 million) and the impact of the 53rd week. General and administrative expenses as a percentage of total revenues were 6.6% in 2015 and 6.5% in 2014.

Art and development costs during 2015 and 2014 were $20.6 million and $19.4 million, respectively. The increase of $1.3 million, or 6.4%, was principally due to increased head count and other costs incurred in order to support the expansion of Halloween and other retail programs. The costs were 0.9% of total revenues during both 2015 and 2014.

Interest expense, net

Interest expense, net, totaled $123.4 million during 2015, compared to $155.9 million during 2014. The decrease principally reflects the repayment of the Nextco Notes, which were fully redeemed during the second quarter of 2015 with proceeds from the Company’s initial public offering, and, to a lesser extent, the benefits of the third quarter 2015 refinancing (see below for further discussion). The timing of the refinancing and the repayment of the existing debt caused a temporary increase in our total debt, which resulted in approximately $2 million of additional interest expense in the third quarter of 2015.

Other expense, net

Other expense, net generally includes foreign currency (gains) losses, corporate development expenses and (gains) losses from unconsolidated joint ventures.

During 2015, other expense, net, totaled $131.0 million, $79.1 million of which related to the third quarter refinancing of the Company’s debt (see below) and $46.3 million of which related to the Company’s initial public offering (see below).

During the third quarter of 2015, the Company redeemed its $700 million of 8.875% senior notes (“Old Senior Notes”) and refinanced its existing $1,125 million senior secured term loan facility (“Old Term Loan Credit Agreement”) and $400 million asset-based revolving credit facility (“Old ABL Facility”) with new indebtedness consisting of: (i) a $1,340 million senior secured term loan facility, (ii) a $540 million asset-based revolving credit facility (with a seasonal increase to $640 million during a certain period of each calendar year) and (iii) $350 million of 6.125% senior notes.

The redemption premium for the Old Senior Notes was 6.656 % of the principal amount, $46.6 million. Additionally, in conjunction with the refinancing, the Company wrote off $22.7 million of previously capitalized deferred financing costs, original issuance discounts and call premiums. Further, in conjunction with the refinancing of the term loans, the Company incurred banker and legal fees, $9.8 million of which was recorded in other expense, net.

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

During 2014, other expense, net, totaled $5.9 million.

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

Income tax expense

See Note 13 of the consolidated financial statements in Item 8. for a reconciliation of our effective income tax rates for the years ended December 31, 2015 and December 31, 2014.

Year Ended December 31, 2014 Compared To Year Ended December 31, 2013

The following tables set forth our operating results and operating results as a percentage of total revenues for the years ended December 31, 2014 and 2013.

	Years Ended December 31,
	2014		2013
	(Dollars in thousands, except per share data)
Revenues:
Net sales	$2,251,589	99.1%	$2,026,272	99.1%
Royalties and franchise fees	19,668	0.9	18,841	0.9

Total revenues	2,271,257	100.0	2,045,113	100.0
Expenses:
Cost of sales	1,375,706	60.6	1,259,188	61.6
Wholesale selling expenses	73,910	3.3	68,102	3.3
Retail operating expenses	397,110	17.4	369,996	18.1
Franchise expenses	14,281	0.6	13,320	0.7
General and administrative expenses	147,718	6.5	146,094	7.1
Art and development costs	19,390	0.9	19,311	1.0
Impairment of trade name	0	0.0	7,500	0.3

Total expenses	2,028,115	89.3	1,883,511	92.1

Income from operations	243,142	10.7	161,602	7.9
Interest expense, net	155,917	6.9	143,406	7.0
Other expense, net	5,891	0.2	18,478	0.9

Income (loss) before income taxes	81,334	3.6	(282)	0.0
Income tax expense (benefit)	25,211	1.1	(4,525)	(0.2)

Net income	56,123	2.5	4,243	0.2
Less: net income attributable to noncontrolling interests	0	0.0	224	0.0

Net income attributable to Party City Holdco Inc.	$56,123	2.5%	$4,019	0.2%

Net income per common share—basic.	$0.60		$0.04
Net income per common share—diluted.	$0.59		$0.04

Revenues

Total revenues for the year ended December 31, 2014 were $2,271.3 million and were $226.1 million or 11.1% higher than the corresponding period of 2013. The following table sets forth the Company’s total revenues for the years ended December 31, 2014 and 2013.

	Years Ended December 31,
	2014		2013
	Dollars in Thousands	Percentage of Total Revenues	Dollars in Thousands	Percentage of Total Revenues
Net Sales:
Wholesale	$1,213,024	53.4%	$1,080,740	52.9%
Eliminations	(566,663)	(24.9)%	(487,990)	(23.9)%

Net wholesale	646,361	28.5%	592,750	29.0%
Retail	1,605,228	70.6%	1,433,522	70.1%

Total net sales	2,251,589	99.1%	2,026,272	99.1%
Royalties and franchise fees	19,668	0.9%	18,841	0.9%

Total revenues	$2,271,257	100.0%	$2,045,113	100.0%

Retail

Retail net sales during 2014 were $1,605.2 million and increased $171.7 million or 12.0% over 2013. The increase was partially due to the 2014 fiscal year of our retail operations consisting of 53 weeks (fiscal year 2013 had 52 weeks). The 53rd week (the week from December 28, 2014 to January 3, 2015) contributed $34.0 million to fiscal 2014 Retail net sales, when compared to fiscal 2013. Retail net sales at our Party City stores (including iParty stores acquired during May 2013) totaled $1,386.4 million and were $148.0 million or 12.0% higher than the corresponding period of 2013, including the impact of the 53rd week. The May 2013 acquisition and subsequent rebranding and remerchandising of iParty stores as Party City stores increased sales during the year by $30.6 million over 2013 (including the impact of positive same-store sales from May 2014 to December 2014). The increase in sales at our Party City stores also reflects the operation of 21 additional stores during 2014 as 23 stores were opened, six stores were acquired and eight stores were closed during 2014. Our global retail e-commerce sales totaled $141.4 million during 2014 and were $23.0 million or 19.4% higher than 2013, including the impact of the 53rd week. Retail net sales were negatively impacted by $1.4 million compared to the corresponding period of 2013 due to the closure of our remaining outlet stores. Same-store sales for the Party City brand (including domestic and Canadian retail e-commerce sales and sales at acquired stores, to the extent that the stores were converted to the Party City format and included in our sales for the comparable period of the prior year) increased by 5.8% during 2014 due to a 4.2% increase in average transaction dollar size and a 1.6% increase in transaction count. Excluding the impact of e-commerce, same-store sales increased by 5.4% due to a 3.9% increase in average transaction dollar size and a 1.5% increase in transaction count. Retail e-commerce sales included in our brand comp increased by 11.3% due to a 5.7% increase in transaction count and a 5.6% increase in average transaction dollar size. Net sales at our temporary Halloween City stores were $77.4 million during 2014 and were $2.1 million higher than 2013. The average sales per Halloween City store increased by 14.3% compared to 2013 and by 13.8% when compared to 2013’s five-week Halloween selling season. We operated 315 Halloween City stores during 2014, as compared to 350 stores during 2013.

Wholesale

Wholesale net sales during 2014 totaled $646.4 million and were $53.6 million or 9.0% higher than the corresponding period of 2013. The fiscal year of our Wholesale operations is the calendar year. During the year, net sales to domestic party goods retailers and distributors, including our franchisee network, totaled $306.3 million and were $15.6 million, or 5.4%, higher than 2013. Sales increased versus 2013 due to an approximately $8 million increase in sales of juvenile birthday product, driven principally by new licenses, an approximately $6 million increase in sales of Halloween-related product, including our Christy’s costumes line, and an approximately $5 million increase in contract manufacturing sales of paper tableware. Sales during 2013 benefitted from approximately $4 million of sales to iParty prior to our acquisition of iParty in May 2013. As a result of the acquisition, sales to iParty are now excluded as intercompany sales. Net sales of metallic balloons to domestic distributors and others totaled $88.8 million and were $5.7 million or 6.9% higher than in 2013 principally due to the impact of new licenses and improving helium supplies. Sales from our international operations and U.S. export sales totaled $251.3 million and were $32.3 million, or 14.7%, higher than 2013. The increase was principally due to higher sales of our Christy’s costumes, approximately $18 million, and increased sales of party goods to a large multi-national company located in the U.S. Additionally, foreign currency translation positively impacted 2014 sales by approximately $3 million.

Intercompany sales to our retail affiliates were $566.7 million during 2014 and were $78.7 million or 16.1% higher than the corresponding period of 2013. The increase was primarily due to sales growth at our retail operations and an increase in our wholesale share of shelf at our retail operations (including the impact of synergies associated with acquired iParty stores). Intercompany sales represented 46.7% of total wholesale sales during 2014, compared to 45.2% during the corresponding period of 2013. The intercompany sales of our wholesale segment are eliminated against the intercompany purchases of our retail segment in the consolidated financial statements.

Royalties and franchise fees

Royalties and franchise fees for 2014 were $19.7 million and were $0.8 million higher than 2013 principally due to increased sales at franchise stores and the impact of the 53rd week in fiscal year 2014.

Gross Profit

Our total gross profit on net sales during 2014 was 38.9%, compared to 37.9% during the corresponding period of 2013. As a result of the Transaction, we applied the acquisition method of accounting and increased the value of our inventory by $89.8 million as of July 28, 2012. Such adjustment increased our cost of sales during 2014 and 2013 by $5.9 million and $25.2 million, respectively, as the related inventory was sold. Further, during the application of the acquisition method of accounting, we increased the values of certain intangible assets and property, plant and equipment. The impact of such adjustments on depreciation and amortization expense increased our cost of sales during the years ended December 31, 2014 and 2013 by $15.2 million and $25.9 million, respectively. The purchase accounting adjustments to cost of sales negatively impacted our gross profit percentages during 2014 and 2013 by 90 basis points and 250 basis points, respectively.

The following table sets forth the Company’s gross profit for the years ended December 31, 2014 and December 31, 2013.

	Year Ended December 31,
	2014		2013
	Dollars in Thousands	Percentage of Net Sales	Dollars in Thousands	Percentage of Net Sales
Retail	$674,453	42.0%	$582,214	40.6%
Wholesale	201,430	31.2	184,870	31.2

Total	$875,883	38.9%	$767,084	37.9%

The gross profit on net sales at retail during the years ended December 31, 2014 and 2013 was 42.0% and 40.6%, respectively. The purchase accounting adjustments to cost of sales negatively impacted retail’s gross profit percentage during 2014 and 2013 by 80 basis points and 250 basis points, respectively. Excluding the impact of purchase accounting, the gross profit percentage during 2014 was slightly lower than during 2013 as changes in product mix was mostly offset by further leveraging of fixed occupancy costs and increased sales of product supplied by our wholesale operations. During 2014, our wholesale operations’ share of shelf at our domestic Party City stores (including stores acquired from iParty) and our North American retail e-commerce operations (i.e., product costs supplied by our wholesale operations) was 70.2%.

The gross profit on net sales at wholesale during each of the years ended December 31, 2014 and 2013 was 31.2%. The purchase accounting adjustments to cost of sales negatively impacted wholesale’s gross profit percentage during 2014 and 2013 by 120 basis points and 250 basis points, respectively. Excluding the impact of purchase accounting, the gross profit percentage during 2014 was lower than during 2013 principally due to changes in sales mix, including higher international sales and increased royalties due to higher sales of licensed product, partially offset by the leveraging of fixed distribution and manufacturing costs.

Operating expenses

Wholesale selling expenses were $73.9 million during 2014 and were $5.8 million or 8.5% higher than 2013 principally due to the increase in sales (see above), inflationary cost increases and the impact of foreign currency translation. Wholesale selling expenses were 11.4% and 11.5% of net wholesale sales during 2014 and 2013, respectively. As a result of the application of the acquisition method of accounting, we increased the values of certain intangible assets. The impact of such adjustments on amortization expense increased wholesale selling expenses during 2014 and 2013 by $7.0 million and $8.3 million, respectively.

Retail operating expenses during 2014 and 2013 were $397.1 million and $370.0 million, respectively. Retail operating expenses during 2014 were $27.1 million or 7.3% higher than in 2013. Approximately $9 million of the increase was due to the May 2013 acquisition of iParty and the March 2013 acquisition of Party Delights. The remainder of the increase was primarily due to the operation of approximately 21 additional stores, the impact of fiscal year 2014 for our Retail operations consisting of 53 weeks, and inflationary cost increases. Such increases were partially offset by lower advertising costs. Retail operating expenses were 24.7% and 25.8% of net retail sales during 2014 and 2013, respectively.

Franchise expenses during 2014 and 2013 were $14.3 million and $13.3 million, respectively. The $1.0 million increase was principally due to the 53rd week.

General and administrative expenses during 2014 and 2013 were $147.7 million and $146.1 million, respectively. Inflationary cost increases, the impact of fiscal year 2014 for our Retail operations consisting of 53 weeks, and the impact of general and administrative costs at Party Delights (which was acquired in March 2013) were offset by the elimination, in 2014, of iParty general and administrative costs which were incurred during 2013, as part of the synergies related to the May 2013 acquisition. General and administrative expenses were 6.5% and 7.1% of total revenues during 2014 and 2013, respectively.

Art and development costs totaled $19.4 million and $19.3 million during 2014 and 2013, respectively. The costs were 0.9% and 1.0% of total revenues during 2014 and 2013, respectively.

In conjunction with the Transaction, we applied the acquisition method of accounting and allocated the $2.7 billion acquisition price to various tangible and intangible assets, including our Halloween City trade name. The value that was ascribed to the trade name was based on the number of Halloween City stores that we expected to open during each subsequent Halloween selling season and the expected performance of such stores. The number of stores that the Company opens during a season is driven by many factors, including the availability of suitable locations. During 2013, we made a strategic decision to open fewer temporary Halloween City stores. As a result of that decision and a change in store performance, during 2013 we lowered the value of the Halloween City trade name by recording a $7.5 million impairment charge.

Interest expense, net

Interest expense, net, totaled $155.9 million during 2014, compared to $143.4 million during 2013. The $12.5 million increase was principally due to the August 2013 issuance of the Nextco Notes. Such impact was partially offset by the February 2013 and February 2014 amendments of the Old Term Loan Credit Agreement, which lowered the interest rate by 150 basis points and 25 basis points, respectively.

Other expense, net

Other expense, net, was $5.9 million during 2014, compared to $18.5 million during 2013.

During February 2014, we amended the Old Term Loan Credit Agreement. In conjunction with the refinancing, we wrote-off $1.6 million of costs that had been capitalized during the issuance of the debt. Additionally, we wrote-off $0.6 million of the net original issuance discount that existed as of the time of the amendment and $0.7 million of the unamortized call premium that existed at the time of the amendment. Also in conjunction with the refinancing, we expensed $1.4 million of banker and legal fees.

During 2014, we received $4.5 million of business interruption insurance proceeds related to the impact of Superstorm Sandy in 2012 and recorded the amount in other expense, net.

Additionally, during February 2013, we amended the Old Term Loan Credit Agreement. In conjunction with the refinancing, we wrote-off $5.9 million of costs that had been capitalized during the initial issuance of the debt. Additionally, we wrote-off $2.3 million of the net original issuance discount that existed as of the time of the amendment. Also in conjunction with the refinancing, we expensed $2.5 million of a call premium and $1.6 million of banker and legal fees.

Other expense, net also includes corporate development expenses, foreign currency losses and losses in unconsolidated joint ventures.

Income tax expense (benefit)

The difference between the consolidated effective income tax rate for the year ending December 31, 2014 and the U.S. federal statutory rate is primarily attributable to the recording of a tax benefit for certain costs incurred in conjunction with the Transaction, a foreign rate differential and available domestic manufacturing deductions, partially offset by unrecognized foreign tax credits and state income taxes. See Note 13 in Item 8, “Financial Statements and Supplementary Data,” for further detail.

Liquidity and Capital Resources

During April 2015, the Company consummated an initial public offering of 25,156,250 shares of its common stock. The net proceeds of the offering were used to, among other things, fully redeem all $350 million of the Nextco Notes and make management agreement termination payments to THL and Advent in the aggregate amount of $30.7 million.

Additionally, during August 2015, PCHI redeemed its $700.0 million Old Senior Notes and refinanced its existing $1,125.0 million Old Term Loan Credit Agreement and $400.0 million Old ABL Facility with new indebtedness consisting of: (i) a $1,340.0 million senior secured term loan facility (“Term Loan Credit Agreement”), (ii) a $540.0 million asset-based revolving credit facility (with a seasonal increase to $640.0 million during a certain period of each calendar year) (“ABL Facility”) and (iii) $350.0 million of 6.125% senior notes (“Senior Notes”).

ABL Facility

The ABL Facility, which matures on August 19, 2020, provides for (a) revolving loans in an aggregate principal amount at any time outstanding not to exceed $540.0 million (with a seasonal increase to $640.0 million during a certain period of each calendar year), subject to a borrowing base described below, and (b) letters of credit, in an aggregate face amount at any time outstanding not to exceed $50.0 million.

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

In addition, PCHI must comply with a fixed charge coverage ratio if excess availability under the ABL Facility on any day is less than the greater of: (a) 10% of the lesser of the aggregate commitments and the then borrowing base under the ABL Facility and (b) $40.0 million. The fixed charge coverage ratio is the ratio of (i) Adjusted EBITDA (as defined in the facility) minus maintenance-related capital expenditures (as defined in the facility) to (ii) fixed charges (as defined in the facility).

The ABL Facility also contains certain customary affirmative covenants and events of default.

Borrowings under the ABL Facility totaled $130.0 million at December 31, 2015. The weighted average interest rate for such borrowings was 3.7%. Outstanding standby letters of credit totaled $24.8 million at December 31, 2015 and, after considering borrowing base restrictions, at December 31, 2015 PCHI had $349.1 million of available borrowing capacity under the terms of the facility.

Term Loan Credit Agreement

The Term Loan Credit Agreement provides for two pricing options for outstanding loans: (i) an ABR for any day, a rate per annum equal to the greater of (a) the prime rate in effect on such day, (b) the federal funds effective rate in effect on such day plus 0.5%, (c) the adjusted LIBOR rate plus 1% and (d) 2.00% or (ii) the LIBOR rate, with a LIBOR floor of 1.00%, in each case plus an applicable margin. The applicable margin is 2.25% with respect to ABR borrowings and 3.25% with respect to LIBOR borrowings. At December 31, 2015, all outstanding borrowings were based on LIBOR and were at a rate of 4.25%.

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

At December 31, 2015, the outstanding principal amount of term loans under the Term Loan Credit Agreement was $1,314.5 million, which is net of an original issue discount of $6.6 million, a call premium of $3.7 million and deferred financing costs of $11.9 million.

Senior Notes

(b) The Senior Notes mature on August 15, 2023. Interest on the notes is payable semi-annually in arrears on February 15 and August 15 of each year.

The notes are guaranteed, jointly and severally, on a senior basis by each of PCHI’s existing and future wholly-owned domestic subsidiaries. The Senior Notes and the guarantees are general unsecured senior obligations and are effectively subordinated to all other secured debt to the extent of the assets securing such secured debt.

The indenture governing the Senior Notes contains certain covenants limiting, among other things and subject to certain exceptions, PCHI’s ability to:

•	incur additional indebtedness or issue certain disqualified stock and preferred stock;

•	pay dividends or distributions, redeem or repurchase equity;

•	prepay subordinated debt or make certain investments;

•	engage in transactions with affiliates;

•	consolidate, merge or transfer all or substantially all of PCHI’s assets;

•	create liens; and

•	transfer or sell certain assets.

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

Also, if the Company experiences certain types of change in control, as defined, the Company may be required to offer to repurchase the Senior Notes at 101% of their principal amount.

Other Credit Agreements

The Company has entered into several foreign credit facilities which provide it with approximately $8 million of additional borrowing capacity. At December 31, 2015 and December 31, 2014, borrowings under the foreign facilities totaled $0.0 million and $1.4 million, respectively.

Other Indebtedness

Additionally, we have entered into various capital leases for machinery and equipment. At December 31, 2015 and December 31, 2014 the balances of such leases were $2.4 million and $3.3 million, respectively. We also have numerous non-cancelable operating leases for retail store sites, as well as several leases for offices, distribution and manufacturing facilities, showrooms and equipment. These leases generally contain renewal options and require us to pay real estate taxes, utilities and related insurance costs.

Liquidity

We expect that cash generated from operating activities and availability under our credit agreements will be our principal sources of liquidity. Based on our current level of operations, we believe that these sources will be adequate to meet our liquidity needs for at least the next 12 months. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the ABL Facility and the Term Loan Credit Agreement in amounts sufficient to enable us to repay our indebtedness or to fund our other liquidity needs. See “Risk Factors—We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.”

Cash Flow Data—Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Net cash provided by operating activities totaled $80.2 million and $136.4 million during 2015 and 2014, respectively. Net cash flows provided by operating activities before changes in operating assets and liabilities were $140.8 million during 2015, compared to $163.5 million during 2014, with the variance due to increased income from operations being more than offset by the refinancing costs discussed in Note 7 in Item 8, “Financial Statements and Supplementary Data,” and the management agreement termination fee discussed in Note 9. Changes in operating assets and liabilities during 2015 and 2014 resulted in the use of cash of $60.6 million and $27.1 million, respectively. The variance was principally due to the timing of income tax payments.

Net cash used in investing activities totaled $100.1 million during 2015, as compared to $89.6 million during 2014. Investing activities during 2015 included $22.6 million paid in connection with the acquisitions of franchisees, ACIM and Travis. Capital expenditures during 2015 and 2014 were $78.8 million and $78.2 million, respectively. Retail capital expenditures totaled $60.0 million during 2015 and principally related to store conversions and new stores. Wholesale capital expenditures totaled $18.8 million and primarily related to printing plates and dies, as well as machinery and equipment at the Company’s manufacturing operations.

Net cash provided by financing activities was $18.9 million during 2015, as compared to a use of $23.5 million during 2014. During 2015, the Company consummated an initial public offering of its common stock. The net proceeds of the offering, $397.2 million after underwriter fees and other expenses directly related to the offering, were used to, among other things, fully redeem the Nextco Notes. Additionally, during 2015, the Company redeemed its $700 million of 8.875% senior notes and refinanced its existing $1,125 million senior secured term loan facility and $400 million asset-based revolving credit facility with new indebtedness consisting of: (i) a $1,340 million senior secured term loan facility, (ii) a $540 million asset-based revolving credit facility (with a seasonal increase to $640 million during a certain period of each calendar year) and (iii) $350 million of 6.125% senior notes.

Cash Flow Data—Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net cash provided by operating activities totaled $136.4 million and $135.8 million during the years ended December 31, 2014 and 2013, respectively. Net cash flows provided by operating activities before changes in operating assets and liabilities were $163.5 million during 2014, compared to $121.9 million during 2013, with the variance principally attributable to the increased profitability during 2014. Changes in operating assets and liabilities during 2014 resulted in a use of cash of $27.1 million. Changes in operating assets and liabilities during 2013 resulted in a source of cash of $13.9 million. The variance was due to an increase in inventory in order to support the higher sales levels and new merchandising programs.

Net cash used in investing activities totaled $89.6 million during 2014, as compared to $112.5 million during 2013. Investing activities during 2014 included $10.2 million paid in connection with the acquisition of U.S. Balloon. Investing activities during 2013 included $48.6 million paid in connection with the acquisitions of iParty and Party Delights. Capital expenditures during 2014 and 2013 were $78.2 million and $61.2 million, respectively. Retail capital expenditures totaled $50.6 million during 2014 and principally related to store conversions and new stores. Wholesale capital expenditures totaled $27.6 million during 2014 and primarily related to machinery and equipment at manufacturing operations, as well as printing plates and dies.

Net cash used in financing activities was $23.5 million during 2014, as compared to $18.4 million during 2013. During both February 2014 and February 2013, the Company amended the Old Term Loan Credit Agreement. As all term loans outstanding at the time of the amendments were replaced with new term loans for the same principal amount, the Company included the total principal amounts, $1,111.0 million and $1,122.2 million, respectively, in both the repayment of loans, notes payable and long-term obligations and the proceeds from loans, notes payable and long-term obligations. Additionally, during 2013, the Company issued the Nextco Notes and used the proceeds, net of expenses, to pay a dividend to its shareholders. Excluding the impact of the issuance of the Nextco Notes, net repayments during 2014 were $5.9 million greater than during 2013 as the increased profitability and lower cash used in investing activities more than offset the change in operating assets and liabilities and interest payments on the Nextco Notes.

Tabular Disclosure of Contractual Obligations

Our contractual obligations at December 31, 2015 are summarized by the year in which the payments are due in the following table:

	Total	2016	2017	2018	2019	2020	Thereafter
Long-term debt obligations (a)	$1,658,259	$13,400	$13,400	$13,400	$13,400	$13,400	$1,591,259
Capital lease obligations (a)	2,414	1,152	807	269	174	12	—
Operating lease obligations	806,649	155,842	139,602	116,776	92,205	80,385	221,839
Minimum product royalty obligations (a)	54,918	24,863	21,373	7,841	541	300	—

Total contractual obligations	$2,522,240	$195,257	$175,182	$138,286	$106,320	$94,097	$1,813,098

(a)	See Item 8, “Financial Statements and Supplementary Data,” for further detail.

Not included in the above table are borrowings under the ABL Facility and our foreign credit facilities.

Not included in the above table are $0.8 million of net potential cash obligations associated with unrecognized tax benefits due to the high degree of uncertainty regarding the timing of future cash outflows associated with such obligations. Refer to the notes to the consolidated financial statements which are included elsewhere in this Annual Report on Form 10-K for further information related to unrecognized tax benefits.

Additionally, not included in the above table are expected interest payments associated with the Term Loan Credit Agreement and the Senior Notes, of approximately $78.0 million in 2016, $77.5 million in 2017, $76.9 million in 2018, $76.3 million in 2019, $75.8 million in 2020 and $143.9 million thereafter. Interest payments are estimates based on our debt’s scheduled maturities and stated interest rates or, for variable rate debt, interest rates as of December 31, 2015. Our estimates do not reflect interest payments on the credit facilities or the possibility of additional interest from the refinancing of our debt as such amounts are not determinable.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Effects of Inflation

Although we expect that our operating results will be influenced by general economic conditions, we do not believe that inflation has had a material effect on our results of operations during the periods presented. However, there can be no assurance that our business will not be affected by inflation in the future.

Critical Accounting Policies and Procedures

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the appropriate application of certain accounting policies, many of which require estimates and assumptions about future events and their impact on amounts reported in the financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the consolidated financial statements included herein.

We believe our application of accounting policies, and the estimates inherently required by these policies, are reasonable. These accounting policies and estimates are constantly re-evaluated and adjustments are made when facts and circumstances dictate a change. Historically, we have found the application of accounting policies to be reasonable, and actual results generally do not differ materially from those determined using necessary estimates.

Revenue Recognition

Our terms of sale to retailers and other distributors for substantially all of our sales is F.O.B. shipping point and, accordingly, title and the risks and rewards of ownership are transferred to the customer, and revenue is recognized, when goods are shipped. We estimate reductions to revenues for volume-based rebate programs at the time sales are recognized.

Wholesale sales returns are not significant as, generally, we only accept the return of goods that were shipped to retailers in error.

Revenue from retail store operations is recognized at the point of sale. Retail e-commerce sales are recognized on a F.O.B. destination basis. We estimate future retail sales returns and record a provision in the period that the related sales are recorded based on historical information. Retail sales are reported net of taxes collected.

Franchise fee revenue is recognized upon the completion of our performance requirements and the opening of the franchise store. In addition to the initial franchise fee, we also recognize royalty fees generally ranging from 4% to 6% of net sales and advertising fund fees ranging from 1% to 2.25% of net sales based upon the franchised stores’ reported gross retail sales. The terms of our franchise agreements also provide for payments to franchisees based on domestic retail e-commerce sales originating from specified areas relating to the franchisees’ contractual territory. The amounts paid vary based on several factors, including the profitability of our e-commerce sales, and are expensed at the time of sale.

Store Closure Costs

We record estimated store closure costs, estimated lease commitment costs net of estimated sublease income and other miscellaneous store closing costs when the liability is incurred.

Product Royalty Agreements

We enter into product royalty agreements that allow us to use licensed designs on certain of our products. These contracts require us to pay royalties, generally based on the sales of such product and may require guaranteed minimum royalties, a portion of which may be paid in advance. We match royalty expense with revenue by recording royalties at the time of sale, at the greater of the contractual rate or an effective rate calculated based on the guaranteed minimum royalty and our estimate of sales during the contract period. Guaranteed minimum royalties paid in advance are recorded in the consolidated balance sheets in either prepaid expenses and other current assets or other assets, depending on the nature of the royalties.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers and franchisees to make required payments. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including consideration of our history of receivable write-offs, the level of past due accounts and the economic status of our customers. In an effort to identify adverse trends relative to customer economic status, we assess the financial health of the markets we operate in and perform periodic credit evaluations of our customers and ongoing reviews of account balances and aging of receivables. Amounts are considered past due when payment has not been received within the time frame of the credit terms extended. Write-offs are charged directly against the allowance for doubtful accounts and occur only after all collection efforts have been exhausted. Because we cannot predict future changes in economic conditions and in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates and could impact our allowance for doubtful accounts.

Inventories

Inventories are valued at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make judgments regarding, among other things, future demand and market conditions, current inventory levels and the impact of the possible discontinuation of product designs.

We principally determine the cost of inventory using the weighted average method.

We estimate retail inventory shortage for the period between physical inventory dates on a store-by-store basis. Our inventory shortage estimate can be affected by changes in merchandise mix and changes in actual shortage trends. The shrinkage rate from the most recent physical inventory, in combination with historical experience, is the basis for estimating shrinkage.

Long-Lived and Intangible Assets (including Goodwill)

We review the recoverability of our long-lived assets, including finite-lived intangible assets, whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. For purposes of recognizing and measuring impairment, we evaluate long-lived assets other than goodwill based upon the lowest level of independent cash flows ascertainable to evaluate impairment. If the sum of the undiscounted future cash flows expected over the remaining asset life is less than the carrying value of the assets, we may recognize an impairment loss. The impairment related to long-lived assets is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not readily available, we estimate fair values using expected discounted future cash flows. Such estimates of fair value require significant judgment, and actual fair value could differ due to changes in the expectations of cash flows or other assumptions, including discount rates.

In the evaluation of the fair value and future benefits of finite long-lived assets attached to retail stores, we perform our cash flow analysis on a store-by-store basis. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections or strategies change, the conclusion regarding impairment may differ from the current estimates.

Goodwill is reviewed for potential impairment on an annual basis or more frequently if circumstances indicate a possible impairment.

For purposes of testing goodwill for impairment, reporting units are determined by identifying individual components within our organization which constitute a business for which discrete financial information is available and is reviewed by management. Components within a segment are aggregated to the extent that they have similar economic characteristics. Based on this evaluation, we have determined that our operating segments, wholesale and retail, represent our reporting units for the purposes of our goodwill impairment test.

If it is concluded that it is more likely than not that our goodwill is impaired, we estimate the fair value of each reporting unit using a combination of a market approach and an income approach. If the carrying amount of a reporting unit exceeds its fair value, the excess, if any, of the fair value of the reporting unit over amounts allocable to the unit’s other assets and liabilities is the implied fair value of goodwill. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss will be recognized in an amount equal to that excess. The fair value of a reporting unit refers to the amount at which the unit as a whole could be sold in a current transaction between willing parties. The determination of such fair value is subjective, and actual fair value could differ due to changes in the expectations of cash flows or other assumptions including discount rates.

Insurance Accruals

Our consolidated balance sheet includes significant liabilities with respect to self-insured workers’ compensation, medical and general liability claims. We estimate the required liability for such claims based upon various assumptions, which include, but are not limited to, our historical loss experience, projected loss development factors, actual payroll and other data. The required liability is also subject to adjustment in the future based upon changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per incident (severity). Adjustments to earnings resulting from changes in historical loss trends have been insignificant. Further, we do not anticipate any significant change in loss trends, settlements or other costs that would cause a significant change in our earnings.

Income Taxes

Temporary differences arising from differing treatment of income and expense items for tax and financial reporting purposes result in deferred tax assets and liabilities that are recorded on the balance sheet. These balances, as well as income tax expense, are determined through management’s estimations, interpretation of tax law for multiple jurisdictions and tax planning. However, inherent in the measurement of deferred balances are certain judgments and interpretations of enacted tax laws and published guidance with respect to applicability to our operations. If our actual results differ from estimated results due to changes in tax laws or tax planning, our effective tax rate and tax balances could be affected. As such, these estimates may require adjustment in the future as additional facts become known or as circumstances change.

During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. A valuation allowance is established against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. These provisions prescribe a comprehensive model of how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. In accordance with these provisions, we recognize a tax benefit when a tax position is more-likely-than-not to be sustained upon examination, based solely on its technical merits. We measure the recognized tax benefit as the largest amount of tax benefit that has greater than a 50% likelihood of being realized upon the ultimate settlement with a taxing authority. We reverse previously recognized tax benefits if we determine that the tax position no longer meets the more-likely-than-not threshold of being sustained. We accrue interest and penalties related to unrecognized tax benefits in income tax expense.

Stock-Based Compensation

As of December 31, 2015, there were 8,517,645 stock options outstanding.

Accounting for stock-based compensation requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The value of our stock-based awards is recognized as expense over the service period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. Actual results and future estimates may differ substantially from our current estimates.

The Company granted stock options during 2013, prior to the Company’s stock being publicly traded. With the assistance of an independent third-party valuation firm, we determined the fair value of the common stock underlying such options by using a market approach and an income approach and taking the average of the two approaches. The market approach involved estimating EBITDA multiples and the income approach involved estimating future cash flows and determining the present value of such cash flows based on a discount rate. The estimates are complex and subjective. See the footnotes of the consolidated financial statements, included in Item 8, “Financial Statements and Supplementary Data,” for a discussion of additional inputs which were used for purposes of determining the fair value of such stock options.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases”. The ASU requires that companies recognize on their balance sheets assets and liabilities for the rights and obligations created by the companies’ leases. The update is effective for the Company during the first quarter of 2019. The Company is in the process of evaluating the impact of the pronouncement on the Company’s consolidated financial statements. See Notes 8 and 14 of Item 8, “Financial Statements and Supplementary Data”, for a discussion of the Company’s existing leases.

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”. The update impacts the accounting for equity investments and the recognition of changes in fair value of financial liabilities when the fair value option is elected. The pronouncement will be effective for the Company during the first quarter of 2018. Although the Company continues to review this pronouncement, it does not believe that it will have a material impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”. The update requires companies to present all deferred tax assets and liabilities as noncurrent. As permitted by the pronouncement, during the fourth quarter of 2015, the Company adopted early the update on a prospective basis. The Company did not adjust its December 31, 2014 consolidated balance sheet in Item 8. and, accordingly, prepaid expenses and other current assets as of such date include $28.1 million of net deferred tax assets.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations—Simplifying the Accounting for Measurement-Period Adjustments”. The update requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The pronouncement will be effective for the Company during the first quarter of 2016. The Company does not believe that it will have a material impact on the Company’s consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. The pronouncement requires companies to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of such debt liability. As permitted by the pronouncement, during the fourth quarter of 2015, the Company adopted early the update on a retrospective basis. Accordingly, loans and notes payable and long-term obligations, excluding current portion, in the Company’s December 31, 2015 consolidated balance sheet in Item 8. are net of deferred financing costs in the amounts of $3.8 million and $18.1 million, respectively. Additionally, loans and notes payable and long-term obligations, excluding current portion, in the Company’s December 31, 2014 consolidated balance sheet are net of deferred financing costs in the amounts of $3.4 million and $41.0 million, respectively. Previously, such amounts had been recorded in other assets, net.

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

Quarterly Results

Despite a concentration of holidays in the fourth quarter of the year, as a result of our expansive product lines and customer base and increased promotional activities, the impact of seasonality on the quarterly results of our wholesale operations has been limited. However, due to Halloween and Christmas, the inventory balances of our wholesale operations are slightly higher during the third quarter than during the remainder of the year. Additionally, the promotional activities of our wholesale business, including special dating terms, particularly with respect to Halloween products sold to retailers and other distributors, result in slightly higher accounts receivable balances during the third quarter. Our retail operations are subject to significant seasonal variations. Historically, our retail segment has realized a significant portion of its revenues, cash flow and net income in the fourth quarter of the year, principally due to our Halloween sales in October and, to a lesser extent, year-end holiday sales.

The following table sets forth our historical revenues, gross profit, income (loss) from operations, net income (loss), net income (loss) attributable to Party City Holdco Inc., net income (loss) per common share—Basic, and net income (loss) per common share—Diluted for each of the last twelve quarters (dollars in thousands):

	For the Three Months Ended,
	March 31,	June 30,		September 30,		December 31,
2015:
Net sales	$458,195	$491,206		$551,380		$774,341
Royalties and franchise fees	3,910	4,314		4,027		7,160
Gross profit	163,921	188,343		189,850		362,124
Income from operations	24,004	46,067		31,480		170,668
Net (loss) income	(8,525)	(23,050	)(a)	(44,489	)(b)	86,523
Net (loss) income per common share—Basic	$(0.09)	$(0.20	)(a)	$(0.37	)(b)	$0.73
Net (loss) income per common share—Diluted	$(0.09)	$(0.20	)(a)	$(0.37	)(b)	$0.72

	For the Three Months Ended,
	March 31,	June 30,	September 30,	December 31,
2014:
Net sales	$429,220	$487,182	$538,671	$796,516
Royalties and franchise fees	3,767	4,392	3,990	7,519
Gross profit	154,839	182,664	184,146	354,234
Income from operations	15,906	40,305	28,778	158,153
Net (loss) income	(19,912)	2,456	(5,410)	78,989
Net (loss) income per common share—Basic	$(0.21)	$0.03	$(0.06)	$0.84
Net (loss) income per common share—Diluted	$(0.21)	$0.03	$(0.06)	$0.83

	For the Three Months Ended,
	March 31,	June 30,	September 30,	December 31,
2013:
Net sales	$397,655	$441,976	$483,585	$703,056
Royalties and franchise fees	3,893	4,253	3,815	6,880
Gross profit	130,457	154,599	160,902	321,126
Income from operations	4,171	14,598	10,737	132,096
Net (loss) income	(27,100)	(12,525)	(11,875)	55,743
Net (loss) income attributable to Party City Holdco Inc.	(27,213)	(12,591)	(11,920)	55,743
Net (loss) income per common share—Basic	$(0.29)	$(0.13)	$(0.13)	$0.59
Net (loss) income per common share—Diluted	$(0.29)	$(0.13)	$(0.13)	$0.59

(a)	During the three months ended June 30, 2015, the Company consummated an initial public offering of its common stock. The net proceeds of the offering were used to, among other things, fully redeem the Nextco Notes (see Note 8 of Item 8, “Financial Statements and Supplementary Data,” for further discussion) and pay a management agreement termination fee to affiliates of THL and Advent (see Note 9 of Item 8, “Financial Statements and Supplementary Data,” for further discussion).
(b)	During the three months ended September 30, 2015, the Company refinanced its debt. See Note 7 of Item 8, “Financial Statements and Supplementary Data,” for further discussion.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As a result of our variable rate ABL Facility and Term Loan Credit Agreement, our earnings are affected by changes in interest rates.

The Term Loan Credit Agreement provides for two pricing options for outstanding loans: (i) an ABR for any day, a rate per annum equal to the greater of (a) the prime rate in effect on such day, (b) the federal funds effective rate in effect on such day plus 0.5%, (c) the adjusted LIBOR rate plus 1% and (d) 2.00% or (ii) the LIBOR rate, with a LIBOR floor of 1.00%, in each case plus an applicable margin. The applicable margin is 2.25% with respect to ABR borrowings and 3.25% with respect to LIBOR borrowings. At December 31, 2015, all outstanding borrowings were based on LIBOR and were at a rate of 4.25%. LIBOR was below the 1.00% floor throughout 2015.

Assuming that: 1) the refinancing discussed in Note 7 in Item 8, “Financial Statements and Supplementary Data,” occurred as of January 1, 2015, and 2) the Term Loan Credit Agreement did not have a LIBOR floor of 1.00%, if market interest rates for our variable rate indebtedness averaged 2% more than the actual market interest rates during the year ended December 31, 2015, our interest expense for that period would have increased by $32.1 million.

This amount is determined by considering the impact of the hypothetical interest rates on our borrowings. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could potentially take action to mitigate our exposure to the change. However, due to the uncertainty of the specific actions that we would take and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

Foreign Currency Risk

As a result of the sale of our products in foreign markets, our earnings are affected by fluctuations in the value of the U.S. Dollar (“USD”) when compared to the values of foreign currencies. Specifically, foreign currency fluctuations impact us in four ways:

1)	Certain foreign subsidiaries purchase product in U.S. Dollars and sell such product in their local currencies. To the extent that the subsidiaries cannot adjust their local currency selling prices to reflect the strengthening of the U.S. Dollar, the subsidiaries’ gross margins are negatively impacted when the related product is sold. The subsidiaries that are impacted by this risk principally operate in the Canadian dollar, Euro, British Pound Sterling and Australian dollar. Canadian dollar-based subsidiaries purchase approximately $40 million of USD-denominated product per year. Euro-based subsidiaries purchase approximately $25 million of USD-denominated product per year. British Pound Sterling-based subsidiaries and Australian Dollar-based subsidiaries purchase approximately $20 million and $10 million of USD-denominated product per year, respectively.

2)	Certain foreign subsidiaries sell product in U.S. Dollars and manufacture/purchase such product in their local currencies. To the extent that the subsidiaries cannot adjust their selling prices to reflect the weakening of the U.S. Dollar, the subsidiaries’ gross margins are negatively impacted when sales occur. The subsidiaries that are impacted by this risk principally operate in the Malaysian Ringgit. Ringgit-based subsidiaries sell approximately $20 million of product in U.S. Dollars on an annual basis.

We periodically enter into foreign currency forward contracts to hedge against a portion of the earnings impact of the risks discussed in points 1. and 2. See Note 18 of Item 8, “Financial Statements and Supplementary Data,” for further detail of our existing contracts. Although we periodically enter into such contracts, we (1) may not be able to achieve hedge effectiveness in order to qualify for “hedge accounting” treatment and, therefore, would record any gain or loss on the mark-to-market of open contracts in our statement of income and (2) may not be able to hedge such risks completely or permanently.

3)	During our financial statement close process, we adjust open receivables and payables that are not in the functional currencies of our subsidiaries to the latest foreign currency exchange rates. These receivables and payables are principally generated through the sales and inventory purchases discussed in points 1. and 2. above. The gains and losses created by such adjustments are primarily recorded in our statement of income. During the year ended December 31, 2015, we recorded $3.7 million of foreign currency transaction losses in our statement of income.

4)	Additionally, the financial statements of foreign subsidiaries with functional currencies other than the U.S. Dollar are translated into U.S. Dollars during our financial statement close process. To the extent that the U.S. Dollar fluctuates versus such functional currencies, our consolidated financial statements are impacted. Based on the income from operations for such subsidiaries for the year ended December 31, 2015, a uniform 10% change in such exchange rates versus the U.S. Dollar would have impacted our consolidated income from operations for the year by approximately $0.5 million.

Item 8.	Financial Statements and Supplementary Data

PARTY CITY HOLDCO INC.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Party City Holdco Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Party City Holdco Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of income and comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Party City Holdco Inc. and subsidiaries at December 31, 2015 and 2014 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

New York, New York

March 11, 2016

PARTY CITY HOLDCO INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2015	December 31, 2014 (adjusted, see Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$42,919	$47,214
Accounts receivable, net	132,287	140,663
Inventories, net	564,259	582,230
Prepaid expenses and other current assets	50,450	77,232

Total current assets	789,915	847,339
Property, plant and equipment, net	272,420	248,684
Goodwill	1,562,515	1,557,250
Trade names	568,712	569,343
Other intangible assets, net	89,157	107,010
Other assets, net	9,684	6,865

Total assets	$3,292,403	$3,336,491

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$126,136	$21,936
Accounts payable	111,616	145,686
Accrued expenses	146,319	165,683
Income taxes payable	8,504	34,670
Current portion of long-term obligations	14,552	12,249

Total current liabilities	407,127	380,224
Long-term obligations, excluding current portion	1,646,121	2,086,611
Deferred income tax liabilities	276,667	309,338
Deferred rent and other long-term liabilities	49,471	38,030

Total liabilities	2,379,386	2,814,203

Redeemable common securities (3,088,630 shares issued and outstanding at December 31, 2014)	0	35,062

Commitments and contingencies

Stockholders’ equity:
Common stock (119,258,374 and 91,007,894 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively)	1,193	910
Additional paid-in capital	904,425	469,117
Retained earnings	40,189	29,934
Accumulated other comprehensive loss	(32,790)	(12,735)

Total stockholders’ equity	913,017	487,226

Total liabilities, redeemable common securities and stockholders’ equity	$3,292,403	$3,336,491

See accompanying notes to consolidated financial statements.

PARTY CITY HOLDCO INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE (LOSS) INCOME

(In thousands, except share and per share data)

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Revenues:
Net sales	$2,275,122	$2,251,589	$2,026,272
Royalties and franchise fees	19,411	19,668	18,841

Total revenues	2,294,533	2,271,257	2,045,113

Expenses:
Cost of sales	1,370,884	1,375,706	1,259,188
Wholesale selling expenses	64,260	73,910	68,102
Retail operating expenses	401,039	397,110	369,996
Franchise expenses	14,394	14,281	13,320
General and administrative expenses	151,097	147,718	146,094
Art and development costs	20,640	19,390	19,311
Impairment of Halloween City trade name	0	0	7,500

Total expenses	2,022,314	2,028,115	1,883,511

Income from operations	272,219	243,142	161,602

Interest expense, net	123,361	155,917	143,406
Other expense, net	130,990	5,891	18,478

Income (loss) before income taxes	17,868	81,334	(282)
Income tax expense (benefit)	7,409	25,211	(4,525)

Net income	10,459	56,123	4,243
Less: net income attributable to noncontrolling interests	0	0	224

Net income attributable to Party City Holdco Inc.	$10,459	$56,123	$4,019

Net income per common share—basic	$0.09	$0.60	$0.04

Net income per common share—diluted	$0.09	$0.59	$0.04

Weighted-average number of common shares—basic	111,917,168	93,996,355	93,725,721
Weighted-average number of common shares—diluted	112,943,807	94,444,137	93,725,721

Other comprehensive loss, net of tax:
Foreign currency adjustments	$(20,432)	$(18,707)	$(71)
Cash flow hedges	377	564	(105)

Other comprehensive loss, net	(20,055)	(18,143)	(176)

Comprehensive (loss) income	(9,596)	37,980	4,067
Less: comprehensive income attributable to noncontrolling interest	0	0	201

Comprehensive (loss) income attributable to Party City Holdco Inc.	$(9,596)	$37,980	$3,866

See accompanying notes to consolidated financial statements.

PARTY CITY HOLDCO INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2013, December 31, 2014 and December 31, 2015

(In thousands, except share data)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income	Party City Holdco Inc. Stockholders’ Equity	Non- controlling Interests	Total
Balance at December 31, 2012	90,917,952	$909	$808,016	$(30,208)	$6,200	$784,917	$2,533	$787,450
Net income				4,019		4,019	224	4,243
Equity based compensation			2,137			2,137		2,137
Adjustment of redeemable common shares			2,425			2,425		2,425
Acquisition of noncontrolling interest			555		(639)	(84)	(2,734)	(2,818)
Foreign currency adjustments					(48)	(48)	(23)	(71)
Excess tax benefit from stock options			1,511			1,511		1,511
Dividend distribution			(338,015)			(338,015)		(338,015)
Impact of foreign exchange contracts, net					(105)	(105)		(105)

Balance at December 31, 2013	90,917,952	$909	$476,629	$(26,189)	$5,408	$456,757	$0	$456,757
Net income				56,123		56,123		56,123
Equity based compensation			1,583			1,583		1,583
Adjustment of redeemable common shares	83,222	1	(9,714)			(9,713)		(9,713)
Exercise of stock options	6,720		37			37		37
Foreign currency adjustments					(18,707)	(18,707)		(18,707)
Excess tax benefit from stock options			582			582		582
Impact of foreign exchange contracts, net					564	564		564

Balance at December 31, 2014	91,007,894	$910	$469,117	$29,934	$(12,735)	$487,226	$0	$487,226
Net income				10,459		10,459		10,459
Equity based compensation			3,042			3,042		3,042
Adjustment of redeemable common shares	3,088,630	31	35,031			35,062		35,062
Issuance of common stock	25,156,250	252	396,907			397,159		397,159
Exercise of stock options	5,600		30			30		30
Foreign currency adjustments					(20,432)	(20,432)		(20,432)
Excess tax benefit from stock options			298			298		298
Spin-off of subsidiary				(204)		(204)		(204)
Impact of foreign exchange contracts, net					377	377		377

Balance at December 31, 2015	119,258,374	$1,193	$904,425	$40,189	$(32,790)	$913,017	$0	$913,017

See accompanying notes to consolidated financial statements.

PARTY CITY HOLDCO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Cash flows provided by operating activities:
Net income	$10,459	$56,123	$4,243
Less: net income attributable to noncontrolling interests	0	0	224

Net income attributable to Party City Holdco Inc.	10,459	56,123	4,019
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	80,515	82,890	94,624
Amortization of deferred financing costs	40,516	15,610	20,211
Provision for doubtful accounts	223	1,783	1,079
Deferred income tax benefit	(6,178)	(13,758)	(25,599)
Deferred rent	13,407	14,418	17,055
Undistributed loss in unconsolidated joint venture	562	1,556	172
Impairment of intangible assets	852	0	7,500
Impairment of fixed assets	0	1,012	322
(Gain) loss on disposal of equipment	(2,593)	2,310	388
Equity based compensation	3,042	1,583	2,137
Changes in operating assets and liabilities, net of effects of acquired businesses:
Decrease (increase) in accounts receivable	6,868	(7,202)	(7,356)
Decrease (increase) in inventories	15,515	(55,786)	(2,040)
(Increase) decrease in prepaid expenses and other current assets	(4,683)	5,813	(10,235)
(Decrease) increase in accounts payable, accrued expenses and income taxes payable	(78,293)	30,035	33,541

Net cash provided by operating activities	80,212	136,387	135,818
Cash flows used in investing activities:
Cash paid in connection with acquisitions, net of cash acquired	(22,615)	(12,377)	(51,546)
Capital expenditures	(78,825)	(78,241)	(61,241)
Proceeds from disposal of property and equipment	1,304	986	265

Net cash used in investing activities	(100,136)	(89,632)	(112,522)
Cash flows provided by (used in) financing activities:
Repayment of loans, notes payable and long-term obligations	(2,561,594)	(1,374,017)	(1,392,681)
Proceeds from loans, notes payable and long-term obligations	2,198,600	1,349,197	1,720,253
Cash held in escrow in connection with acquisitions	(3,832)	0	0
Excess tax benefit from stock options	298	582	1,511
Exercise of stock options	30	1,080	0
Issuance of common stock	397,159	0	750
Dividend distribution	0	0	(338,015)
Debt issuance costs	(11,720)	(372)	(10,191)

Net cash provided by (used in) financing activities	18,941	(23,530)	(18,373)
Effect of exchange rate changes on cash and cash equivalents	(3,312)	(1,656)	(177)

Net (decrease) increase in cash and cash equivalents	(4,295)	21,569	4,746
Cash and cash equivalents at beginning of period	47,214	25,645	20,899

Cash and cash equivalents at end of period	$42,919	$47,214	$25,645

Supplemental disclosure of cash flow information:
Cash paid during the period
Interest	$143,458	$145,632	$121,064
Income taxes, net of (refunds)	$40,134	$14,455	$22,561

Supplemental information on non-cash activities:

Capital lease obligations of $223, $1,474, and $446 were incurred during the years ended December 31, 2015, December 31, 2014, and December 31, 2013, respectively.

See accompanying notes to consolidated financial statements.

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share)

Note 1 — Organization, Description of Business and Basis of Presentation

Party City Holdco Inc. (the “Company” or “Party City Holdco”) is a vertically integrated supplier of decorated party goods. The Company designs, manufactures, sources and distributes party goods, including paper and plastic tableware, metallic and latex balloons, Halloween and other costumes, accessories, novelties, gifts and stationery throughout the world. The Company’s retail operations include over 900 specialty retail party supply stores (including approximately 200 franchise stores) in the United States and Canada operating under the names Party City and Halloween City, and e-commerce websites, principally through the domain name PartyCity.com. Party City Holdco franchises both individual stores and franchise areas throughout the United States, Mexico and Puerto Rico, principally under the name Party City.

Party City Holdco is a holding company with no operating assets or operations. The Company owns 100% of PC Nextco Holdings, LLC (“PC Nextco”), which owns 100% of PC Intermediate Holdings, Inc. (“PC Intermediate”). PC Intermediate owns 100% of Party City Holdings Inc. (“PCHI”), which owns the Company’s operating subsidiaries.

Note 2 — Summary of Significant Accounting Policies

Consolidated Financial Statements

The consolidated financial statements of the Company include the accounts of all majority-owned subsidiaries and controlled entities. All intercompany balances and transactions have been eliminated.

The Company’s retail operations define a fiscal year (“Fiscal Year”) as the 52-week period or 53-week period ended on the Saturday nearest December 31st of each year, and define their fiscal quarters (“Fiscal Quarter”) as the four interim 13-week periods following the end of the previous Fiscal Year, except in the case of a 53-week Fiscal Year when the fourth Fiscal Quarter is extended to 14 weeks. The consolidated financial statements of the Company combine the Fiscal Year and Fiscal Quarters of the Company’s retail operations with the calendar year and calendar quarters of the Company’s wholesale operations, as the differences are not significant. The Company’s consolidated financial statements for the year ended December 31, 2014 include the results of its retail operations for the 53-week Fiscal Year ended January 3, 2015.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Management periodically evaluates estimates used in the preparation of the consolidated financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based on such periodic evaluations.

Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. All credit card transactions that process in less than seven days are classified as cash and cash equivalents.

Inventories

Inventories are valued at the lower of cost or market.

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

The Company principally determines the cost of inventory using the weighted average method.

The Company estimates retail inventory shortage for the period between physical inventory dates on a store-by-store basis. Inventory shrinkage estimates can be affected by changes in merchandise mix and changes in actual shortage trends. The shrinkage rate from the most recent physical inventory, in combination with historical experience, is the basis for estimating shrinkage.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including consideration of the Company’s history of receivable write-offs, the level of past due accounts and the economic status of the Company’s customers. In an effort to identify adverse trends relative to customer economic status, the Company assesses the financial health of the markets it operates in and performs periodic credit evaluations of its customers and ongoing reviews of account balances and aging of receivables. Amounts are considered past due when payment has not been received within the time frame of the credit terms extended. Write-offs are charged directly against the allowance for doubtful accounts and occur only after all collection efforts have been exhausted. At December 31, 2015 and December 31, 2014, the allowance for doubtful accounts was $2,343 and $2,889, respectively.

Long-Lived and Intangible Assets (including Goodwill)

Property, plant and equipment are stated at cost. Equipment under capital leases are stated at the present value of the minimum lease payments at the inception of the lease. Depreciation is calculated principally on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset.

The Company reviews the recoverability of its finite long-lived assets, including finite-lived intangible assets, whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. For purposes of recognizing and measuring impairment, the Company evaluates long-lived assets other than goodwill based upon the lowest level of independent cash flows ascertainable to evaluate impairment. If the sum of the undiscounted future cash flows expected over the remaining asset life is less than the carrying value of the assets, the Company may recognize an impairment loss. The impairment related to long-lived assets is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

In the evaluation of the fair value and future benefits of finite long-lived assets attached to retail stores, the Company performs its cash flow analysis on a store-by-store basis. Various factors including future sales growth and profit margins are included in this analysis.

Goodwill represents the excess of the purchase price of acquired companies over the estimated fair value of the net assets acquired. Goodwill and other intangibles with indefinite lives are not amortized, but are reviewed for impairment annually or more frequently if certain indicators arise.

The Company evaluates the goodwill associated with its acquisitions, and other intangibles with indefinite lives, for impairment as of the first day of its fourth quarter based on current and projected performance. For purposes of testing goodwill for impairment, reporting units are determined by identifying individual components

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

within the Company’s organization which constitute a business for which discrete financial information is available and is reviewed by management. Components within a segment are aggregated to the extent that they have similar economic characteristics. Based on this evaluation, the Company has determined that its operating segments, wholesale and retail, represent reporting units for the purposes of its goodwill impairment test.

If it is concluded that it is more likely than not that the Company’s goodwill is impaired, the Company estimates the fair value of each reporting unit using a combination of a market approach and an income approach. If the carrying amount of a reporting unit exceeds its fair value, the excess, if any, of the fair value of the reporting unit over amounts allocable to the unit’s other assets and liabilities is the implied fair value of goodwill. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss will be recognized in an amount equal to that excess. The fair value of a reporting unit refers to the amount at which the unit as a whole could be sold in a current transaction between willing parties.

Deferred Financing Costs

During the fourth quarter of 2015, the Company adopted Accounting Standards Update (“ASU”) 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. See “Recently Issued Accounting Pronouncements” below for further discussion. Accordingly, deferred financing costs are netted against amounts outstanding under the debt instruments. They are amortized to interest expense over the lives of the instruments using the effective interest method.

Deferred Rent and Rental Expenses

The Company leases its retail stores under operating leases that generally have initial terms of ten years, with two five year renewal options. The Company’s leases may have early cancellation clauses, which permit the lease to be terminated if certain sales levels are not met in specific periods, and may provide for the payment of contingent rent based on a percentage of the store’s net sales. The Company’s lease agreements generally have defined escalating rent provisions, which are reported as a deferred rent liability and expensed on a straight-line basis over the term of the related lease, commencing with the date of possession. In addition, the Company may receive cash allowances from its landlords on certain properties, which are reported as deferred rent and amortized to rent expense over the term of the lease, also commencing with the date of possession. Retail’s deferred rent liability at December 31, 2015 and 2014 was $49,826 and $37,355, respectively.

Investments

The Company maintains a 49.9% interest in Convergram Mexico, a joint venture distributing metallic balloons, principally in Mexico and Latin America. The Company accounts for its investment in the joint venture using the equity method. The Company’s investment in the joint venture is included in other assets on the consolidated balance sheet and the results of the joint venture’s operations are included in other expense (income) on the consolidated statement of income and comprehensive income (loss) (see Note 10).

Insurance Accruals

The Company maintains certain self-insured workers’ compensation and general liability insurance plans. The Company estimates the required liability for claims under such plans based upon various assumptions, which include, but are not limited to, historical loss experience, projected loss development factors, actual payroll and other data. The required liability is also subject to adjustment in the future based upon changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per incident (severity).

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

Revenue Recognition

The Company’s terms of sale to retailers and other distributors for substantially all of its sales is free-on-board (“F.O.B.”) shipping point and, accordingly, title and the risks and rewards of ownership are transferred to the customer, and revenue is recognized, when goods are shipped. The Company estimates reductions to revenues for volume-based rebate programs at the time sales are recognized. Wholesale sales returns are not significant as, generally, we only accept the return of goods that were shipped to retailers in error. Revenue from retail store operations is recognized at the point of sale. Retail e-commerce sales are recognized on a F.O.B destination basis. The Company estimates future retail sales returns and records a provision in the period that the related sales are recorded based on historical information. Retail sales are reported net of taxes collected.

Franchise fee revenue is recognized upon the completion of the Company’s performance requirements and the opening of the franchise store. In addition to the initial franchise fee, the Company also recognizes royalty fees generally ranging from 4% to 6% of net sales and advertising fund fees ranging from 1% to 2.25% of net sales each based upon the franchised stores’ reported gross retail sales. Additionally, the terms of the Company’s franchise agreements also provide for payments to franchisees based on e-commerce sales originating from specified areas relating to the franchisees’ contractual territory. The amounts paid by the Company vary based on several factors, including the profitability of the Company’s e-commerce sales, and are expensed at the time of sale.

Revenues, and the related profit, on sales from the Company’s wholesale operations to its retail operations are eliminated in consolidation.

Cost of Sales

Cost of sales at wholesale reflects the production costs (i.e., raw materials, labor and overhead) of manufactured goods and the direct cost of purchased goods, inventory shrinkage at both retail and wholesale, inventory adjustments, inbound freight to the Company’s manufacturing and distribution facilities, distribution costs and outbound freight to transfer goods to the Company’s wholesale customers. At retail, cost of sales reflects the direct cost of goods purchased from third parties and the production or purchase costs of goods acquired from the Company’s wholesale operations. Retail cost of sales also includes inventory shrinkage, inventory adjustments, inbound freight, occupancy costs related to store operations, such as rent and common area maintenance, utilities and depreciation on assets, and all logistics costs (i.e., procurement, handling and distribution costs) associated with the Company’s e-commerce business.

Retail Operating Expenses

Retail operating expenses include the costs and expenses associated with the operation of the Company’s retail stores, with the exception of occupancy costs included in cost of sales. Retail operating expenses principally consist of employee compensation and benefits, advertising, supplies expense and credit card and banking fees.

Shipping and Handling

Outbound shipping costs billed to customers are included in net sales. The costs of shipping and handling incurred by the Company are included in cost of sales.

Restructuring and Store Closure Costs

The Company records estimated store closure costs, estimated lease commitment costs (net of estimated sublease income) and other miscellaneous store closing costs when the liability is incurred.

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

During the year ended December 31, 2015, the Company recorded a $1,180 contract termination charge in its consolidated statement of income and comprehensive income.

Product Royalty Agreements

The Company enters into product royalty agreements that allow the Company to use licensed designs on certain of its products. These contracts require the Company to pay royalties, generally based on the sales of such product, and may require guaranteed minimum royalties, a portion of which may be paid in advance. The Company matches royalty expense with revenue by recording royalties at the time of sale, at the greater of the contractual rate or an effective rate calculated based on the guaranteed minimum royalty and the Company’s estimate of sales during the contract period. If a portion of the guaranteed minimum royalty is determined to be unrecoverable, the unrecoverable portion is charged to expense at that time. Guaranteed minimum royalties paid in advance are recorded in the consolidated balance sheets in either prepaid expenses and other current assets or other assets, depending on the nature of the royalties.

Catalogue Costs

The Company expenses costs associated with the production of catalogues when incurred.

Advertising

Advertising costs are expensed as incurred. Retail advertising expenses for the years ended December 31, 2015, December 31, 2014, and December 31, 2013 were $62,495, $64,816, and $68,134, respectively.

Art and Development Costs

Art and development costs are primarily internal costs that are not easily associated with specific designs, some of which may not reach commercial production. Accordingly, the Company expenses these costs as incurred.

Derivative Financial Instruments

Accounting Standards Codification (“ASC”) Topic 815, “Accounting for Derivative Instruments and Hedging Activities”, requires that all derivative financial instruments be recognized on the balance sheet at fair value and establishes criteria for both the designation and effectiveness of hedging activities. The Company uses derivatives in the management of interest rate and foreign currency exposure. ASC Topic 815 requires the Company to formally document the assets, liabilities or other transactions the Company designates as hedged items, the risk being hedged and the relationship between the hedged items and the hedging instruments. The Company must measure the effectiveness of the hedging relationship at the inception of the hedge and on an on-going basis.

If derivative financial instruments qualify as fair value hedges, the gain or loss on the instrument and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in net income during the period of the change in fair values. For derivative financial instruments that qualify as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into net income in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of a cash flow hedge, if any, is determined based on the dollar-offset method (i.e., the gain or loss on the derivative financial instrument in excess of the cumulative

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

change in the present value of future cash flows of the hedged item) and is recognized in net income during the period of change. As long as hedge effectiveness is maintained, interest rate swap arrangements and foreign currency exchange agreements qualify for hedge accounting as cash flow hedges (see Note 18).

Income Taxes

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities (and operating loss and tax credit carryforwards) applying enacted statutory tax rates in effect for the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the judgment of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Stock-Based Compensation

Accounting for stock-based compensation requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the Company’s foreign currency adjustments and the impact of interest rate swap and foreign exchange contracts that qualify as hedges (see Notes 18 and 19).

Foreign Currency Transactions and Translation

The functional currencies of the Company’s foreign operations are the local currencies in which they operate. Foreign currency exchange gains or losses resulting from receivables or payables in currencies other than the functional currencies generally are credited or charged to operations. The balance sheets of foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect on the balance sheet date. The results of operations of foreign subsidiaries are translated into U.S. dollars at the average exchange rates effective for the periods presented. The differences from historical exchange rates are recorded as comprehensive income (loss) and are included as a component of accumulated other comprehensive loss.

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

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Net income attributable to Party City Holdco Inc.:	$10,459	$56,123	$4,019
Weighted average shares — Basic:	111,917,168	93,996,355	93,725,721
Effect of dilutive stock options:	1,026,639	447,782	0

Weighted average shares — Diluted:	112,943,807	94,444,137	93,725,721

Net income per common share — Basic:	$0.09	$0.60	$0.04

Net income per common share — Diluted:	$0.09	$0.59	$0.04

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

All earnings per share amounts, and the number of shares outstanding, have been retroactively adjusted to give effect to a 2,800-for-1 split of the Company’s common stock, which was effected on April 2, 2015.

During the years ended December 31, 2015, December 31, 2014 and December 31, 2013, 1,991,965 stock options, 0 stock options and 2,853,200 stock options, respectively, were excluded from the calculations of Net income per common share — Diluted as they were anti-dilutive.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, “Leases”. The ASU requires that companies recognize on their balance sheets assets and liabilities for the rights and obligations created by the companies’ leases. The update is effective for the Company during the first quarter of 2019. The Company is in the process of evaluating the impact of the pronouncement on the Company’s consolidated financial statements. See Notes 8 and 14 for a discussion of the Company’s existing leases.

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”. The update impacts the accounting for equity investments and the recognition of changes in fair value of financial liabilities when the fair value option is elected. The pronouncement will be effective for the Company during the first quarter of 2018. Although the Company continues to review this pronouncement, it does not believe that it will have a material impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”. The update requires companies to present all deferred tax assets and liabilities as noncurrent. As permitted by the pronouncement, during the fourth quarter of 2015, the Company adopted early the update on a prospective basis. The Company did not adjust its December 31, 2014 consolidated balance sheet and, accordingly, prepaid expenses and other current assets as of such date include $28,060 of net deferred tax assets.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations — Simplifying the Accounting for Measurement-Period Adjustments”. The update requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The pronouncement will be effective for the Company during the first quarter of 2016. The Company does not believe that it will have a material impact on the Company’s consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. The pronouncement requires companies to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of such debt liability. As permitted by the pronouncement, during the fourth quarter of 2015, the Company adopted early the update on a retrospective basis. Accordingly, loans and notes payable and long-term obligations, excluding current portion, in the Company’s December 31, 2015 consolidated balance sheet are net of deferred financing costs in the amounts of $3,839 and $18,144, respectively. Additionally, loans and notes payable and long-term obligations, excluding current portion, in the Company’s December 31, 2014 consolidated balance sheet are net of deferred financing costs in the amounts of $3,400 and $40,972, respectively. Previously, such amounts had been recorded in other assets, net.

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

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

Note 3 — Inventories, Net

Inventories consisted of the following:

	December 31,
	2015	2014
Finished goods	$532,606	$550,975
Raw materials	21,278	22,093
Work in process	10,375	9,162

	$564,259	$582,230

Note 4 — Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following:

	December 31,
	2015	2014	Useful lives
Machinery and equipment	$135,004	$116,613	3-15 years
Buildings	67,727	66,797	40 years
Data processing	41,674	31,893	3-5 years
Leasehold improvements	91,067	65,882	1-10 years
Furniture and fixtures	141,089	117,602	5-10 years
Land	9,294	9,449

	485,855	408,236
Less: accumulated depreciation	(213,435)	(159,552)

	$272,420	$248,684

Depreciation and amortization expense related to property, plant and equipment, including assets under capital leases, was $61,630, $60,695, and $67,627, for the years ended December 31, 2015, December 31, 2014, and December 31, 2013, respectively.

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

Note 5 — Acquisitions

During March 2015, the Company acquired all of the stock of Travis Designs Limited (“Travis”), a United Kingdom-based entity with costume design and sourcing capabilities, for total consideration of $10,298, net of cash acquired. The following summarizes the fair values of the major classes of assets acquired and liabilities assumed: accounts receivable of $594, inventories of $1,082, prepaid expenses and other current assets of $497, property, plant and equipment of $38, customer lists and relationships intangible assets of $1,285, a trade name intangible asset of $259, accrued expenses of $255, income taxes payable of $383 and deferred income tax liabilities in the amount of $308. $7,489 has been recorded as goodwill. The allocation of the purchase price is based on the Company’s estimate of the fair value of the assets acquired and liabilities assumed. Goodwill, which is not tax-deductible, arose from the acquisition due to the synergies that will be generated: 1) by selling Travis’ costumes in the Company’s approximately 700 Party City stores and approximately 300 Halloween City stores, and 2) through Travis benefitting from the Company’s existing costumes sourcing relationships.

The seller of Travis will receive contingent consideration based on the sales of the business through the end of 2016. The Company’s estimate of such payment as of the acquisition date, $3,832, is included in the total consideration above. Additionally, the amount is included in “cash held in escrow in connection with acquisitions” in the Company’s consolidated statement of cash flows.

During August 2015, the Company acquired 75% of the operations of Accurate Custom Injection Molding Inc. (“ACIM”) for total consideration of $10,095. The following summarizes the fair values of the major classes of assets acquired and liabilities assumed: inventories of $952, property, plant and equipment of $10,172, accounts payable of $277 and goodwill of $548. The allocation of the purchase price is based on the Company’s estimate of the fair value of the assets acquired. Goodwill, which is tax-deductible, arose from the acquisition due to synergies which will principally be generated by selling the business’ injection molding products in the Company’s approximately 700 Party City stores.

Based on the terms of the acquisition agreement, the Company will acquire the remaining 25% interest in ACIM over the next nine years and the Company has recorded a liability in its consolidated balance sheet for the estimated purchase price of such interest.

Additionally, during 2015 the Company acquired the assets of six franchise stores for $5,981.

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

Goodwill Changes by Reporting Segment

For the years ended December 31, 2015 and December 31, 2014 goodwill changes, by reporting segment, were as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014
Wholesale segment:
Beginning balance	$492,096	$496,375
Travis acquisition	7,489	0
ACIM acquisition	548	0
Foreign currency impact	(5,834)	(4,279)

Ending balance	494,299	492,096

Retail segment:
Beginning balance	1,065,154	1,065,332
Store acquisitions	4,028	1,671
Foreign currency impact	(966)	(1,849)

Ending balance	1,068,216	1,065,154

Total ending balance, both segments	$1,562,515	$1,557,250

Note 6 — Intangible Assets

The Company had the following other identifiable intangible assets:

	December 31, 2015
	Cost	Accumulated Amortization	Net Carrying Value	Useful lives
Retail franchise licenses	$67,000	$20,900	$46,100	19 years
Customer lists and relationships	56,459	25,592	30,867	20 years
Copyrights and designs	29,030	20,352	8,678	5-7 years
Leasehold interests	16,045	13,174	2,871	1-11 years
Design licenses	2,469	2,328	141	1-4 years
Non-compete agreements	500	0	500	5 years

Total	$171,503	$82,346	$89,157

	December 31, 2014
	Cost	Accumulated Amortization	Net Carrying Value	Useful lives
Retail franchise licenses	$67,000	$15,400	$51,600	19 years
Customer lists and relationships	55,770	19,392	36,378	20 years
Copyrights and designs	29,000	15,342	13,658	5-7 years
Leasehold interests	16,005	11,020	4,985	1-11 years
Design licenses	2,469	2,080	389	1-4 years

Total	$170,244	$63,234	$107,010

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

The Company is amortizing the majority of its intangible assets utilizing accelerated patterns based on the discounted cash flows that were used to value such assets.

The amortization expense for finite-lived intangible assets for the years ended December 31, 2015, December 31, 2014, and December 31, 2013 was $18,885, $22,195, and $26,997, respectively. Estimated amortization expense for each of the next five years will be approximately $16,262, $13,031, $9,657, $8,489, and $7,389, respectively.

In addition to the Company’s finite-lived intangible assets, the Company has recorded an indefinite-lived asset for the Party City trade name, in the amount of $519,000, an indefinite-lived asset for the Amscan trade name, in the amount of $26,000, and an indefinite-lived asset for the Halloween City trade name, in the amount of $10,500.

Note 7 — Loans and Notes Payable

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

As both the Old Term Loan Credit Agreement and the Term Loan Credit Agreement are loan syndications, the Company assessed whether the refinancing of the term loans should be accounted for as an extinguishment on a creditor-by-creditor basis and wrote-off $2,036 of existing deferred financing costs, as well as a $786 related original issue discount and $853 of the existing unamortized call premium, all of which were recorded in other expense in the Company’s consolidated statement of income and comprehensive loss. The remaining deferred financing costs of $9,308 and the remaining original discount of $3,592 are being amortized over the life of the Term Loan Credit Agreement, using the effective interest method. The remainder of the call premium, $3,900, will also continue to be amortized over the life of the Term Loan Credit Agreement. Finally, in conjunction with the refinancing, the Company incurred banker and legal fees, $9,758 of which was recorded in other expense. The rest of the costs are being amortized over the life of the Term Loan Credit Agreement. The write-offs of the deferred financing costs, original issuance discount and call premium were included in amortization of deferred financing costs and original issuance discount in the Company’s consolidated statement of cash flows.

Additionally, the Company compared the borrowing capacity under the Old ABL Facility and the ABL Facility, on a creditor-by-creditor basis, and concluded that $321 of existing deferred financing costs should be written-off. Such amount was recorded in other expense in the Company’s consolidated statement of income and comprehensive loss and included in amortization of deferred financing costs and original issuance discount in the Company’s consolidated statement of cash flows. The remaining costs are being amortized over the term of the ABL Facility.

The redemption price for the Old Senior Notes was 6.656 % of the principal amount, aggregating $46,592. The Company recorded such amount in other expense in the Company’s consolidated statement of income and comprehensive loss. Additionally, the Company wrote-off $18,664 of deferred financing costs related to the Old Senior Notes. Such amount was also recorded in other expense in the Company’s consolidated statement of income and comprehensive loss and included in amortization of deferred financing costs and original issuance discount in the Company’s consolidated statement of cash flows.

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

Below is a discussion of the ABL Facility and other credit agreements. See Note 8 for a discussion of the Company’s long-term obligations.

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

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

In connection with entering into the ABL Facility, the Company incurred and capitalized third-party costs. Additionally, certain existing deferred financing costs will continue to be capitalized (see above for further discussion). All capitalized costs are being amortized over the life of the new debt and are included in loans and notes payable in the Company’s consolidated balance sheet (see Note 2 for further discussion).

Borrowings under the ABL Facility totaled $129,975 at December 31, 2015. The weighted average interest rate for such borrowings was 3.70% at December 31, 2015. Outstanding standby letters of credit totaled $24,769 at December 31, 2015 and, after considering borrowing base restrictions, at December 31, 2015 PCHI had $349,099 of available borrowing capacity under the terms of the facility.

Other Credit Agreements

The Company’s subsidiaries have also entered into several foreign asset-based and overdraft credit facilities that provide the Company with additional borrowing capacity. At December 31, 2015 and December 31, 2014, there were $0 and $1,361 borrowings outstanding under the foreign facilities, respectively. The facilities contain customary affirmative and negative covenants.

Note 8 — Long-Term Obligations

Long-term obligations consisted of the following:

	December 31,
	2015	2014
Old Term Loan Credit Agreement	$0	$1,076,050
Term Loan Credit Agreement (a)	1,314,538	0
Capital lease obligations	2,414	3,274
Old Senior Notes	0	678,804
Senior Notes (b)	343,721	0
$350,000 PIK Notes (“Nextco Notes”) (c)	0	340,732

Total long-term obligations	1,660,673	2,098,860
Less: current portion	(14,552)	(12,249)

Long-term obligations, excluding current portion	$1,646,121	$2,086,611

Term Loan Credit Agreement

(a) Loans outstanding under the Term Loan Credit Agreement were issued with a 0.25% original issuance discount. Such amount, $3,350, has been netted against the amount of the debt on the Company’s consolidated balance sheet and is being amortized over the life of the debt, using the effective interest method. Additionally, a portion of the existing original issuance discount has been netted against the new debt and is being amortized consistent with the new discount (see Note 7 for further discussion).

The Term Loan Credit Agreement provides for two pricing options for outstanding loans: (i) an ABR for any day, a rate per annum equal to the greater of (a) the prime rate in effect on such day, (b) the federal funds effective rate in effect on such day plus 0.5%, (c) the adjusted LIBOR rate plus 1% and (d) 2.00% or (ii) the LIBOR rate, with a LIBOR floor of 1.00%, in each case plus an applicable margin. The applicable margin is 2.25% with respect to ABR borrowings and 3.25% with respect to LIBOR borrowings. At December 31, 2015, all outstanding borrowings were based on LIBOR and were at a rate of 4.25%.

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

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

In connection with entering into the Term Loan Credit Agreement, the Company incurred and capitalized third-party costs. Additionally, certain existing deferred financing costs will continue to be capitalized (see Note 7 for further discussion). All capitalized costs are being amortized over the life of the new debt and are included in long-term obligations, excluding current portion, in the Company’s consolidated balance sheet (see Note 2 for further discussion).

At December 31, 2015, the outstanding principal amount of term loans under the Term Loan Credit Agreement was $1,314,538, which is net of an original issue discount, a call premium and deferred financing costs aggregating to $22,112 at December 31, 2015.

Senior Notes

(b) The Senior Notes mature on August 15, 2023. Interest on the notes is payable semi-annually in arrears on February 15 and August 15 of each year.

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

The notes are guaranteed, jointly and severally, on a senior basis by each of PCHI’s existing and future wholly-owned domestic subsidiaries. The Senior Notes and the guarantees are general unsecured senior obligations and are effectively subordinated to all other secured debt to the extent of the assets securing such secured debt.

The indenture governing the Senior Notes contains certain covenants limiting, among other things and subject to certain exceptions, PCHI’s ability to:

•	incur additional indebtedness or issue certain disqualified stock and preferred stock;

•	pay dividends or distributions, redeem or repurchase equity;

•	prepay subordinated debt or make certain investments;

•	engage in transactions with affiliates;

•	consolidate, merge or transfer all or substantially all of PCHI’s assets;

•	create liens; and

•	transfer or sell certain assets.

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

Also, if the Company experiences certain types of change in control, as defined, the Company may be required to offer to repurchase the Senior Notes at 101% of their principal amount.

In connection with issuing the Senior Notes, the Company incurred and capitalized third-party costs. Capitalized costs are being amortized over the life of the new debt and are included in long-term obligations, excluding current portion, in the Company’s consolidated balance sheet (see Note 2 for further discussion). At December 31, 2015, $6,279 of costs were capitalized.

Nextco Notes

(c) On April 21, 2015, the Company consummated an initial public offering of its common stock. The net proceeds of the offering were used to, among other things, fully redeem the Nextco Notes and pay a management agreement termination fee to affiliates of Thomas H. Lee Partners, L.P. (“THL”) and Advent International Corporation (“Advent”).

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

The Company paid $363,720 in order to redeem the Nextco Notes, including a 2% prepayment penalty of $7,000 and the payment of all accrued interest as of the redemption date of $6,720. The Company recorded the $7,000 prepayment penalty in other expense, net in the Company’s consolidated statement of income and comprehensive loss for the year ended December 31, 2015. Additionally, in conjunction with the redemption, the Company wrote off $8,596 of capitalized debt issuance costs and original issuance discounts related to the Nextco Notes. Such charge was also recorded in other expense, net in the Company’s consolidated statement of income and comprehensive loss for the year ended December 31, 2015 and it was recorded in amortization of deferred financing costs and original issuance discounts in the Company’s consolidated statement of cash flows.

Subject to certain exceptions, PCHI may not make certain payments, including the payment of dividends to its shareholders (“restricted payments”), unless certain conditions are met under the terms of the indenture governing the Senior Notes, the ABL Facility and the Term Loan Credit Agreement. As of December 31, 2015, the most restrictive of these conditions existed in the indenture for the Senior Notes and in the Term Loan Credit Agreement, which both limit restricted payments based on PCHI’s consolidated net income and leverage ratios. As of December 31, 2015, PCHI had $225,418 of capacity under the two debt instruments to make restricted payments. PCHI’s parent companies, PC Intermediate, PC Nextco and Party City Holdco, have no assets or operations other than their investments in their subsidiaries and income from those subsidiaries.

At December 31, 2015, maturities of long-term obligations consisted of the following:

	Long-Term Debt Obligations	Capital Lease Obligations	Totals
2016	$13,400	$1,152	$14,552
2017	13,400	807	14,207
2018	13,400	269	13,669
2019	13,400	174	13,574
2020	13,400	12	13,412
Thereafter	1,591,259	0	1,591,259

Long-term obligations	$1,658,259	$2,414	$1,660,673

Note 9 — Capital Stock

At December 31, 2015, the Company’s authorized capital stock consisted of 300,000,000 shares of $0.01 par value common stock. On April 2, 2015, the Company affected a 2,800 for 1 split of its common stock. All earnings per share amounts and number of shares outstanding have been retroactively adjusted.

Additionally, on April 21, 2015, the Company consummated an initial public offering of its common stock and sold 25,156,250 shares. The net proceeds of the offering, $397,159 after underwriter fees and other expenses directly related to the offering, were used to, among other things, fully redeem the Nextco Notes (see Note 8) and pay a management agreement termination fee to affiliates of THL and Advent.

In 2012, the Company entered into a management agreement with THL and Advent under which THL and Advent provided advice to the Company on, among other things, financing, operations, acquisitions and dispositions. Under the agreement, THL and Advent were paid an annual management fee for such services. In connection with the initial public offering, the management agreement was terminated and the Company paid THL and Advent an aggregate termination fee of $30,697. Such amount was recorded in other expense, net in the Company’s consolidated statement of income and comprehensive loss for the year ended December 31, 2015.

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

Under the terms of Party City Holdco’s prior stockholders’ agreement, dated July 27, 2012, employee stockholders who died or became disabled while employed could have required Party City Holdco to purchase all of the shares held by the employee stockholders. The aggregate amount that would have been payable by the Company to current employee stockholders should they have died or become disabled while employed, based on the estimated fair market value of fully paid and vested common securities, totaled $35,062 at December 31, 2014 and was classified as redeemable common securities on the Company’s consolidated balance sheet. During April 2015, Party City Holdco consummated an initial public offering of its common stock and, at such time, the existing stockholders’ agreement was amended and restated. In conjunction with such amendment and restatement, employee stockholders no longer have the ability to require Party City Holdco to purchase their shares in the event of death or disability and, therefore, all amounts included in redeemable common securities were reclassified to common stock and additional paid-in capital.

A summary of the changes in redeemable common securities during the years ended December 31, 2015, 2014 and 2013 follows:

	Number of Common Shares	Total Redeemable Common Securities
Balance as of December 31, 2012	2,487,016	$22,205
Shares issued	422,800	3,775
Revaluation of shares	0	(2,425)

Balance as of December 31, 2013	2,909,816	$23,555
Shares issued	262,037	1,794
Revaluation of shares	0	10,387
Shares reclassified to additional paid-in capital due to employee terminations	(83,222)	(674)

Balance as of December 31, 2014	3,088,631	$35,062
Revaluation of shares	0	5,893
Impact of stockholders’ agreement amendment	(3,088,631)	(40,955)

Balance as of December 31, 2015	0	$0

On August 1, 2013, PC Nextco issued the Nextco Notes (see Note 8). The proceeds, net of expenses, were used to pay a dividend to the shareholders of Party City Holdco in the amount of $3.60/share.

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

Note 10 — Other Expense, net

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Other expense, net consists of the following:
Undistributed loss in unconsolidated joint venture	$562	$1,556	$172
Foreign currency loss	3,691	1,447	1,581
Debt refinancings (a)	94,607	4,396	12,295
Management agreement termination fee (b)	30,697	0	0
Corporate development expenses	1,786	700	2,960
Business interruption proceeds	0	(4,514)	0
Other, net	(353)	2,306	1,470

Other expense, net	$130,990	$5,891	$18,478

(a)	In August 2015, the Company refinanced its debt. See Note 7 for further discussion. Additionally, during April 2015, the Company consummated an initial public offering of its common stock and the net proceeds of the offering were used to, among other things, fully redeem the Nextco Notes. See Note 8 for further discussion.
(b)	In conjunction with the initial public offering, the Company paid a management agreement termination fee to affiliates of THL and Advent. See Note 9 for further discussion.

Note 11 — Employee Benefit Plans

Certain subsidiaries of the Company maintain defined contribution plans for eligible employees. The plans require the subsidiaries to match from approximately 11% to 100% of voluntary employee contributions to the plans, not to exceed a maximum amount of the employee’s annual salary, ranging from 5% to 6%. Expense for the plans for the years ended December 31, 2015, December 31, 2014, and December 31, 2013 totaled $5,196, $6,179, and $4,899, respectively.

Note 12 — Equity Incentive Plans

Party City Holdco has adopted the Amended and Restated 2012 Omnibus Equity Incentive Plan (the “2012 Plan”) under which it can grant incentive awards in the form of stock appreciation rights, restricted stock and common stock options to certain directors, officers, employees and consultants of Party City Holdco and its affiliates. A committee of Party City Holdco’s Board of Directors, or the Board itself in the absence of a committee, is authorized to make grants and various other decisions under the 2012 Plan. The maximum number of shares reserved under the 2012 Plan is 15,316,000 shares.

Time-based options

Party City Holdco grants time-based options to key eligible employees and outside directors. In conjunction with the options, the Company recorded compensation expense of $3,042, $1,583, and $2,137 during the years ended December 31, 2015, December 31, 2014, and December 31, 2013, respectively.

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

The fair value of time-based options granted during the year ended December 31, 2015 was estimated on the grant date using a Black-Scholes option valuation model based on the assumptions in the following table:

Expected dividend rate	0%
Risk-free interest rate	1.57% to 1.93%
Volatility	30.00%
Expected option term	5.5 years – 6.5 years

The fair value of time-based options granted during the year ended December 31, 2013 was estimated on the grant date using a Black-Scholes option valuation model based on the assumptions in the following table:

Expected dividend rate	0%
Risk-free interest rate	1.03% to 2.07%
Volatility	35.00%
Expected option term	6.2 years – 6.5 years

No time-based options were granted during the year ended December 31, 2014.

As Party City Holdco’s stock only recently started trading publicly, the Company determined volatility based on the average historical volatility of guideline companies. Additionally, as there is not sufficient historical exercise data to provide a reasonable basis for determining the expected term, the Company estimated the expected term using the “simplified” method.

The Company based its estimated forfeiture rate of 13.4% on historical forfeitures for time-based options that were granted by PCHI between 2004 and 2012 as the number of options given to each of the various levels of management is principally consistent with historical grants and forfeitures are expected to be materially consistent with past experience.

Most of the time-based options that were granted during 2013 vested 20% on July 27, 2013 and vest 20% each July 27th thereafter. The Company’s other time-based options principally vest 20% on each anniversary date. The Company records compensation expense for such options on a straight-line basis. As of December 31, 2015, there was $13,058 of unrecognized compensation cost which will be recognized over a weighted-average period of approximately 34 months.

Performance-based options

During 2013, Party City Holdco granted performance-based stock options to key employees and independent directors. For performance-based options, vesting is contingent upon THL achieving specified investment returns when it sells its ownership stake in Party City Holdco. Since the sale of THL’s shares cannot be assessed as probable before it occurs, no compensation expense has been recorded for the performance-based options that have been granted. As of December 31, 2015, 4,015,200 performance-based options were outstanding.

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

The following table summarizes the changes in outstanding stock options for the years ended December 31, 2013, December 31, 2014 and December 31, 2015.

	Options	Average Exercise Price	Average Fair Value of Time-Based Options at Grant Date	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2012	0

Granted	7,232,400	$5.33	$3.15
Exercised	0
Forfeited	(100,800)	$5.33

Outstanding at December 31, 2013	7,131,600	$5.33		$19,739	9.2

Granted	0
Exercised	(202,720)	$5.33
Forfeited	(242,480)	$5.33

Outstanding at December 31, 2014	6,686,400	$5.33		40,282	8.3

Granted	2,013,764	$17.97	$6.04
Exercised	(5,600)	$5.33
Forfeited	(176,919)	$7.36

Outstanding at December 31, 2015	8,517,645	$8.28		39,453	7.8

Exercisable at December 31, 2015	1,393,280	$5.33		10,560	7.3

Expected to vest at December 31, 2015 (excluding performance-based options)	3,109,165	$13.40		(1,537)	8.6

The intrinsic value of options exercised was $60, $561, and $0 for the years ended December 31, 2015, December 31, 2014, and December 31, 2013, respectively. The fair value of options vested was $1,726, $1,769, and $1,676, during the years ended December 31, 2015, December 31, 2014, and December 31, 2013, respectively.

Note 13 — Income Taxes

A summary of domestic and foreign income (loss) before income taxes and including noncontrolling interest follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Domestic	$7,180	$67,000	$(5,479)
Foreign	10,688	14,334	5,197

Total	$17,868	$81,334	$(282)

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

The income tax expense (benefit) consisted of the following:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Current:
Federal	$8,137	$28,735	$15,259
State	2,652	5,954	2,285
Foreign	2,798	4,280	3,530

Total current expense	13,587	38,969	21,074

Deferred:
Federal	(6,710)	(11,522)	(19,519)
State	(1,086)	(2,838)	(5,675)
Foreign	1,618	602	(405)

Total deferred benefit	(6,178)	(13,758)	(25,599)

Income tax expense (benefit)	$7,409	$25,211	$(4,525)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Deferred income tax assets and liabilities consisted of the following:

	December 31,
	2015	2014
Deferred income tax assets:
Inventory valuation	$9,794	$10,746
Allowance for doubtful accounts	678	1,079
Accrued liabilities	10,891	8,835
Federal tax loss carryforwards	3,829	4,943
State tax loss carryforwards	1,161	1,517
Foreign tax loss carryforwards	14,778	13,586
Tax credit carryforwards	1,418	1,637
Deferred rent	10,955	5,407
Other	294	1,681

Deferred income tax assets before valuation allowances	53,798	49,431
Less: valuation allowances	(15,817)	(13,479)

Deferred income tax assets, net	$37,981	$35,952

Deferred income tax liabilities:
Property, plant and equipment	$21,810	$15,984
Intangible assets	218,636	218,623
Amortization of goodwill and other assets	61,786	68,026
Foreign earnings expected to be repatriated	7,178	8,844
Other	4,072	5,753

Deferred income tax liabilities	$313,482	$317,230

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

In the Company’s consolidated balance sheet $1,166 is included in other assets, net and $276,667 is included in deferred income tax liabilities at December 31, 2015; while $28,060 is included in prepaid expenses and other current assets, and $309,338 is included in deferred income tax liabilities at December 31, 2014. Certain December 31, 2014 amounts in the table above were reclassified to conform to December 31, 2015 presentation.

Management assesses the available positive and negative evidence to estimate if sufficient taxable income will be generated to realize existing deferred tax assets. On the basis of this evaluation, a valuation allowance was recorded to reduce the total deferred tax assets to an amount that will, more-likely-than-not, be realized in the future. The valuation allowance and the net change during the year, relates primarily to foreign net operating loss carryforwards.

As of December 31, 2015, the Company had foreign tax-effected net operating loss carryforwards in Germany of $7,586, the United Kingdom (“U.K.”) of $5,097, and Australia of $1,635, all of which have an unlimited carryforward, as well as $460 from other foreign countries, which expire at different dates. In addition, the U.S. Federal net operating loss carryforwards begin to expire in 2019, the U.S. state net operating loss carryforwards, expire beginning in 2018, and the foreign tax credit carryforwards, expire beginning in 2020.

When the Company acquired Christy’s By Design Limited, Christy’s Garments & Accessories Limited and Riethmuller GmbH in 2010 and 2011, respectively, it chose to treat the entities as if they were U.S. branches in order to achieve certain U.S. tax benefits then available. At the time of the acquisitions, these foreign entities had pre-acquisition foreign net operating loss carryforwards. These pre-acquisition losses can be carried forward indefinitely in both countries. However, any future foreign earnings that would utilize these losses will still be taxed in the U.S. at the U.S. income tax rate. The Company has established a full valuation allowance on the Riethmuller GmbH pre-acquisition loss carryforwards of $746, but expects the Christy’s By Design Limited, and Christy’s Garments & Accessories Limited pre-acquisition loss carryforwards at December 31, 2015 of $1,065 and $577, respectively, to be fully realizable. However, because their future earnings will not result in future taxes paid until the loss carryforwards are utilized, a deferred tax liability is recognized in an amount equal to the recognized pre-acquisition losses. Once the pre-acquisition loss carryforwards of the U.S. branches have been utilized, the future foreign earnings will be taxed in both the foreign jurisdiction and in the U.S., and the Company’s total income tax expense related to those earnings will depend on whether foreign taxes paid on those earnings can be used as foreign tax credits in the Company’s federal income tax return.

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

The difference between the Company’s effective income tax rate and the U.S. statutory income tax rate is as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Tax provision at U.S. statutory income tax rate	35.0%	35.0%	35.0%
State income tax, net of federal income tax	5.7	2.5	1,299.0
Domestic production activities deduction	(5.1)	(1.9)	460.3
Deferred tax adjustments	0.0	(0.2)	244.0
Contingent consideration adjustment	(6.0)	0.0	0.0
Transaction costs	0.0	(6.9)	(131.2)
Work Opportunity Tax Credit	(3.2)	(0.4)	(53.2)
Valuation allowances	21.7	0.5	(588.7)
Foreign earnings	9.1	4.9	(367.7)
U.S. — foreign rate differential	(13.7)	(3.4)	483.4
Other	(2.0)	0.9	223.7

Effective income tax rate	41.5%	31.0%	1,604.6%

Transaction costs: In 2012, the Company incurred $24,564 of expenses related to the acquisition of the Company. These expenses were capitalized for tax purposes. During 2014, the Company determined that $15,876 of these expenses qualified for amortization over time for tax purposes. The Company filed an automatic method change with its 2014 tax return in order to deduct these expenses for tax purposes. The tax benefit of $5,918, realized over 15 years, has been reflected in the Company’s 2014 consolidated statement of income and comprehensive income.

State income tax: During 2013, the Company recorded a $2,247 state income tax benefit principally due to a reduction in a deferred income tax liability on trade names, which was caused by the impact of apportionment changes on future state income taxes. Additionally, during 2013, the Company recorded a state income tax credit in the amount of $1,441 due to a write-off of a deferred tax liability related to state bonus depreciation.

Deferred tax adjustments: During 2013, the Company wrote-off deferred tax liabilities related primarily to deferred finance charges and the federal deduction for state taxes.

Foreign earnings: During 2015, 2014 and 2013, the U.S. tax effect on foreign earnings which are expected to be remitted in the future was provided without consideration of offsetting foreign tax credits due to projected future foreign source income being insufficient to utilize any available foreign tax credits.

Other differences between the effective income tax rate and the federal statutory income tax rate are composed primarily of favorable permanent differences related to inventory contributions, offset by non-deductible meals and entertainment expenses.

At December 31, 2015, the cumulative undistributed earnings of any foreign subsidiaries whose earnings are considered permanently reinvested were approximately $19,672. No provision has been made for U.S. or additional foreign taxes on the undistributed earnings of these subsidiaries as such earnings have been reinvested indefinitely in the subsidiaries’ operations. It is not practical to calculate the potential deferred income tax impact that may arise from the distribution of these earnings, as there is a significant amount of uncertainty with respect

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

to determining the amount of foreign tax credits, additional local withholding tax and other indirect tax consequences at the time of such event.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Balance as of beginning of period	$798	$285	$529
Increases related to current period tax positions	130	763	0
Increases related to prior period tax positions	0	0	0
Decrease related to settlements	(92)	(193)	0
Decreases related to lapsing of statutes of limitations	(71)	(57)	(244)

Balance as of end of period	$765	$798	$285

The Company’s total net unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate were $765 and $798 at December 31, 2015 and 2014, respectively. As of December 31, 2015, we do not believe that there are any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company has accrued $15 and $22 for the potential payment of interest and penalties at December 31, 2015 and 2014, respectively.

For federal income tax purposes, the year ended December 31, 2014, is currently under IRS examination. In 2015, the IRS concluded an examination of the years ended December 31, 2012 and December 31, 2013, which resulted in a tax payment of $1,271. For U.S. state income tax purposes, tax years 2011-2015 generally remain open, whereas for non-U.S. income tax purposes tax years 2010-2015 generally remain open.

Note 14 — Commitments, Contingencies and Related Party Transactions

Lease Agreements

The Company has non-cancelable operating leases for its numerous retail store sites, as well as for its corporate offices, certain distribution and manufacturing facilities, showrooms, and warehouse equipment that expire on various dates, principally through 2030. These leases generally contain renewal options and require the Company to pay real estate taxes, utilities and related insurance.

At December 31, 2015, future minimum lease payments under all operating leases consisted of the following:

Future Minimum Operating Lease Payments
2016	$155,842
2017	139,602
2018	116,776
2019	92,205
2020	80,385
Thereafter	221,839

$806,649

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

The future minimum lease payments included in the above table also do not include contingent rent based upon sales volumes or other variable costs, such as maintenance, insurance and taxes.

Rent expense for the years ended December 31, 2015, December 31, 2014, and December 31, 2013 was $225,543, $216,572, and $200,544, respectively, and included immaterial amounts of rent expense related to contingent rent.

Litigation

On November 18, 2015, a putative class action complaint was filed in the U.S. District Court for the Southern District of New York, naming Party City Holdco Inc. and certain executives as defendants. The complaint alleges violations of Section 11 of the Securities Act of 1933 in connection with public filings related to the Company’s April 2015 initial public offering. The plaintiff seeks to represent a class of shareholders who purchased stock in the initial public offering or who can trace their shares to that offering. The complaint seeks unspecified damages and costs. The Company intends to vigorously defend itself against this action. The Company is unable, at this time, to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition or cash flows.

Product Royalty Agreements

The Company has entered into product royalty agreements, with various licensors of copyrighted and trademarked characters and designs, which are used on the Company’s products, which require royalty payments based on sales of the Company’s products, and, in some cases, include annual minimum royalties.

At December 31, 2015, the Company’s commitment to pay future minimum product royalties was as follows:

Future Minimum Royalty Payments
2016	$24,863
2017	21,373
2018	7,841
2019	541
2020	300
Thereafter	0

$54,918

Product royalty expense for the years ended December 31, 2015, December 31, 2014, and December 31, 2013 was $45,710, $42,679, and $30,968, respectively.

Legal Proceedings

The Company is a party to certain claims and litigation in the ordinary course of business. The Company does not believe that any of these proceedings will result, individually or in the aggregate, in a material adverse effect upon its financial condition or future results of operations.

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

Related Party Transactions

During 2012, Party City Holdco and PCHI entered into a management agreement with THL and Advent under which THL and Advent provided advice on, among other things, financing, operations, acquisitions and dispositions. Under the agreement, THL and Advent were paid, in aggregate, an annual management fee in the amount of the greater of $3,000 or 1.0% of Adjusted EBITDA, as defined in PCHI’s debt agreements. THL and Advent received annual management fees in the amounts of $692 and $238, respectively, during the year ended December 31, 2015, $2,498 and $858, respectively, during the year ended December 31, 2014, and $2,233 and $767, respectively, during the year ended December 31, 2013. Such amounts were recorded in general and administrative expenses in the Company’s consolidated statement of income and comprehensive income (loss). In the case of an initial public offering or a change in control, as defined in Party City Holdco’s stockholders’ agreement, at the time of such event the Company was required to pay THL and Advent the net present value of the remaining annual management fees that were payable over the agreement’s ten year term. Therefore, during April 2015, in conjunction with the Company’s initial public offering, the Company paid a management agreement termination fee of $30,697. See Note 9 for further discussion.

Note 15 — Segment Information

Industry Segments

The Company has two identifiable business segments. The Wholesale segment designs, manufactures, contracts for manufacture and distributes party goods, including paper and plastic tableware, metallic and latex balloons, Halloween and other costumes, accessories, novelties, gifts and stationery throughout the world. The Retail segment operates specialty retail party supply stores in the United States and Canada, principally under the names Party City and Halloween City, and it operates e-commerce websites, principally through the domain name PartyCity.com. The Retail segment also franchises both individual stores and franchise areas throughout the United States, Mexico, and Puerto Rico, principally under the name Party City.

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

The Company’s industry segment data for the years ended December 31, 2015, December 31, 2014, and December 31, 2013 are as follows:

	Wholesale	Retail	Consolidated
Year Ended December 31, 2015
Revenues:
Net sales	$1,226,989	$1,621,524	$2,848,513
Royalties and franchise fees	0	19,411	19,411

Total revenues	1,226,989	1,640,935	2,867,924
Eliminations	(573,391)	0	(573,391)

Net revenues	$653,598	$1,640,935	$2,294,533

Income from operations	$85,728	$186,491	$272,219

Interest expense, net			123,361
Other expense, net			130,990

Income before income taxes			$17,868

Depreciation and amortization	$29,352	$51,163	$80,515

Capital expenditures	$18,849	$59,976	$78,825

Total assets	$864,698	$2,427,705	$3,292,403

	Wholesale	Retail	Consolidated
Year Ended December 31, 2014
Revenues:
Net sales	$1,213,024	$1,605,228	$2,818,252
Royalties and franchise fees	0	19,668	19,668

Total revenues	1,213,024	1,624,896	2,837,920
Eliminations	(566,663)	0	(566,663)

Net revenues	$646,361	$1,624,896	$2,271,257

Income from operations	$74,177	$168,965	$243,142

Interest expense, net			155,917
Other expense, net			5,891

Income before income taxes			$81,334

Depreciation and amortization	$32,446	$50,444	$82,890

Capital expenditures	$27,651	$50,590	$78,241

Total assets	$1,095,803	$2,240,688	$3,336,491

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

	Wholesale	Retail	Consolidated
Year Ended December 31, 2013
Revenues:
Net sales	$1,080,740	$1,433,522	$2,514,262
Royalties and franchise fees	0	18,841	18,841

Total revenues	1,080,740	1,452,363	2,533,103
Eliminations	(487,990)	0	(487,990)

Net revenues	$592,750	$1,452,363	$2,045,113

Income from operations	$65,997	$95,605	$161,602

Interest expense, net			143,406
Other expense, net			18,478

Loss before income taxes			$(282)

Depreciation and amortization	$40,789	$53,835	$94,624

Capital expenditures	$15,796	$45,445	$61,241

Geographic Segments

Export sales of metallic balloons of $22,803, $22,023, and $20,140 during the years ended December 31, 2015, December 31, 2014, and December 31, 2013, respectively, are included in domestic sales to unaffiliated customers below. Intercompany sales between geographic areas primarily consist of sales of finished goods and are generally made at cost plus a share of operating profit.

The Company’s geographic area data follows:

	Domestic	Foreign	Eliminations	Consolidated
Year Ended December 31, 2015
Revenues:
Net sales to unaffiliated customers	$1,937,793	$337,329	$0	$2,275,122
Net sales between geographic areas	47,752	74,974	(122,726)	0

Net sales	1,985,545	412,303	(122,726)	2,275,122
Royalties and franchise fees	19,411	0	0	19,411

Total revenues	$2,004,956	$412,303	$(122,726)	$2,294,533

Income from operations	$267,209	$5,010	$0	$272,219

Interest expense, net				123,361
Other expense, net				130,990

Income before income taxes				$17,868

Depreciation and amortization	$74,849	$5,666		$80,515

Total long-lived assets (excluding goodwill, trade names and other intangible assets, net)	$251,328	$30,776		$282,104

Total assets	$3,093,949	$198,454	$0	$3,292,403

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

	Domestic	Foreign	Eliminations	Consolidated
Year Ended December 31, 2014
Revenues:
Net sales to unaffiliated customers	$1,930,270	$321,319	$0	$2,251,589
Net sales between geographic areas	44,903	75,462	(120,365)	0

Net sales	1,975,173	396,781	(120,365)	2,251,589
Royalties and franchise fees	19,668	0	0	19,668

Total revenues	$1,994,841	$396,781	$(120,365)	$2,271,257

Income from operations	$236,495	$6,647	$0	$243,142

Interest expense, net				155,917
Other expense, net				5,891

Income before income taxes				$81,334

Depreciation and amortization	$77,445	$5,445		$82,890

Total long-lived assets (excluding goodwill, trade names and other intangible assets, net)	$231,820	$23,729		$255,549

Total assets	$3,352,865	$324,817	$(341,191)	$3,336,491

	Domestic	Foreign	Eliminations	Consolidated
Year Ended December 31, 2013
Revenues:
Net sales to unaffiliated customers	$1,756,375	$269,897	$0	$2,026,272
Net sales between geographic areas	34,146	54,996	(89,142)	0

Net sales	1,790,521	324,893	(89,142)	2,026,272
Royalties and franchise fees	18,841	0	0	18,841

Total revenues	$1,809,362	$324,893	$(89,142)	$2,045,113

Income from operations	$159,481	$2,121	$0	$161,602

Interest expense, net				143,406
Other expense, net				18,478

Loss before income taxes				$(282)

Depreciation and amortization	$89,839	$4,785		$94,624

Note 16 — Quarterly Results (Unaudited)

Despite a concentration of holidays in the fourth quarter of the year, as a result of the Company’s expansive product lines and customer base and increased promotional activities, the impact of seasonality on the quarterly results of the Company’s wholesale operations has been limited. However, due to Halloween and Christmas, the inventory balances of the Company’s wholesale operations are slightly higher during the third quarter than during the remainder of the year. Additionally, the promotional activities of the Company’s wholesale business, including special dating terms, particularly with respect to Halloween products sold to retailers and other distributors, result in slightly higher accounts receivable balances during the third quarter. The Company’s retail operations are subject to significant seasonal variations. Historically, the Company’s retail operations have realized a significant portion of their revenues, cash flow and net income in the fourth quarter of the year, principally due to Halloween sales in October and, to a lesser extent, year-end holiday sales.

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

The following table sets forth our historical revenues, gross profit, income (loss) from operations, net income (loss), net income (loss) attributable to Party City Holdco Inc., net income (loss) per common share — Basic, and net income (loss) per common share—Diluted for each of the following periods:

	For the Three Months Ended,
2015:	March 31,	June 30,		September 30,		December 31,
Revenues:
Net sales	$458,195	$491,206		$551,380		$774,341
Royalties and franchise fees	3,910	4,314		4,027		7,160
Gross profit	163,921	188,343		189,850		362,124
Income from operations	24,004	46,067		31,480		170,668
Net (loss) income	(8,525)	(23,050	)(a)	(44,489	)(b)	86,523
Net (loss) income per common share — Basic	$(0.09)	$(0.20	)(a)	$(0.37	)(b)	$0.73
Net (loss) income per common share — Diluted	$(0.09)	$(0.20	)(a)	$(0.37	)(b)	$0.72

	For the Three Months Ended,
2014:	March 31,	June 30,	September 30,	December 31,
Revenues:
Net sales	$429,220	$487,182	$538,671	$796,516
Royalties and franchise fees	3,767	4,392	3,990	7,519
Gross profit	154,839	182,664	184,146	354,234
Income from operations	15,906	40,305	28,778	158,153
Net (loss) income	(19,912)	2,456	(5,410)	78,989
Net (loss) income per common share — Basic	$(0.21)	$0.03	$(0.06)	$0.84
Net (loss) income per common share — Diluted	$(0.21)	$0.03	$(0.06)	$0.83

(a)	During the three months ended June 30, 2015, the Company consummated an initial public offering of its common stock. The net proceeds of the offering were used to, among other things, fully redeem the Nextco Notes (see Note 8) and pay a management agreement termination fee to affiliates of THL and Advent (see Note 9).
(b)	During the three months ended September 30, 2015, the Company refinanced its debt. See Note 7 for further discussion.

Note 17 — Fair Value Measurements

The provisions of ASC Topic 820, “Fair Value Measurement”, define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The following table shows assets and liabilities as of December 31, 2015 that are measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total as of December 31, 2015
Derivative assets	$0	$773	$0	$773
Derivative liabilities	0	391	0	391

The following table shows assets and liabilities as of December 31, 2014 that are measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total as of December 31, 2014
Derivative assets	$0	$0	$0	$0
Derivative liabilities	0	476	0	476

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record other assets and liabilities at fair value on a nonrecurring basis, generally as a result of impairment charges. The carrying amounts for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximated fair value at December 31, 2015 because of the short-term maturities of the instruments and/or their variable rates of interest.

The carrying amounts and fair values of borrowings under the Term Loan Credit Agreement and the Senior Notes as of December 31, 2015 are as follows:

	Carrying Amount	Fair Value
Term Loan Credit Agreement	$1,314,538	$1,295,722
Senior Notes	343,721	340,375

The fair values of the Term Loan Credit Agreement and the Senior Notes represent Level 2 fair value measurements as the debt instruments trade in inactive markets. The carrying amounts for other long-term debt approximated fair value at December 31, 2015 based on the discounted future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturity.

Note 18 — Derivative Financial Instruments

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

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

Interest Rate Risk Management

As part of the Company’s risk management strategy, the Company periodically uses interest rate swap agreements to hedge the variability of cash flows on floating rate debt obligations. Accordingly, interest rate swap agreements are reflected in the consolidated balance sheets at fair value and the related gains and losses on these contracts are deferred in equity and recognized in interest expense over the same period in which the related interest payments being hedged are recognized in income. The fair value of an interest rate swap agreement is the estimated amount that the counterparty would receive or pay to terminate the swap agreement at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparty. The Company did not utilize interest rate swap agreements during the years ended December 31, 2015, December 31, 2014 or December 31, 2013.

Foreign Exchange Risk Management

A portion of the Company’s cash flows is derived from transactions denominated in foreign currencies. In order to reduce the uncertainty of foreign exchange rate movements on transactions denominated in foreign currencies, including the British Pound Sterling, the Canadian Dollar, the Euro, the Malaysian Ringgit, and the Australian Dollar, the Company enters into foreign exchange contracts with major international financial institutions. These forward contracts, which typically mature within one year, are designed to hedge anticipated foreign currency transactions, primarily inventory purchases and sales. For contracts that qualify for hedge accounting, the terms of the foreign exchange contracts are such that cash flows from the contracts should be highly effective in offsetting the expected cash flows from the underlying forecasted transactions.

The foreign currency exchange contracts are reflected in the consolidated balance sheets at fair value. The fair value of the foreign currency exchange contracts is the estimated amount that the counterparties would receive or pay to terminate the foreign currency exchange contracts at the reporting date, taking into account current foreign exchange spot rates. At December 31, 2015 and 2014, the Company had foreign currency exchange contracts that qualified for hedge accounting. No components of these agreements were excluded in the measurement of hedge effectiveness. As these hedges are 100% effective, there is no current impact on earnings due to hedge ineffectiveness. The Company anticipates that substantially all unrealized gains and losses in accumulated other comprehensive income (loss) related to these foreign currency exchange contracts will be reclassified into earnings by June 2017.

The following table displays the fair values of the Company’s derivatives at December 31, 2015 and December 31, 2014:

	Derivative Assets						Derivative Liabilities
	Balance Sheet Line		Fair Value	Balance Sheet Line		Fair Value	Balance Sheet Line		Fair Value	Balance Sheet Line		Fair Value
Derivative Instrument	December 31, 2015			December 31, 2014			December 31, 2015			December 31, 2014
Foreign Exchange Contracts	(a	) PP	$773	(a	) PP	$0	(b	) AE	$391	(b	) AE	$476

(a)	PP = Prepaid expenses and other current assets
(b)	AE = Accrued expenses

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

The following table displays the notional amounts of the Company’s derivatives at December 31, 2015 and December 31, 2014:

Derivative Instrument	December 31, 2015	December 31, 2014
Foreign Exchange Contracts	$23,028	$8,900

Note 19—Changes in Accumulated Other Comprehensive (Loss) Income

The changes in accumulated other comprehensive (loss) income attributable to Party City Holdco Inc. consisted of the following:

	Year Ended December 31, 2015
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at December 31, 2014	$(12,969)	$234	$(12,735)
Other comprehensive (loss) income before reclassifications, net of income tax	(20,432)	675	(19,757)
Amounts reclassified from accumulated other comprehensive loss to the consolidated statement of income and comprehensive loss, net of income tax	0	(298)	(298)

Net current-period other comprehensive (loss) income	(20,432)	377	(20,055)

Balance at December 31, 2015	$(33,401)	$611	$(32,790)

	Year Ended December 31, 2014
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at December 31, 2013	$5,738	$(330)	$5,408
Other comprehensive (loss) income before reclassifications, net of income tax	(18,707)	336	(18,371)
Amounts reclassified from accumulated other comprehensive income (loss) to the consolidated statement of income and comprehensive income, net of income tax	0	228	228

Net current-period other comprehensive (loss) income	(18,707)	564	(18,143)

Balance at December 31, 2014	$(12,969)	$234	$(12,735)

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

	Year Ended December 31, 2013
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at December 31, 2012	$6,425	$(225)	$6,200
Other comprehensive loss before reclassifications, net of income tax	(48)	(306)	(354)
Amounts reclassified from accumulated other comprehensive income (loss) to the consolidated statement of income and comprehensive income, net of income tax	0	201	201

Net current-period other comprehensive loss	(48)	(105)	(153)
Acquisition of noncontrolling interest	(639)	0	(639)

Balance at December 31, 2013	$5,738	$(330)	$5,408

Note 20—Subsequent Events

During January 2016, the Company acquired 19 franchise stores located in Arizona and New Mexico for total consideration of approximately $27,500.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARTY CITY HOLDCO INC.

(Parent company only)

CONDENSED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2015	December 31, 2014
ASSETS
Other assets (principally investment in and amounts due from wholly-owned subsidiaries)	$913,017	$522,288

Total assets	$913,017	$522,288

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS’ EQUITY
Total liabilities	$0	$0
Redeemable common securities (3,088,630 shares issued and outstanding at December 31, 2014)	0	35,062
Commitments and contingencies

Stockholders’ equity:
Common stock ($0.01 par value; 119,258,374 and 91,007,894 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively)	1,193	910
Additional paid-in capital	904,425	469,117
Retained earnings	40,189	29,934
Accumulated other comprehensive loss	(32,790)	(12,735)

Total stockholders’ equity	913,017	487,226

Total liabilities, redeemable common securities and stockholders’ equity	$913,017	$522,288

See accompanying notes to these condensed financial statements.

PARTY CITY HOLDCO INC. (Parent company only)

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE (LOSS) INCOME

(Dollars in thousands)

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Income tax benefit	$0	$5,918	$0
Equity in net income of subsidiaries	10,459	50,205	4,019

Net income	$10,459	$56,123	$4,019
Other comprehensive loss	(20,055)	(18,143)	(153)

Comprehensive (loss) income	$(9,596)	$37,980	$3,866

See accompanying notes to these condensed financial statements.

PARTY CITY HOLDCO INC. (Parent company only)

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Cash flows (used in) provided by operating activities:
Net income	$10,459	$56,123	$4,019
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in net income of subsidiaries	(10,459)	(50,205)	(4,019)
Dividends received	0	0	338,015
Change in due to/from affiliates and income taxes payable	(397,189)	(6,998)	(750)

Net cash (used in) provided by operating activities	(397,189)	(1,080)	337,265

Cash flows provided by (used in) financing activities:
Dividend distribution	0	0	(338,015)
Issuance of common stock	397,159	0	750
Exercise of stock options	30	1,080	0

Net cash provided by (used in) financing activities	397,189	1,080	(337,265)

Net change in cash and cash equivalents	0	0	0
Cash and cash equivalents at beginning of period	0	0	0

Cash and cash equivalents at end of period	$0	$0	$0

See accompanying notes to these condensed financial statements.

PARTY CITY HOLDCO INC. (Parent company only)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Dollars in thousands)

Note 1 — Basis of presentation and description of registrant

Party City Holdco Inc. (“Party City Holdco”) Schedule I Condensed Financial Information provides all parent company information that is required to be presented in accordance with the SEC rules and regulations for financial statement schedules. The consolidated financial statements of Party City Holdco are included elsewhere. The parent-company financial statements should be read in conjunction with the consolidated financial statements and the notes thereto.

Party City Holdco conducts no separate operations and acts only as a holding company. Its share of the net income of its unconsolidated subsidiaries is included in its statements of income using the equity method.

Since all material stock requirements, dividends and guarantees of the registrant have been disclosed in the consolidated financial statements, the information is not required to be repeated in this schedule.

Note 2 — Dividends from subsidiaries

On August 1, 2013, PC Nextco Holdings, LLC issued $350,000 of 8.75% notes. The proceeds, net of expenses, were used to pay a dividend to Party City Holdco, which then paid a dividend to its shareholders. The total amount of the dividend was $338,015. No cash dividends were paid to Party City Holdco by its subsidiaries during the other periods included in these financial statements.

SCHEDULE II

PARTY CITY HOLDCO INC.

VALUATION AND QUALIFYING ACCOUNTS

The Years Ended December 31, 2015, December 31, 2014, and December 31, 2013

(Dollars in thousands)

	Beginning Balance	Write-Offs	Additions	Ending Balance
Allowance for Doubtful Accounts:
For the year ended December 31, 2013	706	423	1,079	1,362
For the year ended December 31, 2014	1,362	256	1,783	2,889
For the year ended December 31, 2015	2,889	769	223	2,343

Sales Returns and Allowances:
For the year ended December 31, 2013	371	81,692	81,647	326
For the year ended December 31, 2014	326	83,750	83,950	526
For the year ended December 31, 2015	526	78,219	78,348	655

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

Set forth below is certain information about our executive officers. Ages are as of February 29, 2016.

Gerald C. Rittenberg, age 63, became our Executive Chairman in January 2014. From 1997 until January 2014, Mr. Rittenberg served as our Chief Executive Officer. From May 1997 until December 1997, Mr. Rittenberg served as acting Chairman of the Board. From October 1996 until May 1997, Mr. Rittenberg served as our President. Mr. Rittenberg’s extensive experience in the decorated party goods industry, his lengthy tenure and his prior experience as our Chief Executive Officer make him a valuable asset to our management and our board of directors.

James M. Harrison, age 64, became our Chief Executive Officer in January 2014. Mr. Harrison served as our President from December 1997 until January 2015. From March 2002 to July 2012, Mr. Harrison served as our Chief Operating Officer. From February 1997 to March 2002, Mr. Harrison also served as our Chief Financial Officer and Treasurer. From February 1997 to December 1997, Mr. Harrison served as our Secretary. Mr. Harrison’s extensive experience in the decorated party goods industry, his lengthy tenure and his role as our Chief Executive Officer make him a valuable asset to our management and our board of directors.

Michael A. Correale, age 58, became our Chief Financial Officer in March 2002. Prior to that time, Mr. Correale served as our Vice President — Finance, from May 1997 to March 2002. Prior to joining the Company, Mr. Correale was the Director of Financial Reporting for Ultramar Corporation and also worked for Ernst & Young LLP.

Gregg A. Melnick, age 46, became our President in January 2015 and became President of Party City Holdings Inc. in October 2014. From March 2011 to September 2014, Mr. Melnick was President of the Party City Retail Group. From May 2010 to February 2011, Mr. Melnick was President of Party City Corporation. Previously, he was Chief Operating Officer from October 2007 to April 2010 and Chief Financial Officer of Party City Corporation from September 2004 to September 2007.

The remaining information required by this item will be set forth in our proxy statement for our 2016 Annual Meeting of shareholders (to be filed within 120 days after December 31, 2015) (the “Proxy Statement”), and is incorporated herein by reference.

Item 11.	Executive Compensation

Information required by this item will be set forth in our Proxy Statement, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be set forth in our Proxy Statement, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Party Transactions and Director Independence

Information required by this item will be set forth in our Proxy Statement, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information required by this item will be set forth in our Proxy Statement, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this report.

1.	Financial Statements. The financial statements are set forth under Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

2.	Financial Statement Schedules. Schedule I, Condensed Financial Information of Registrant, and Schedule II, Valuation and Qualifying Accounts, is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the financial statements and notes thereto contained in Item 8, “Financial Statements and Supplementary Data.”

All other financial statements and financial statement schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instruction, are not material or are not applicable and, therefore, have been omitted.

3.	Exhibits.

Exhibit Index

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated June 4, 2012, by and among Party City Holdings Inc., PC Merger Sub, Inc., Party City Holdco Inc. (formerly PC Topco Holdings, Inc.) and the Stockholders’ Representatives party thereto (incorporated by reference to Exhibit 2.1 to Party City Holdings Inc.’s Registration Statement on Form S-4 dated June 21, 2013)

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Party City Holdco Inc.’s Form 8-K dated April 21, 2015)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Party City Holdco Inc.’s Form 8-K dated April 21, 2015)

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to Party City Holdco Inc.’s Registration Statement on Form S-1 dated March 26, 2015)

4.2	Indenture, dated as of August 19, 2015, among Party City Holdings Inc., as Issuer, and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2015)

4.3	First Supplemental Indenture, dated as of August 19, 2015, among the Guarantors named therein and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.2 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2015)

4.4	Form of 6.125% Senior Notes due 2023 (incorporated by reference to Exhibit 4.3 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2015)

4.5	Form of Amended and Restated Stockholders Agreement among Party City Holdco Inc., THL PC Topco, L.P., Advent-Party City Acquisition Limited Partnership and certain other stockholders of Party City Holdco Inc. (incorporated by reference to Exhibit 4.2 to Party City Holdco Inc.’s Form 8-K dated April 21, 2015)

Exhibit Number	Description

4.6	Form of Amended and Restated Registration Rights Agreement among Party City Holdco Inc., THL PC Topco, L.P., Advent-Party City Acquisition Limited Partnership and certain other stockholders of Party City Holdco Inc. (incorporated by reference to Exhibit 4.1 to Party City Holdco Inc.’s Form 8-K dated April 21, 2015)

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to Party City Holdco Inc.’s Registration Statement on Form S-1 dated March 26, 2015)

10.2†	Employment Agreement between Party City Holdings Inc., Party City Holdco. Inc. and Gerald C. Rittenberg, dated December 30, 2014 (incorporated by reference to Exhibit 10.3 to Party City Holdco Inc.’s Registration Statement on Form S-1 dated February 13, 2015)

10.3†	Employment Agreement between Party City Holdings Inc., Party City Holdco. Inc. and James M. Harrison, dated December 30, 2014 (incorporated by reference to Exhibit 10.4 to Party City Holdco Inc.’s Registration Statement on Form S-1 dated February 13, 2015)

10.4†	Employment Agreement between Party City Holdings Inc., Party City Holdco. Inc. and Michael Correale, dated March 24, 2015 (incorporated by reference to Exhibit 10.5 to Party City Holdco Inc.’s Registration Statement on Form S-1 dated March 26, 2015)

10.5	Term Loan Credit Agreement, dated as of August 19, 2015, among PC Intermediate Holdings, Inc., Party City Holdings Inc., Party City Corporation, the subsidiaries of the borrowers from time to time party thereto, the financial institutions party thereto, as the Lenders, and Deutsche Bank AG New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2015)

10.6	Pledge and Security Agreement, dated as of August 19, 2015, among Party City Holdings Inc., Party City Corporation, PC Intermediate Holdings, Inc., the Subsidiary Parties from time to time party thereto and Deutsche Bank AG New York Branch, in its capacity as administrative agent and collateral agent for the lenders party to the Term Loan Credit Agreement (incorporated by reference to Exhibit 10.2 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2015)

10.7	ABL Credit Agreement, dated as of August 19, 2015, among PC Intermediate Holdings, Inc., Party City Holdings Inc., Party City Corporation, the subsidiaries of the borrowers from time to time party thereto, the financial institutions party thereto, as the Lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2015)

10.8	Pledge and Security Agreement, dated as of August 19, 2015, among Party City Holdings Inc., Party City Corporation, PC Intermediate Holdings, Inc., the Subsidiary Parties from time to time party thereto and JPMorgan Chase Bank, N.A., in its capacity as administrative agent and collateral agent for the lenders party to the ABL Credit Agreement (incorporated by reference to Exhibit 10.4 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2015)

10.9	Intercreditor Agreement, dated as of August 19, 2015, among PC Intermediate Holdings, Inc., Party City Holdings Inc., Party City Corporation, the other Grantors from time to time party thereto, JPMorgan Chase Bank, N.A., as ABL Facility Agent, and Deutsche Bank AG New York Branch, as Term Loan Agent (incorporated by reference to Exhibit 10.5 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2015)

10.10†	Party City Holdco Amended and Restated 2012 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to Party City Holdco Inc.’s Registration Statement on Form S-1 dated April 6, 2015)

Exhibit Number	Description

10.11†	Employment Agreement between Party City Holdings Inc., Party City Holdco Inc. and Gregg A. Melnick, dated December 30, 2014 (incorporated by reference to Exhibit 10.3 to Party City Holdco Inc.’s Registration Statement on Form S-1 dated February 13, 2015)

10.12†	Party City Holdco Inc. Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.21 to Party City Holdco Inc.’s Registration Statement on Form S-1 dated March 26, 2015)

10.13†	Party City Holdco Inc. Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.22 to Party City Holdco Inc.’s Registration Statement on Form S-1 dated March 26, 2015)

10.14†	Form of Nonqualified Stock Option Award Agreement (Non-Employee Directors) under the Party City Holdco Inc. Amended and Restated 2012 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.23 to Party City Holdco Inc.’s Registration Statement on Form S-1 dated March 26, 2015)

10.15†	Form of Nonqualified Stock Option Award Agreement (Employees) under the Party City Holdco Inc. Amended and Restated 2012 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.24 to Party City Holdco Inc.’s Registration Statement on Form S-1 dated March 26, 2015)

21.1*	List of Subsidiaries of Party City Holdco Inc.

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2015 and December 31, 2014; (ii) the Consolidated Statements of Income and Comprehensive (Loss) Income for the years ended December 31, 2015, 2014 and 2013; (iii) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; and (v) the Notes to the Consolidated Financial Statements.

†	Management contract of compensatory plan or arrangement
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARTY CITY HOLDCO INC.
By:	/s/ Michael A. Correale
Michael A. Correale
Chief Financial Officer

Date: March 11, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James M. Harrison James M. Harrison	Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2016

/s/ Michael A. Correale Michael A. Correale	Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)	March 11, 2016

/s/ Gerald C. Rittenberg Gerald C. Rittenberg	Executive Chairman and Director	March 11, 2016

/s/ Todd M. Abbrecht Todd M. Abbrecht	Director	March 11, 2016

/s/ Jefferson M. Case Jefferson M. Case	Director	March 11, 2016

/s/ Steven J. Collins Steven J. Collins	Director	March 11, 2016

/s/ William S. Creekmuir William S. Creekmuir	Director	March 11, 2016

/s/ Uttam K. Jain Uttam K. Jain	Director	March 11, 2016

/s/ Lisa K. Klinger Lisa K. Klinger	Director	March 11, 2016

/s/ Norman S. Matthews Norman S. Matthews	Director	March 11, 2016

Signature	Title	Date

/s/ Lawrence P. Molloy Lawrence P. Molloy	Director	March 11, 2016

/s/ Joshua M. Nelson Joshua M. Nelson	Director	March 11, 2016

/s/ Morry Weiss Morry Weiss	Director	March 11, 2016