Form 10-Q
period 2016-03-31
Party City Holdco Inc.
filed 2016-05-13
CIK 1592058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 13, 2016, 119,318,854 shares of the Registrant’s common stock were outstanding.

PARTY CITY HOLDCO INC.

Form 10-Q

March  31, 2016

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2016	December 31, 2015
	(Note 2) (Unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$33,157	$42,919
Accounts receivable, net	116,512	132,287
Inventories, net	585,858	564,259
Prepaid expenses and other current assets	56,533	50,450

Total current assets	792,060	789,915
Property, plant and equipment, net	278,201	272,420
Goodwill	1,584,023	1,562,515
Trade names	568,342	568,712
Other intangible assets, net	85,039	89,157
Other assets, net	6,783	9,684

Total assets	$3,314,448	$3,292,403

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$181,094	$126,136
Accounts payable	97,314	111,616
Accrued expenses	134,531	146,319
Income taxes payable	0	8,504
Current portion of long-term obligations	14,499	14,552

Total current liabilities	427,438	407,127
Long-term obligations, excluding current portion	1,643,738	1,646,121
Deferred income tax liabilities	276,247	276,667
Deferred rent and other long-term liabilities	51,147	49,471

Total liabilities	2,398,570	2,379,386
Commitments and contingencies
Stockholders’ equity:
Common stock (119,318,854 and 119,258,374 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively)	1,193	1,193
Additional paid-in capital	905,747	904,425
Retained earnings	39,795	40,189
Accumulated other comprehensive loss	(30,857)	(32,790)

Total stockholders’ equity	915,878	913,017

Total liabilities and stockholders’ equity	$3,314,448	$3,292,403

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2016	2015
Revenues:
Net sales	$454,286	$458,195
Royalties and franchise fees	3,454	3,910

Total revenues	457,740	462,105
Expenses:
Cost of sales	287,767	294,274
Wholesale selling expenses	15,842	17,125
Retail operating expenses	86,709	80,314
Franchise expenses	3,563	3,459
General and administrative expenses	38,926	37,652
Art and development costs	5,377	5,277

Total expenses	438,184	438,101

Income from operations	19,556	24,004
Interest expense, net	22,652	38,479
Other income, net	(2,978)	(1,421)

Loss before income taxes	(118)	(13,054)
Income tax expense (benefit)	276	(4,529)

Net loss	$(394)	$(8,525)

Comprehensive income (loss)	$1,539	$(20,852)
Net loss per common share – Basic	$(0.00)	$(0.09)
Net loss per common share – Diluted	$(0.00)	$(0.09)
Weighted-average number of common shares – Basic	119,291,974	94,096,525
Weighted-average number of common shares – Diluted	119,291,974	94,096,525
Dividends declared per share	$0.00	$0.00

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2015	119,258,374	$1,193	$904,425	$40,189	$(32,790)	$913,017
Net loss				(394)		(394)
Equity based compensation			948			948
Excess tax benefit from stock options			52			52
Exercise of stock options	60,480		322			322
Foreign currency adjustments					2,650	2,650
Impact of foreign exchange contracts, net of taxes					(717)	(717)

Balance at March 31, 2016	119,318,854	$1,193	$905,747	$39,795	$(30,857)	$915,878

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows used in operating activities:
Net loss	$(394)	$(8,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	20,889	20,151
Amortization of deferred financing costs and original issuance discounts	1,274	3,074
Provision for doubtful accounts	160	682
Deferred income tax (benefit) expense	(433)	258
Deferred rent	1,983	1,405
Undistributed loss (gain) in unconsolidated joint venture	147	(91)
Loss (gain) on sale of assets	17	(2,660)
Equity based compensation	948	396
Changes in operating assets and liabilities, net of effects of acquired businesses:
Decrease in accounts receivable	17,628	13,811
(Increase) decrease in inventories	(6,848)	4,280
Increase in prepaid expenses and other current assets	(2,794)	(780)
Decrease in accounts payable, accrued expenses and income taxes payable	(45,233)	(123,122)

Net cash used in operating activities	(12,656)	(91,121)
Cash flows used in investing activities:
Cash paid in connection with acquisitions, net of cash acquired	(28,700)	(8,253)
Capital expenditures	(19,535)	(12,715)
Proceeds from disposal of property and equipment	0	11

Net cash used in investing activities	(48,235)	(20,957)
Cash flows provided by financing activities:
Repayment of loans, notes payable and long-term obligations	(17,652)	(27,431)
Proceeds from loans, notes payable and long-term obligations	68,041	133,100
Cash held in escrow in connection with acquisitions	0	(3,832)
Excess tax benefit from stock options	52	0
Exercise of stock options	322	0
Debt issuance costs	(44)	0

Net cash provided by financing activities	50,719	101,837
Effect of exchange rate changes on cash and cash equivalents	410	(1,134)

Net decrease in cash and cash equivalents	(9,762)	(11,375)
Cash and cash equivalents at beginning of period	42,919	47,214

Cash and cash equivalents at end of period	$33,157	$35,839

Supplemental disclosure of cash flow information:
Cash paid during the period
Interest	$26,731	$58,791
Income taxes, net of refunds	$9,368	$32,471

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share)

Note 1 – Description of Business

Party City Holdco Inc. (the “Company” or “Party City Holdco”) is a vertically integrated supplier of decorated party goods. The Company designs, manufactures, sources and distributes party goods, including paper and plastic tableware, metallic and latex balloons, Halloween and other costumes, accessories, novelties, gifts and stationery throughout the world. The Company’s retail operations include over 900 specialty retail party supply stores (including approximately 180 franchise stores) in the United States and Canada operating under the names Party City and Halloween City, and e-commerce websites, principally through the domain name PartyCity.com. Party City Holdco franchises both individual stores and franchise areas throughout the United States, Mexico and Puerto Rico, principally under the name Party City.

Party City Holdco is a holding company with no operating assets or operations. The Company owns 100% of PC Nextco Holdings, LLC (“PC Nextco”), which owns 100% of PC Intermediate Holdings, Inc. (“PC Intermediate”). PC Intermediate owns 100% of Party City Holdings Inc. (“PCHI”), which owns the Company’s operating subsidiaries.

During January 2016, the Company acquired 19 franchise stores located in Arizona and New Mexico for total consideration of approximately $27,500, of which approximately $4,000 will be paid during the three months ended June 30, 2016. Additionally, during March 2016, the Company acquired Festival S.A., a manufacturer of costumes and accessories, for approximately $5,000.

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

Operating results for interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2016. Our business is subject to substantial seasonal variations as our retail segment has realized a significant portion of its net sales, cash flows and net income in the fourth quarter of each year, principally due to its Halloween season sales in October and, to a lesser extent, other year-end holiday sales. We expect that this general pattern will continue. Our results of operations may also be affected by industry factors that may be specific to a particular period such as movement in and the general level of raw material costs. For further information see the consolidated financial statements, and notes thereto, included in the Company’s Form 10-K for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 11, 2016.

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting”. The pronouncement simplifies several aspects of the accounting for share-based payment transactions. The update is effective for the Company during the first quarter of 2017. The Company is in the process of evaluating the impact of the pronouncement on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases”. The ASU requires that companies recognize on their balance sheets assets and liabilities for the rights and obligations created by the companies’ leases. The update is effective for the Company during the first quarter of 2019. The Company is in the process of evaluating the impact of the pronouncement on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”. The update impacts the accounting for equity investments and the recognition of changes in fair value of financial liabilities when the fair value option is elected. The pronouncement will be effective for the Company during the first quarter of 2018. Although the Company continues to review this pronouncement, it does not believe that it will have a material impact on the Company’s consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments”. The update requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The Company adopted the update during the three months ended March 31, 2016 and such adoption did not have a material impact on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Inventory: Simplifying the Measurement of Inventory”. The update changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. The pronouncement will be effective for the Company during the first quarter of 2017. The Company is in the process of evaluating the impact of the pronouncement on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, “Intangibles — Goodwill and Other — Internal-Use Software: Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”. The update amended the guidance on internal use software to clarify how customers in cloud computing arrangements should determine whether the arrangements include software licenses. The Company adopted the update during the three months ended March 31, 2016 and such adoption did not have a material impact on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, “Compensation — Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The update clarifies that a performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition. The Company adopted the update during the three months ended March 31, 2016 and such adoption did not have a material impact on the Company’s consolidated financial statements.

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

Note 3 – Inventories

Inventories consisted of the following:

	March 31, 2016	December 31, 2015
Finished goods	$552,010	$532,606
Raw materials	24,121	21,278
Work in process	9,727	10,375

	$585,858	$564,259

Inventories are valued at the lower of cost or market. The Company principally determines the cost of inventory using the weighted average method.

The Company estimates retail inventory shortage for the periods between physical inventory dates on a store-by-store basis. Inventory shrinkage estimates can be affected by changes in merchandise mix and changes in actual shortage trends. The shrinkage rate from the most recent physical inventory, in combination with historical experience, is the basis for estimating shrinkage.

Note 4 – Income Taxes

The income tax expense for the three months ended March 31, 2016 was determined based upon the Company’s estimated consolidated effective income tax rate for the year ending December 31, 2016. The difference between the estimated consolidated effective income tax rate for the year ending December 31, 2016 and the U.S. federal statutory rate is primarily attributable to unrecognized foreign tax credits and state income taxes, partially offset by a foreign rate differential and available domestic manufacturing deductions.

Note 5 – Changes in Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss consisted of the following:

	Three Months Ended March 31, 2016
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at December 31, 2015	$(33,401)	$611	$(32,790)
Other comprehensive income (loss) before reclassifications, net of income tax	2,650	(514)	2,136
Amounts reclassified from accumulated other comprehensive loss to the condensed consolidated statement of operations and comprehensive income, net of income tax	0	(203)	(203)

Net current-period other comprehensive income (loss)	2,650	(717)	1,933

Balance at March 31, 2016	$(30,751)	$(106)	$(30,857)

	Three Months Ended March 31, 2015
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at December 31, 2014	$(12,969)	$234	$(12,735)
Other comprehensive (loss) income before reclassifications, net of income tax	(13,359)	1,198	(12,161)
Amounts reclassified from accumulated other comprehensive loss to the condensed consolidated statement of operations and comprehensive loss, net of income tax	0	(166)	(166)

Net current-period other comprehensive (loss) income	(13,359)	1,032	(12,327)

Balance at March 31, 2015	$(26,328)	$1,266	$(25,062)

Note 6 – Capital Stock

At March 31, 2016, the Company’s authorized capital stock consisted of 300,000,000 shares of $0.01 par value common stock.

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

The Company’s industry segment data for the three months ended March 31, 2016 and March 31, 2015 was as follows:

	Wholesale	Retail	Consolidated
Three Months Ended March 31, 2016
Revenues:
Net sales	$259,821	$319,556	$579,377
Royalties and franchise fees	0	3,454	3,454

Total revenues	259,821	323,010	582,831
Eliminations	(125,091)	0	(125,091)

Net revenues	$134,730	$323,010	$457,740

Income from operations	$13,507	$6,049	$19,556

Interest expense, net			22,652
Other income, net			(2,978)

Loss before income taxes			$(118)

	Wholesale	Retail	Consolidated
Three Months Ended March 31, 2015
Revenues:
Net sales	$250,716	$313,272	$563,988
Royalties and franchise fees	0	3,910	3,910

Total revenues	250,716	317,182	567,898
Eliminations	(105,793)	0	(105,793)

Net revenues	$144,923	$317,182	$462,105

Income from operations	$12,669	$11,335	$24,004

Interest expense, net			38,479
Other income, net			(1,421)

Loss before income taxes			$(13,054)

Note 8 – Commitments and Contingencies

The Company is a party to certain claims and litigation in the ordinary course of business. The Company does not believe these proceedings will result, individually or in the aggregate, in a material adverse effect on its financial condition or future results of operations.

On November 18, 2015, a putative class action complaint was filed in the U.S. District Court for the Southern District of New York, naming Party City Holdco Inc. and certain executives as defendants. An Amended Complaint was filed on April 25, 2016, which named additional defendants. The Amended Complaint alleges violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 in connection with public filings related to the Company’s April 2015 initial public offering (“IPO”). The plaintiff seeks to represent a class of shareholders who purchased stock in the initial public offering or who can trace their shares to that offering. The complaint seeks unspecified damages and costs. The Company intends to vigorously defend itself against this action. The Company is unable, at this time, to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition or cash flows.

On April 5, 2016, a derivative complaint was filed in the Supreme Court for the State of New York, naming certain directors and executives as defendants, and naming the Company as a nominal defendant. The complaint seeks unspecified damages and costs, and corporate governance reforms, for alleged injury to the Company in connection with public filings related to the Company’s April 2015 IPO, compensation paid to executives, and the termination of the management agreement disclosed in the IPO-related public filings. The Company intends to vigorously defend itself against this action. The Company is unable, at this time, to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition or cash flows.

Note 9 – Derivative Financial Instruments

The Company is directly and indirectly affected by changes in certain market conditions. These changes in market conditions may adversely impact the Company’s financial performance and are referred to as market risks. The Company, when deemed appropriate, uses derivatives as a risk management tool to mitigate the potential impact of certain market risks. The primary market risk managed through the use of derivative financial instruments is foreign currency exchange rate risk.

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

The foreign currency exchange contracts are reflected in the condensed consolidated balance sheets at fair value. The fair value of the foreign currency exchange contracts is the estimated amount that the counterparties would receive or pay to terminate the foreign currency exchange contracts at the reporting date, taking into account current foreign exchange spot rates. At March 31, 2016 and December 31, 2015, the Company had certain foreign currency exchange contracts that qualified for hedge accounting. No components of these agreements were excluded in the measurement of hedge effectiveness. As these hedges were 100% effective, there was no impact on earnings due to hedge ineffectiveness. The Company anticipates that substantially all unrealized gains and losses in accumulated other comprehensive loss related to these foreign currency exchange contracts will be reclassified into earnings by March 2018.

The following table displays the fair values of the Company’s derivatives at March 31, 2016 and December 31, 2015:

	Derivative Assets				Derivative Liabilities
	Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value
Derivative Instrument	March 31, 2016		December 31, 2015		March 31, 2016		December 31, 2015
Foreign Exchange Contracts	(a) PP	$420	(a) PP	$773	(b) AE	$756	(b) AE	$391

(a)	PP = Prepaid expenses and other current assets
(b)	AE = Accrued expenses

The following table displays the notional amounts of the Company’s derivatives at March 31, 2016 and December 31, 2015:

Derivative Instrument	March 31, 2016	December 31, 2015
Foreign Exchange Contracts	$28,271	$23,028

Note 10 – Fair Value Measurements

The provisions of FASB ASC Topic 820, “Fair Value Measurement”, define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The following table shows assets and liabilities as of March 31, 2016 that are measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total as of March 31, 2016
Derivative assets	$0	$420	$0	$420
Derivative liabilities	0	756	0	756

The following table shows assets and liabilities as of December 31, 2015 that are measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total as of December 31, 2015
Derivative assets	$0	$773	$0	$773
Derivative liabilities	0	391	0	391

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record other assets and liabilities at fair value on a nonrecurring basis, generally as a result of impairment charges.

The carrying amounts for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximated fair value at March 31, 2016 because of the short-term maturities of the instruments and/or their variable rates of interest.

The carrying amount and fair value of the Company’s borrowings under its $1,340,000 senior secured term loan facility (“Term Loan Credit Agreement”) and its $350,000 of 6.125% senior notes (“Senior Notes”) are as follows:

	March 31, 2016
	Carrying Amount	Fair Value
Term Loan Credit Agreement	$1,312,006	$1,324,967
Senior Notes	343,927	360,500

The fair values of the Term Loan Credit Agreement and the Senior Notes represent Level 2 fair value measurements as the debt instruments trade in inactive markets.

The carrying amounts for other long-term debt approximated fair value at March 31, 2016 based on the discounted future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturity.

Note 11 – Earnings Per Share

Basic earnings per share are computed by dividing net income available for common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated based on the weighted average number of outstanding common shares plus the dilutive effect of stock options as if they were exercised.

A reconciliation between basic and diluted income (loss) per share is as follows:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Net loss	$(394)	$(8,525)
Weighted average shares – Basic	119,291,974	94,096,525
Effect of dilutive securities:
Stock options	0	0

Weighted average shares – Diluted	119,291,974	94,096,525

Net loss per common share – Basic	$(0.00)	$(0.09)

Net loss per common share – Diluted	$(0.00)	$(0.09)

During the three months ended March 31, 2016 and March 31, 2015, 4,404,404 stock options and 2,559,200 stock options, respectively, were excluded from the calculation of net loss per common share — diluted as they were anti-dilutive.

Note 12 – Long-Term Obligations

Long-term obligations at March 31, 2016 and December 31, 2015 consisted of the following:

	March 31, 2016	December 31, 2015
Term Loan Credit Agreement	$1,312,006	$1,314,538
Capital lease obligations	2,304	2,414
Senior Notes	343,927	343,721

Total long-term obligations	1,658,237	1,660,673
Less: current portion	(14,499)	(14,552)

Long-term obligations, excluding current portion	$1,643,738	$1,646,121

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

How We Assess the Performance of Our Company

In assessing the performance of our company, we consider a variety of performance and financial measures for our two operating segments, Retail and Wholesale. These key measures include revenues and gross profit, comparable retail same-store sales and operating expenses. We also review other metrics such as adjusted EBITDA, adjusted net income (loss) and adjusted net income (loss) per common share — diluted. For a discussion of our use of these measures and a reconciliation of net income (loss) to adjusted EBITDA and income (loss) before income taxes to adjusted net income (loss), please see below.

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

Financial Measures

Revenues. Revenues from retail store operations are recognized at point of sale. We estimate future retail sales returns and record a provision in the period in which the related sales are recorded based on historical information. E-commerce sales are recorded on a free-on-board (“FOB”) destination basis and include shipping revenues. Retail sales are reported net of taxes collected. Franchise royalties are recognized based on reported franchise retail sales. Additionally, fees paid by franchisees when franchise stores are opened are recognized upon the completion of the Company’s performance requirements and the opening of the franchise store.

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

Adjusted EBITDA. We define EBITDA as net income (loss) before interest expense, net, income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance. We caution investors that amounts presented in accordance with our definition of Adjusted EBITDA may not be comparable to similar measures disclosed by other issuers, because not all issuers and analysts calculate Adjusted EBITDA in the same manner. We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Adjusted EBITDA: (i) as a factor in determining incentive compensation, (ii) to evaluate the effectiveness of our business strategies, and (iii) because the credit facility uses Adjusted EBITDA to measure compliance with certain covenants.

Adjusted Net Income (Loss). Adjusted net income represents our net income (loss), adjusted for, among other items, intangible asset amortization, non-cash purchase accounting adjustments, amortization of deferred financing costs and original issue discount, refinancing charges, equity based compensation and impairment charges. We present adjusted net income because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance.

Adjusted Net Income (Loss) Per Common Share — Diluted. Adjusted net income per common share — diluted represents adjusted net income (loss) divided by the Company’s diluted weighted average common shares outstanding. We present the metric because we believe it assists investors and analysts in comparing our per share performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance.

Results of Operations

Three Months Ended March 31, 2016 Compared To Three Months Ended March 31, 2015

The following table sets forth the Company’s operating results and operating results as a percentage of total revenues for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016		2015
	(Dollars in thousands)
Revenues:
Net sales	$454,286	99.2%	$458,195	99.2%
Royalties and franchise fees	3,454	0.8	3,910	0.8

Total revenues	457,740	100.0	462,105	100.0
Expenses:
Cost of sales	287,767	62.9	294,274	63.7
Wholesale selling expenses	15,842	3.5	17,125	3.7
Retail operating expenses	86,709	18.9	80,314	17.4
Franchise expenses	3,563	0.8	3,459	0.8
General and administrative expenses	38,926	8.5	37,652	8.1
Art and development costs	5,377	1.2	5,277	1.1

Total expenses	438,184	95.7	438,101	94.8

Income from operations	19,556	4.3	24,004	5.2
Interest expense, net	22,652	4.9	38,479	8.3
Other income, net	(2,978)	(0.7)	(1,421)	(0.3)

Loss before income taxes	(118)	(0.0)	(13,054)	(2.8)
Income tax expense (benefit)	276	0.1	(4,529)	(1.0)

Net loss	$(394)	(0.1)%	$(8,525)	(1.8)%

Net loss per common share – Basic and Diluted	$(0.00)		$(0.09)

Revenues

Total revenues for the first quarter of 2016 were $457.7 million and were $4.4 million, or 0.9%, lower than the first quarter of 2015. The following table sets forth the Company’s total revenues for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016		2015
	Dollars in Thousands	Percentage of Total Revenues	Dollars in Thousands	Percentage of Total Revenues
Net Sales:
Wholesale	$259,821	56.8%	$250,716	54.3%
Eliminations	(125,091)	(27.3)%	(105,793)	(22.9)%

Net wholesale	134,730	29.4%	144,923	31.4%
Retail	319,556	69.8%	313,272	67.8%

Total net sales	454,286	99.2%	458,195	99.2%
Royalties and franchise fees	3,454	0.8%	3,910	0.8%

Total revenues	$457,740	100.0%	$462,105	100.0%

Retail

Retail net sales during the first quarter of 2016 were $319.6 million and increased $6.3 million, or 2.0%, compared to the first quarter of 2015. Retail net sales at our Party City stores totaled $287.3 million and were $4.9 million, or 1.7%, higher than the first quarter of 2015 due to increased store count. During the twelve months ended March 31, 2016, we acquired 23 franchise stores, opened 26 new stores and closed 11 stores. The increased store count was partially offset by an overall decrease in same-store sales, discussed below, and foreign currency translation. As a result of the strengthening of the U.S. Dollar in comparison to the Canadian Dollar, sales at our Canadian retail operations were negatively impacted by $1.6 million. Global retail e-commerce sales totaled $32.3 million during the three months ended March 31, 2016 and were $1.4 million, or 4.5%, higher than the three months ended March 31, 2015 due to positive same-store sales (see below). Global retail e-commerce sales were negatively impacted by $0.4 million due to the strengthening of the U.S. Dollar in comparison to the British Pound Sterling.

Same-store sales for the Party City brand (including North American retail e-commerce sales and sales at acquired stores, to the extent that the stores were converted to the Party City format and included in our sales for the comparable period of the prior year) decreased by 1.5% during the first quarter of 2016 due to a 2.1% decrease in transaction count, which was partially offset by a 0.6% increase in average transaction dollar size. Excluding the impact of e-commerce, same-store sales decreased by 2.5% as a 2.6% decrease in transaction count was slightly offset by a 0.1% increase in average transaction dollar size. Same store sales in the first quarter of 2016 were negatively impacted by Easter Sunday (a day on which stores are closed) shifting from the second quarter of 2015 to the first quarter of 2016; as well as strong Frozen sales during the first quarter of 2015. The North American retail e-commerce sales included in our same store sales for the Party City brand comp increased by 10.4%, as a 12.2% increase in transaction count was partially offset by a 1.8% decrease in average transaction dollar size. The increase in e-commerce transaction count was principally due to expanded digital marketing, increased promotional activity and expanded product assortment being partially offset by strong Frozen sales during the first quarter of 2015. Same-store sales percentages were not affected by foreign currency as such percentages are calculated in local currency.

Wholesale

Wholesale net sales during the first quarter of 2016 totaled $134.7 million and were $10.2 million, or 7.0%, lower than during the first quarter of 2015. Net sales to domestic party goods retailers and distributors, including our franchisee network, totaled $65.6 million and were $8.1 million, or 11.0%, lower than in the first quarter of 2015. The decrease was partially due to our acquisition of 23 franchise stores during December 2015 and January 2016, as post-acquisition sales to such stores ($5 million during the first quarter of 2016) are now eliminated as intercompany sales. The decrease was also partially due to lower gift product sales ($4 million impact) and Frozen product sales. The decrease in gift product sales principally reflects the de-emphasis and reorganization of our low-margin Grasslands Road gift division. Net sales of metallic balloons to domestic distributors, other domestic retailers and our franchisee network totaled $20.1 million in the first quarter of 2016 and were $2.7 million, or 11.8%, lower than the first quarter of 2015 as certain Valentine’s Day sales shifted into December 2015 (the corresponding sales for the previous Valentine’s Day occurred in January 2015). Our international sales (including certain import sales into the U.S. and our U.S. export sales) totaled $49.0 million and were $0.6 million, or 1.2%, higher than the first quarter of 2015, despite a $2.4 million negative impact from foreign currency translation during the first quarter of 2016. International sales increased versus the corresponding quarter in 2015 primarily due to the success of a new store-in-store program with a mass merchandiser in Australia.

Intercompany sales to our retail affiliates totaled $125.1 million during the first quarter of 2016 and were $19.3 million, or 18.2%, higher than the corresponding quarter of 2015. Intercompany sales represented 48.1% of total wholesale sales during the first quarter of 2016, compared to 42.2% during the corresponding quarter of 2015. The increase in intercompany sales was principally due to the timing of shipments of summer/luau product, increased shipments of solid colored and graduation product, the impact of the higher store count (as discussed above) and the increasing share of shelf (as discussed below). The intercompany sales of our wholesale segment are eliminated against the intercompany purchases of our retail segment in the consolidated financial statements.

Royalties and franchise fees

Royalties and franchise fees for the first quarter of 2016 were $3.5 million and were $0.5 million lower than the first quarter of 2015 principally due to the acquisition of 23 franchise stores during December 2015 and January 2016.

Gross Profit

Our total gross profit on net sales during the first quarter of 2016 was 36.7%, compared to 35.8% during the first quarter of 2015. On July 27, 2012, PC Merger Sub, Inc. (“Merger Sub”), which was our wholly-owned indirect subsidiary, merged into Party City Holdings Inc. (“PCHI”), with PCHI being the surviving entity (the “Transaction”). As a result of the Transaction, we applied the acquisition method of accounting and increased the value of certain intangible assets and property, plant and equipment. The impact of such adjustments on depreciation and amortization expense increased our cost of sales during the first quarters of 2016 and 2015 by $2.2 million and $3.0 million, respectively, and negatively impacted the corresponding gross profit margins by 50 basis points and 70 basis points, respectively.

The following table sets forth the Company’s gross profit for the three months ended March 31, 2016 and March 31, 2015.

	Three Months Ended March 31,
	2016		2015
	Dollars in Thousands	Percentage of Net Sales	Dollars in Thousands	Percentage of Net Sales
Retail	$124,026	38.8%	$119,476	38.1%
Wholesale	42,493	31.5	44,445	30.7

Total	$166,519	36.7%	$163,921	35.8%

The gross profit margin on net sales at retail during the first quarters of 2016 and 2015 was 38.8% and 38.1%, respectively. Our wholesale share of shelf at our Party City stores and our North American retail e-commerce operations (i.e., the percentage of our retail product cost of sales supplied by our wholesale operations) was 75.4%, versus 71.6% during the first quarter of 2015, helping to drive the growth in 2016 margin. This impact of increasing share of shelf was partially offset by higher occupancy costs and the impact of the strengthening of the U.S. Dollar on our international subsidiaries that purchase product denominated in U.S. Dollars and sell in local currency ($0.6 million impact). The purchase accounting adjustments to cost of sales negatively impacted retail’s gross profit percentage during the first quarters of 2016 and 2015 by 30 basis points and 50 basis points, respectively.

The gross profit on net sales at wholesale during the first quarters of 2016 and 2015 was 31.5% and 30.7%, respectively. The increase in margin was primarily driven by reduced product costs and favorable mix (including lower sales of licensed and gift product). These positive factors were partially offset by the strengthening of the U.S. Dollar and its unfavorable impact on certain of our international subsidiaries that purchase product denominated in U.S. Dollars and sell in local currency ($0.6 million impact). The purchase accounting adjustments to cost of sales negatively impacted wholesale’s gross profit percentage during the first quarters of 2016 and 2015 by 90 basis points and 110 basis points, respectively.

Operating expenses

Wholesale selling expenses were $15.8 million during the first quarter of 2016 and $17.1 million during the corresponding quarter of 2015. The decrease was principally due to approximately $1.2 million of cost savings associated with the reorganization of our gift sales group and the approximately $0.4 million impact of foreign currency translation at international subsidiaries. Wholesale selling expenses were 11.8% of net wholesale sales during the first quarters of 2016 and 2015.

Retail operating expenses during the first quarter of 2016 were $86.7 million and were $6.4 million, or 8.0%, higher than the first quarter of 2015. The increase was principally due to higher store payroll costs (driven by the higher store count), higher advertising costs and inflationary cost increases. Foreign currency translation at international subsidiaries reduced retail operating expenses by $0.5 million in comparison to the first quarter of 2015. Retail operating expenses were 27.1% and 25.6% of net retail sales during the first quarters of 2016 and 2015, respectively.

Franchise expenses during the first quarters of 2016 and 2015 were $3.6 million and $3.5 million, respectively.

General and administrative expenses during the first quarter of 2016 totaled $38.9 million and were $1.3 million, or 3.4%, higher than in the first quarter of 2015. The increase was principally due to inflationary cost increases, higher professional fees and slightly higher stock-based compensation expense. Such factors were partially offset by the cessation of management fees paid to our principal shareholders following our April 2015 initial public offering and the impact of foreign currency translation ($0.4 million). General and administrative expenses as a percentage of total revenues increased from 8.1% in 2015 to 8.5% in 2016.

Art and development costs were $5.4 million and $5.3 million during the first quarters of 2016 and 2015, respectively.

Interest expense, net

Interest expense, net, totaled $22.7 million during the first quarter of 2016, compared to $38.5 million during the first quarter of 2015. The decrease principally reflects the repayment of $350 million Senior PIK Toggle Notes, which were fully redeemed during the second quarter of 2015 with proceeds from the Company’s initial public offering, and the reduction in interest rates following the Company’s third quarter 2015 debt refinancing.

Other income, net

Other expense (income), net generally includes foreign currency (gains) losses, corporate development expenses and (gains) losses from unconsolidated joint ventures.

For the three months ended March 31, 2016, other income, net, totaled $3.0 million and principally related to foreign currency transaction gains. The foreign currency transaction gains primarily reflected a weaker U.S. dollar at March 31, 2016, compared to December 31, 2015, and the corresponding impact on the translation of the U.S. dollar-denominated payables of our foreign operations.

For the three months ended March 31, 2015, other income, net, totaled $1.4 million as a $2.7 million gain on the sale of certain assets of our U.S. Balloon business was partially offset by foreign currency transaction losses.

Income tax expense

The income tax expense for the three months ended March 31, 2016 was determined based upon the Company’s estimated consolidated effective income tax rate for the year ending December 31, 2016.

The difference between the estimated consolidated effective income tax rate for the year ending December 31, 2016, as determined as of March 31, 2016, and the U.S. federal statutory rate is primarily attributable to unrecognized foreign tax credits and state income taxes, partially offset by a foreign rate differential and available domestic manufacturing deductions.

Adjusted EBITDA, Adjusted Net Income and Adjusted Net Income per Common Share – Diluted

The Company presents adjusted EBITDA, adjusted net income and adjusted net income per common share — diluted as supplemental measures of our operating performance. The Company defines EBITDA as net income (loss) before interest expense, net, income taxes, depreciation and amortization and defines adjusted EBITDA as EBITDA, as further adjusted to eliminate the impact of certain items that the Company does not consider indicative of our ongoing operating performance. These further adjustments are itemized below. Adjusted net income represents the Company’s net income (loss) adjusted for, among other items, intangible asset amortization, non-cash purchase accounting adjustments, amortization of deferred financing costs and original issue discounts, refinancing charges, equity based compensation, and impairment charges. Adjusted net income per common share — diluted represents adjusted net income divided by diluted weighted average common shares outstanding. The Company presents these measures as supplemental measures of its performance. You are encouraged to evaluate these adjustments and the reasons the Company considers them appropriate for supplemental analysis. In evaluating the measures, you should be aware that in the future the Company may incur expenses that are the same as, or similar to, some of the adjustments in this presentation. The Company’s presentation of adjusted EBITDA and adjusted net income should not be construed as an inference that the Company’s future results will be unaffected by unusual or non-recurring items. The Company presents the measures because the Company believes they assist investors and analysts in comparing the Company’s performance across reporting periods on a consistent basis by excluding items that the Company does not believe are indicative of its core operating performance. In addition, the Company uses adjusted EBITDA: (i) as a factor in determining incentive compensation, (ii) to evaluate the effectiveness of its business strategies and (iii) because the credit facility uses adjusted EBITDA to measure compliance with certain covenants. The Company also believes that adjusted net income and adjusted net income per common share — diluted are helpful benchmarks to evaluate its operating performance.

Adjusted EBITDA, adjusted net income and adjusted net income per common share — diluted have limitations as analytical tools. Some of these limitations are:

•	they do not reflect the Company’s cash expenditures or future requirements for capital expenditures or contractual commitments;

•	they do not reflect changes in, or cash requirements for, the Company’s working capital needs;

•	adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on the Company’s indebtedness;

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and adjusted EBITDA and adjusted net income do not reflect any cash requirements for such replacements;

•	non-cash compensation is and will remain a key element of the Company’s overall long-term incentive compensation package, although the Company excludes it as an expense when evaluating its ongoing operating performance for a particular period;

•	they do not reflect the impact of certain cash charges resulting from matters the Company considers not to be indicative of its ongoing operations; and

•	other companies in the Company’s industry may calculate adjusted EBITDA, adjusted net income and adjusted net income per common share — diluted differently than the Company does, limiting its usefulness as a comparative measure.

Because of these limitations, adjusted EBITDA, adjusted net income and adjusted net income per common share — diluted should not be considered in isolation or as substitutes for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using adjusted EBITDA, adjusted net income and adjusted net income per common share — diluted only on a supplemental basis. The reconciliations from net income (loss) to each of adjusted EBITDA and adjusted net income (loss) for the periods presented are as follows:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
(Dollars in thousands)
Net loss	$(394)	$(8,525)
Interest expense, net	22,652	38,479
Income taxes	276	(4,529)
Depreciation and amortization	20,889	20,151

EBITDA	43,423	45,576
Non-cash purchase accounting adjustments	1,401	1,818
Management fee	—	930
Restructuring, retention and severance	67	640
Deferred rent	1,983	1,405
Closed store expense	1,420	261
Foreign currency (gains) losses, net	(3,164)	1,202
Equity based compensation	948	396
Undistributed loss (gain) in unconsolidated joint venture	147	(91)
Gain on sale of assets	—	(2,660)
Other	308	18

Adjusted EBITDA	$46,533	$49,495

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
(Dollars in thousands, except per share amounts)
Loss before income taxes	$(118)	$(13,054)
Intangible asset amortization	4,145	4,769
Non-cash purchase accounting adjustments (a)	1,956	2,658
Amortization of deferred financing costs and original issuance discounts	1,274	3,074
Management fee	—	930
Equity based compensation	948	396
Gain on sale of assets	—	(2,660)

Adjusted income (loss) before income taxes	8,205	(3,887)
Adjusted income tax expense (benefit) (b)	3,446	(1,000)

Adjusted net income (loss)	$4,759	$(2,887)

Adjusted net income (loss) per common share – diluted	$0.04	$(0.03)

Weighted-average number of common shares – diluted	120,141,598	94,096,525

(a)	As a result of the Transaction, the Company applied the acquisition method of accounting and increased the value of certain property, plant and equipment. The impact of such adjustments on depreciation expense increased the Company’s expenses. These property, plant and equipment depreciation amounts are included in “Non-cash purchase accounting adjustments” for purposes of calculating “adjusted net income,” but are excluded from “Non-cash purchase accounting adjustments” for purposes of calculating adjusted EBITDA since they are included in depreciation expense.
(b)	Represents the income tax expense/benefit using the rate in effect after considering the adjustments.

Liquidity

During the third quarter of 2015, the Company redeemed its $700 million of 8.875% senior notes and refinanced its existing $1,125 million senior secured term loan facility and $400 million asset-based revolving credit facility with new indebtedness consisting of: (i) a $1,340 million senior secured term loan facility (“Term Loan Credit Agreement”), (ii) a $540 million asset-based revolving credit facility (with a seasonal increase to $640 million during a certain period of each calendar year) (“ABL Facility”) and (iii) $350 million of 6.125% senior notes.

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

Cash Flow

Net cash used in operating activities totaled $12.7 million and $91.1 million during the three months ended March 31, 2016 and 2015, respectively. Net cash flows provided by operating activities before changes in operating assets and liabilities were $24.6 million during the first three months of 2016, compared to $14.7 million during 2015. Changes in operating assets and liabilities during the first three months of 2016 and 2015 resulted in the use of cash of $37.3 million and $105.8 million, respectively. The variance was principally due to lower interest and income tax payments in 2016. Interest payments decreased due to the redemption of $350 million PIK notes, which were fully redeemed during the second quarter of 2015 with proceeds from the Company’s initial public offering, and the reduction in interest rates following the Company’s third quarter 2015 debt refinancing (see above). Income tax payments were lower in 2016 as taxable income decreased in 2015 due to non-recurring payments related to the initial public offering and the debt refinancing.

Net cash used in investing activities totaled $48.2 million during the three months ended March 31, 2016, as compared to $21.0 million during the three months ended March 31, 2015. Investing activities during 2016 included $28.7 million paid in connection with the acquisitions of franchise stores and a costumes manufacturer. Capital expenditures during the three months ended March 31, 2016 and 2015 were $19.5 million and $12.7 million, respectively. Retail capital expenditures totaled $13.8 million during 2016 and principally related to store conversions and new stores. Wholesale capital expenditures totaled $5.7 million and primarily related to printing plates and dies, as well as machinery and equipment at the Company’s manufacturing operations.

Net cash provided by financing activities was $50.7 million during the three months ended March 31, 2016, as compared to $101.8 million during the corresponding period of 2015. Borrowings were lower during 2016 principally due to the lower interest and income tax payments (see above).

At March 31, 2016, the Company had approximately $297 million of availability under its ABL Facility, after considering borrowing base restrictions.

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

Cautionary Note Regarding Forward-Looking Statements

From time to time, including in this filing and, in particular, the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we make “forward-looking statements” within the meaning of federal and state securities laws. Disclosures that use words such as the company “believes,” “anticipates,” “expects,” “estimates,” “intends,” “will,” “may” or “plans” and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect our current expectations and are based upon data available to us at the time the statements were made. An example of a forward-looking statement is our belief that our cash generated from operating activities and availability under our credit facilities will be adequate to meet our liquidity needs for at least the next 12 months. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. These risks, as well as other risks and uncertainties, are detailed in the section titled “Risk Factors” included in our Annual Report on Form 10-K filed with the SEC on March 11, 2016. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. All forward-looking statements are qualified by these cautionary statements and are made only as of the date of this filing. Any such forward-looking statements, whether made in this filing or elsewhere, should be considered in context with the various disclosures made by us about our business. The following risks related to our business, among others, could cause actual results to differ materially from those described in the forward-looking statements:

•	our ability to compete effectively in a competitive industry;

•	fluctuations in commodity prices;

•	our ability to appropriately respond to changing merchandise trends and consumer preferences;

•	successful implementation of our store growth strategy;

•	decreases in our Halloween sales;

•	disruption to the transportation system or increases in transportation costs;

•	product recalls or product liability;

•	economic slowdown affecting consumer spending and general economic conditions;

•	loss or actions of third party vendors and loss of the right to use licensed material;

•	disruptions at our manufacturing facilities;

•	failure by suppliers or third-party manufacturers to follow acceptable labor practices or to comply with other applicable laws and guidelines;

•	our international operations subjecting us to additional risks;

•	potential litigation and claims;

•	lack of available additional capital;

•	our inability to retain or hire key personnel;

•	risks associated with leasing substantial amounts of space;

•	failure of existing franchisees to conduct their business in accordance with agreed upon standards;

•	adequacy of our information systems, order fulfillment and distribution facilities;

•	our ability to adequately maintain the security of our electronic and other confidential information;

•	our inability to successfully identify and integrate acquisitions;

•	adequacy of our intellectual property rights;

•	risks related to our substantial indebtedness; and

•	the other factors set forth under “Risk Factors” in our Annual Report on Form 10-K, filed with the SEC on March 11, 2016.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risks since December 31, 2015 as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4. Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Act”)) as of March 31, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is: (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Information in response to this Item is incorporated by reference to the information set forth under the heading “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Additionally, see Note 8, Commitments and Contingencies, to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Party City Holdco Inc.’s Form 8-K dated April 21, 2015)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Party City Holdco Inc.’s Form 8-K dated April 21, 2015)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three month periods ended March 31, 2016 and March 31, 2015; (iii) Condensed Consolidated Statement of Stockholders’ Equity for the three month period ended March 31, 2016 and (iv) Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2016 and March 31, 2015; and (v) Notes to the Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

PARTY CITY HOLDCO INC.

	By:	/s/ Michael A. Correale
Michael A. Correale
Date: May 13, 2016		Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)