Form 10-Q
period 2016-06-30
Party City Holdco Inc.
filed 2016-08-09
CIK 1592058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 31, 2016, 119,329,354 shares of the Registrant’s common stock were outstanding.

PARTY CITY HOLDCO INC.

Form 10-Q

June  30, 2016

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2016	December 31, 2015
	(Note 2) (Unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$42,024	$42,919
Accounts receivable, net	113,919	132,287
Inventories, net	624,934	564,259
Prepaid expenses and other current assets	60,387	50,450

Total current assets	841,264	789,915
Property, plant and equipment, net	277,749	272,420
Goodwill	1,580,181	1,562,515
Trade names	567,503	568,712
Other intangible assets, net	80,990	89,157
Other assets, net	5,685	9,684

Total assets	$3,353,372	$3,292,403

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$138,911	$126,136
Accounts payable	149,423	111,616
Accrued expenses	137,895	146,319
Income taxes payable	9,547	8,504
Current portion of long-term obligations	14,438	14,552

Total current liabilities	450,214	407,127
Long-term obligations, excluding current portion	1,641,262	1,646,121
Deferred income tax liabilities	276,033	276,667
Deferred rent and other long-term liabilities	54,310	49,471

Total liabilities	2,421,819	2,379,386
Commitments and contingencies
Stockholders’ equity:
Common stock (119,329,354 and 119,258,374 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively)	1,193	1,193
Additional paid-in capital	906,634	904,425
Retained earnings	62,310	40,189
Accumulated other comprehensive loss	(38,584)	(32,790)

Total stockholders’ equity	931,553	913,017

Total liabilities and stockholders’ equity	$3,353,372	$3,292,403

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,
	2016	2015
Revenues:
Net sales	$515,426	$491,206
Royalties and franchise fees	3,987	4,314

Total revenues	519,413	495,520
Expenses:
Cost of sales	307,865	302,863
Wholesale selling expenses	15,273	16,235
Retail operating expenses	90,615	85,229
Franchise expenses	3,574	3,530
General and administrative expenses	37,930	36,417
Art and development costs	5,676	5,179

Total expenses	460,933	449,453

Income from operations	58,480	46,067
Interest expense, net	22,781	33,397
Other (income) expense, net	(224)	48,810

Income (loss) before income taxes	35,923	(36,140)
Income tax expense (benefit)	13,408	(13,090)

Net income (loss)	$22,515	$(23,050)

Comprehensive income (loss)	$14,788	$(16,331)
Net income (loss) per common share-Basic	$0.19	$(0.20)
Net income (loss) per common share-Diluted	$0.19	$(0.20)
Weighted-average number of common shares-Basic	119,323,104	115,060,066
Weighted-average number of common shares-Diluted	120,323,581	115,060,066
Dividends declared per share	$0.00	$0.00

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except share and per share data)

	Six Months Ended June 30,
	2016	2015
Revenues:
Net sales	$969,712	$949,401
Royalties and franchise fees	7,441	8,224

Total revenues	977,153	957,625
Expenses:
Cost of sales	595,632	597,137
Wholesale selling expenses	31,115	33,360
Retail operating expenses	177,324	165,543
Franchise expenses	7,137	6,989
General and administrative expenses	76,856	74,069
Art and development costs	11,053	10,456

Total expenses	899,117	887,554

Income from operations	78,036	70,071
Interest expense, net	45,433	71,876
Other (income) expense, net	(3,202)	47,389

Income (loss) before income taxes	35,805	(49,194)
Income tax expense (benefit)	13,684	(17,619)

Net income (loss)	$22,121	$(31,575)

Comprehensive income (loss)	$16,327	$(37,183)
Net income (loss) per common share-Basic	$0.19	$(0.30)
Net income (loss) per common share-Diluted	$0.18	$(0.30)
Weighted-average number of common shares-Basic	119,307,539	104,578,295
Weighted-average number of common shares-Diluted	120,232,590	104,578,295
Dividends declared per share	$0.00	$0.00

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2015	119,258,374	$1,193	$904,425	$40,189	$(32,790)	$913,017
Net income				22,121		22,121
Equity based compensation			1,881			1,881
Impact of foreign exchange contracts, net of taxes					305	305
Exercise of stock options	70,980		378			378
Foreign currency adjustments					(6,099)	(6,099)
Other			(50)			(50)

Balance at June 30, 2016	119,329,354	$1,193	$906,634	$62,310	$(38,584)	$931,553

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows provided by (used in) operating activities:
Net income (loss)	$22,121	$(31,575)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	41,171	39,801
Amortization of deferred financing costs and original issuance discounts	2,544	14,451
Provision for doubtful accounts	290	24
Deferred income tax benefit	(480)	(2,660)
Deferred rent	5,145	4,101
Undistributed loss in unconsolidated joint venture	267	35
Loss (gain) on sale of assets	17	(2,589)
Equity based compensation	1,881	1,124
Changes in operating assets and liabilities, net of effects of acquired businesses:
Decrease in accounts receivable	18,726	25,088
Increase in inventories	(48,442)	(44,090)
Increase in prepaid expenses and other current assets	(6,522)	(5,601)
Increase (decrease) in accounts payable, accrued expenses and income taxes payable	25,750	(57,951)

Net cash provided by (used in) operating activities	62,468	(59,842)
Cash flows used in investing activities:
Cash paid in connection with acquisitions, net of cash acquired	(31,820)	(8,258)
Capital expenditures	(35,734)	(31,889)
Proceeds from disposal of property and equipment	9	601

Net cash used in investing activities	(67,545)	(39,546)
Cash flows provided by financing activities:
Repayment of loans, notes payable and long-term obligations	(70,858)	(431,263)
Proceeds from loans, notes payable and long-term obligations	75,285	133,100
Cash held in escrow in connection with acquisitions	0	(3,832)
Issuance of common stock	0	397,255
Excess tax benefit from stock options	67	0
Exercise of stock options	378	0
Debt issuance costs	(44)	0

Net cash provided by financing activities	4,828	95,260
Effect of exchange rate changes on cash and cash equivalents	(646)	(275)

Net decrease in cash and cash equivalents	(895)	(4,403)
Cash and cash equivalents at beginning of period	42,919	47,214

Cash and cash equivalents at end of period	$42,024	$42,811

Supplemental disclosure of cash flow information:
Cash paid during the period
Interest	$42,867	$77,753
Income taxes, net of refunds	$13,066	$33,759

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

During January 2016, the Company acquired 19 franchise stores located in Arizona and New Mexico in one transaction for total consideration of approximately $26,500. Additionally, during March 2016, the Company acquired Festival S.A. (“Festival”), a manufacturer of costumes and accessories, for approximately $5,000.

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

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting”. The pronouncement simplifies several aspects of the accounting for share-based payment transactions. The update is effective for the Company during the first quarter of 2017. The Company is in the process of evaluating the impact of the pronouncement on the Company’s consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”. The update impacts the accounting for equity investments and the recognition of changes in fair value of financial liabilities when the fair value option is elected. The pronouncement will be effective for the Company during the first quarter of 2018. Although the Company continues to evaluate this pronouncement, it does not believe that it will have a material impact on the Company’s consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software: Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”. The update amended the guidance on internal use software to clarify how customers in cloud computing arrangements should determine whether the arrangements include software licenses. The Company adopted the update during the three months ended March 31, 2016 and such adoption did not have a material impact on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, “Compensation – Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The update clarifies that a performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition. The Company adopted the update during the three months ended March 31, 2016 and such adoption did not have any impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The pronouncement contains a five-step model which replaces most existing revenue recognition guidance. The update is effective for the Company during the first quarter of 2018; however, early adoption is permitted. The pronouncement can be applied retrospectively to prior reporting periods or through a cumulative-effect adjustment as of the date of adoption. The Company is in the process of evaluating the impact of the pronouncement on the Company’s consolidated financial statements and its method of adoption.

Note 3 – Inventories

Inventories consisted of the following:

	June 30, 2016	December 31, 2015
Finished goods	$587,988	$532,606
Raw materials	26,630	21,278
Work in process	10,316	10,375

	$624,934	$564,259

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

Note 4 – Income Taxes

The income tax expense for the six months ended June 30, 2016 was determined based upon the Company’s estimated consolidated effective income tax rate for the year ending December 31, 2016. The difference between the estimated consolidated effective income tax rate for the year ending December 31, 2016 and the U.S. federal statutory rate is primarily attributable to unrecognized foreign tax credits and state income taxes, partially offset by a foreign rate differential and available domestic manufacturing deductions.

Note 5 – Changes in Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss consisted of the following:

	Three Months Ended June 30, 2016
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at March 31, 2016	$(30,751)	$(106)	$(30,857)
Other comprehensive (loss) income before reclassifications, net	(8,749)	1,167	(7,582)
Amounts reclassified from accumulated other comprehensive loss to the condensed consolidated statement of operations and comprehensive income, net	0	(145)	(145)

Net current-period other comprehensive (loss) income, net	(8,749)	1,022	(7,727)

Balance at June 30, 2016	$(39,500)	$916	$(38,584)

	Three Months Ended June 30, 2015
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at March 31, 2015	$(26,328)	$1,266	$(25,062)
Other comprehensive income (loss) before reclassifications, net	7,739	(933)	6,806
Amounts reclassified from accumulated other comprehensive loss to the condensed consolidated statement of operations and comprehensive loss, net	0	(87)	(87)

Net current-period other comprehensive income (loss), net	7,739	(1,020)	6,719

Balance at June 30, 2015	$(18,589)	$246	$(18,343)

	Six Months Ended June 30, 2016
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at December 31, 2015	$(33,401)	$611	$(32,790)
Other comprehensive (loss) income before reclassifications, net	(6,099)	653	(5,446)
Amounts reclassified from accumulated other comprehensive loss to the condensed consolidated statement of operations and comprehensive income, net	0	(348)	(348)

Net current-period other comprehensive (loss) income, net	(6,099)	305	(5,794)

Balance at June 30, 2016	$(39,500)	$916	$(38,584)

	Six Months Ended June 30, 2015
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at December 31, 2014	$(12,969)	$234	$(12,735)
Other comprehensive (loss) income before reclassifications, net	(5,620)	265	(5,355)
Amounts reclassified from accumulated other comprehensive loss to the condensed consolidated statement of operations and comprehensive loss, net	0	(253)	(253)

Net current-period other comprehensive (loss) income, net	(5,620)	12	(5,608)

Balance at June 30, 2015	$(18,589)	$246	$(18,343)

Note 6 – Capital Stock

At June 30, 2016, the Company’s authorized capital stock consisted of 300,000,000 shares of $0.01 par value common stock.

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

The Company’s industry segment data for the three months ended June 30, 2016 and June 30, 2015 was as follows:

	Wholesale	Retail	Consolidated
Three Months Ended June 30, 2016
Revenues:
Net sales	$268,863	$376,099	$644,962
Royalties and franchise fees	0	3,987	3,987

Total revenues	268,863	380,086	648,949
Eliminations	(129,536)	0	(129,536)

Net revenues	$139,327	$380,086	$519,413

Income from operations	$16,630	$41,850	$58,480

Interest expense, net			22,781
Other income, net			(224)

Income before income taxes			$35,923

	Wholesale	Retail	Consolidated
Three Months Ended June 30, 2015
Revenues:
Net sales	$254,554	$350,459	$605,013
Royalties and franchise fees	0	4,314	4,314

Total revenues	254,554	354,773	609,327
Eliminations	(113,807)	0	(113,807)

Net revenues	$140,747	$354,773	$495,520

Income from operations	$11,353	$34,714	$46,067

Interest expense, net			33,397
Other expense, net			48,810

Loss before income taxes			$(36,140)

The Company’s industry segment data for the six months ended June 30, 2016 and June 30, 2015 was as follows:

	Wholesale	Retail	Consolidated
Six Months Ended June 30, 2016
Revenues:
Net sales	$528,684	$695,655	$1,224,339
Royalties and franchise fees	0	7,441	7,441

Total revenues	528,684	703,096	1,231,780
Eliminations	(254,627)	0	(254,627)

Net revenues	$274,057	$703,096	$977,153

Income from operations	$30,137	$47,899	$78,036

Interest expense, net			45,433
Other income, net			(3,202)

Income before income taxes			$35,805

	Wholesale	Retail	Consolidated
Six Months Ended June 30, 2015
Revenues:
Net sales	$505,270	$663,731	$1,169,001
Royalties and franchise fees	0	8,224	8,224

Total revenues	505,270	671,955	1,177,225
Eliminations	(219,600)	0	(219,600)

Net revenues	$285,670	$671,955	$957,625

Income from operations	$24,022	$46,049	$70,071

Interest expense, net			71,876
Other expense, net			47,389

Loss before income taxes			$(49,194)

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

On April 5, 2016, a derivative complaint was filed in the Supreme Court for the State of New York, naming certain directors and executives as defendants, and naming the Company as a nominal defendant. The complaint seeks unspecified damages and costs, and corporate governance reforms, for alleged injury to the Company in connection with public filings related to the Company’s April 2015 IPO, compensation paid to executives, and the termination of the management agreement disclosed in the IPO-related public filings. On June 15, 2016, by agreement of the parties, the court entered a temporary stay of the proceedings pending (among other things) resolution of the motion to dismiss in connection with the November 18, 2015 filed class action. The Company intends to vigorously defend itself against this action. The Company is unable, at this time, to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition or cash flows.

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

The foreign currency exchange contracts are reflected in the condensed consolidated balance sheets at fair value. The fair value of the foreign currency exchange contracts is the estimated amount that the counterparties would receive or pay to terminate the foreign currency exchange contracts at the reporting date, taking into account current foreign exchange spot rates. At June 30, 2016 and December 31, 2015, the Company had certain foreign currency exchange contracts that qualified for hedge accounting. No components of these agreements were excluded in the measurement of hedge effectiveness. As these hedges were 100% effective, there was no impact on earnings due to hedge ineffectiveness. The Company anticipates that substantially all unrealized gains and losses in accumulated other comprehensive loss related to these foreign currency exchange contracts will be reclassified into earnings by March 2018.

The following table displays the fair values of the Company’s derivatives at June 30, 2016 and December 31, 2015:

	Derivative Assets				Derivative Liabilities
	Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value
Derivative Instrument	June 30, 2016		December 31, 2015		June 30, 2016		December 31, 2015
Foreign Exchange Contracts	(a) PP	$1,112	(a) PP	$773	(b) AE	$254	(b) AE	$391

(a)	PP = Prepaid expenses and other current assets
(b)	AE = Accrued expenses

The following table displays the notional amounts of the Company’s derivatives at June 30, 2016 and December 31, 2015:

Derivative Instrument	June 30, 2016	December 31, 2015
Foreign Exchange Contracts	$30,594	$23,028

Note 10 – Fair Value Measurements

The provisions of FASB ASC Topic 820, “Fair Value Measurement”, define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The following table shows assets and liabilities as of June 30, 2016 that are measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
Derivative assets	$0	$1,112	$0	$1,112
Derivative liabilities	0	254	0	254

The following table shows assets and liabilities as of December 31, 2015 that are measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
Derivative assets	$0	$773	$0	$773
Derivative liabilities	0	391	0	391

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record other assets and liabilities at fair value on a nonrecurring basis, generally as a result of impairment charges.

The carrying amounts for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximated fair value at June 30, 2016 because of the short-term maturities of the instruments and/or their variable rates of interest.

The carrying amount and fair value of the Company’s borrowings under its $1,340,000 senior secured term loan facility (“Term Loan Credit Agreement”) and its $350,000 of 6.125% senior notes (“Senior Notes”) are as follows:

	June 30, 2016
	Carrying Amount	Fair Value
Term Loan Credit Agreement	$1,309,514	$1,314,988
Senior Notes	344,133	361,375

The fair values of the Term Loan Credit Agreement and the Senior Notes represent Level 2 fair value measurements as the debt instruments trade in inactive markets.

The carrying amounts for other long-term debt approximated fair value at June 30, 2016 based on the discounted future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturity.

During August 2015, the Company acquired 75% of the operations of Accurate Custom Injection Molding Inc. (“ACIM”). Based on the terms of the acquisition agreement, the Company will acquire the remaining 25% interest in ACIM over the next eight years and the Company’s liability for the estimated purchase price of such interest was $775 at June 30, 2016. The liability represents a Level 3 fair value measurement as it is based on unobservable inputs.

During March 2015, the Company acquired all of the stock of Travis Designs Limited (“Travis”), a United Kingdom-based entity with costume design and sourcing capabilities. The purchase price includes contingent consideration, based on the sales of the business acquired through the end of 2016. As of June 30, 2016, the liability was $1,138. The liability represents a Level 3 fair value measurement as it is based on unobservable inputs.

Note 11 – Earnings Per Share

Basic earnings per share are computed by dividing net income available for common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated based on the weighted average number of outstanding common shares plus the dilutive effect of stock options as if they were exercised.

A reconciliation between basic and diluted income (loss) per share is as follows:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Net income (loss)	$22,515	$(23,050)	$22,121	$(31,575)
Weighted average shares - Basic	119,323,104	115,060,066	119,307,539	104,578,295
Effect of dilutive securities:
Stock options	1,000,477	0	925,051	0

Weighted average shares - Diluted	120,323,581	115,060,066	120,232,590	104,578,295

Net income (loss) per common share - Basic	$0.19	$(0.20)	$0.19	$(0.30)

Net income (loss) per common share - Diluted	$0.19	$(0.20)	$0.18	$(0.30)

During the three months ended June 30, 2016 and June 30, 2015, 1,948,745 stock options and 4,567,364 stock options, respectively, were excluded from the calculation of net loss per common share – diluted as they were anti-dilutive. Additionally, during the six months ended June 30, 2016 and 2015, 1,948,745 stock options and 4,567,364 stock options, respectively, were excluded from the calculation of net loss per common share – diluted as they were anti-dilutive.

Note 12 – Long-Term Obligations

Long-term obligations at June 30, 2016 and December 31, 2015 consisted of the following:

	June 30, 2016	December 31, 2015
Term Loan Credit Agreement	$1,309,514	$1,314,538
Capital lease obligations	2,053	2,414
Senior Notes	344,133	343,721

Total long-term obligations	1,655,700	1,660,673
Less: current portion	(14,438)	(14,552)

Long-term obligations, excluding current portion	$1,641,262	$1,646,121

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References throughout this document to the “Company” include Party City Holdco Inc. and its subsidiaries. In this document the words “we,” “our,” “ours” and “us” refer only to the Company and its subsidiaries and not to any other person.

Business Overview

Our Company

We are the leading party goods retailer by revenue in North America and, we believe, the largest vertically integrated supplier of decorated party goods globally by revenue. With over 900 locations (inclusive of approximately 180 franchised stores), we have the only coast-to-coast network of party superstores in the U.S. and Canada that make it easy and fun to enhance special occasions with a differentiated shopping experience and an unrivaled assortment of innovative and exciting merchandise offered at a compelling value. During the Halloween selling season, we also operate a network of approximately 300 temporary stores under the Halloween City banner.

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

Comparable Retail Same-Store Sales. The growth in same-store sales represents the percentage change in same-store sales in the period presented compared to the prior year. Same-store sales exclude the net sales of a store for any period if the store was not open during the same period of the prior year. Acquired stores are excluded from same-store sales until they are converted to the Party City format and included in our sales for the comparable period of the prior year. Comparable sales are calculated based upon stores that were open at least thirteen full months as of the end of the applicable reporting period. When a store is reconfigured or relocated within the same general territory, the store continues to be treated as the same store. If, during the period presented, a store was closed, sales from that store up to and including the closing day are included as same-store sales as long as the store was open during the same period of the prior year. Same-store sales for the Party City brand include North American retail e-commerce sales.

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

Adjusted EBITDA. We define EBITDA as net income (loss) before interest expense, net, income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our core operating performance. We caution investors that amounts presented in accordance with our definition of Adjusted EBITDA may not be comparable to similar measures disclosed by other issuers, because not all issuers calculate Adjusted EBITDA in the same manner. We believe that Adjusted EBITDA is an appropriate measure of operating performance in addition to EBITDA because we believe it assists investors in comparing our performance across reporting periods on a consistent basis by eliminating the impact of items that we do not believe are indicative of our core operating performance. In addition, we use Adjusted EBITDA: (i) as a factor in determining incentive compensation, (ii) to evaluate the effectiveness of our business strategies, and (iii) because the credit facilities use Adjusted EBITDA to measure compliance with certain covenants.

Adjusted Net Income (Loss). Adjusted net income represents our net income (loss), adjusted for, among other items, intangible asset amortization, non-cash purchase accounting adjustments, amortization of deferred financing costs and original issue discounts, refinancing charges, equity based compensation and impairment charges. We present adjusted net income because we believe it assists investors in comparing our performance across reporting periods on a consistent basis by eliminating the impact of items that we do not believe are indicative of our core operating performance.

Adjusted Net Income (Loss) Per Common Share – Diluted. Adjusted net income per common share – diluted represents adjusted net income (loss) divided by the Company’s diluted weighted average common shares outstanding. We present the metric because we believe it assists investors in comparing our per share performance across reporting periods on a consistent basis by eliminating the impact of items that we do not believe are indicative of our core operating performance.

Results of Operations

Three Months Ended June 30, 2016 Compared To Three Months Ended June 30, 2015

The following table sets forth the Company’s operating results and operating results as a percentage of total revenues for the three months ended June 30, 2016 and 2015.

	Three Months Ended June 30,
	2016		2015
	(Dollars in thousands)
Revenues:
Net sales	$515,426	99.2%	$491,206	99.1%
Royalties and franchise fees	3,987	0.8	4,314	0.9

Total revenues	519,413	100.0	495,520	100.0
Expenses:
Cost of sales	307,865	59.3	302,863	61.1
Wholesale selling expenses	15,273	2.9	16,235	3.3
Retail operating expenses	90,615	17.4	85,229	17.2
Franchise expenses	3,574	0.7	3,530	0.7
General and administrative expenses	37,930	7.3	36,417	7.4
Art and development costs	5,676	1.1	5,179	1.0

Total expenses	460,933	88.7	449,453	90.7

Income from operations	58,480	11.3	46,067	9.3
Interest expense, net	22,781	4.4	33,397	6.7
Other (income) expense, net	(224)	(0.0)	48,810	9.9

Income (loss) before income taxes	35,923	6.9	(36,140)	(7.3)
Income tax expense (benefit)	13,408	2.6	(13,090)	(2.6)

Net income (loss)	$22,515	4.3%	$(23,050)	(4.7)%

Net income (loss) per common share – Basic and Diluted	$0.19		$(0.20)

Revenues

Total revenues for the second quarter of 2016 were $519.4 million and were $23.9 million, or 4.8%, higher than the second quarter of 2015. The following table sets forth the Company’s total revenues for the three months ended June 30, 2016 and 2015.

	Three Months Ended June 30,
	2016		2015
	Dollars in Thousands	Percentage of Total Revenues	Dollars in Thousands	Percentage of Total Revenues
Net Sales:
Wholesale	$268,863	51.8%	$254,554	51.4%
Eliminations	(129,536)	(25.0)%	(113,807)	(23.0)%

Net wholesale	139,327	26.8%	140,747	28.4%
Retail	376,099	72.4%	350,459	70.7%

Total net sales	515,426	99.2%	491,206	99.1%
Royalties and franchise fees	3,987	0.8%	4,314	0.9%

Total revenues	$519,413	100.0%	$495,520	100.0%

Retail

Retail net sales during the second quarter of 2016 were $376.1 million and increased $25.6 million, or 7.3%, compared to the second quarter of 2015. Retail net sales at our Party City stores totaled $341.4 million and were $20.7 million, or 6.5%, higher than the second quarter of 2015, reflecting increased store count and positive same-store sales, partially offset by the impact of foreign currency translation. During the twelve months ended June 30, 2016, we acquired 23 franchise stores, opened 23 new stores and closed 13 stores. In addition, during the three months ended June 30, 2016, same store sales increased 2.8% (see below); while a strengthening of the U.S. Dollar, in comparison to the Canadian Dollar, negatively impacted our Canadian retail sales by $1.0 million. Global retail e-commerce sales totaled $34.7 million during the three months ended June 30, 2016 and were $4.9 million, or 16.4%, higher than the three months ended June 30, 2015. Global retail e-commerce sales were negatively impacted by $0.4 million due to the strengthening of the U.S. Dollar in comparison to the British Pound Sterling.

Same-store sales for the Party City brand (including North American retail e-commerce sales) increased by 3.8% during the second quarter of 2016 due to a 3.1% increase in average transaction dollar size and a 0.7% increase in transaction count. Brand comp sales in the second quarter of 2016 were positively impacted by approximately 70 basis points due to Easter Sunday (a day on which stores are closed) shifting from the second quarter of 2015 to the first quarter of 2016. Excluding the impact of e-commerce, same-store sales increased by 2.8% due to a 2.5% increase in average transaction dollar size and a 0.3% increase in transaction count. The North American retail e-commerce sales included in our same store sales for the Party City brand comp increased by 17.3% due to a 15.9% increase in transaction count and a 1.4% increase in average transaction dollar size. The increase in e-commerce transaction count was principally due to expanded digital marketing and expanded product assortment. Same-store sales percentages were not affected by foreign currency as such percentages are calculated in local currency.

Wholesale

Wholesale net sales during the second quarter of 2016 totaled $139.3 million and were $1.4 million, or 1.0%, lower than during the second quarter of 2015. Net sales to domestic party goods retailers and distributors (including our franchisee network) totaled $69.9 million and were $4.2 million, or 5.7%, lower than in the second quarter of 2015. The decrease was principally due to our acquisition of 23 franchise stores during December 2015 and January 2016, as post-acquisition sales to such stores (approximately $4 million during the second quarter of 2016) are now eliminated as intercompany sales. Gift product sales were approximately $1 million lower than during the second quarter of 2015 principally due to the de-emphasis and reorganization of our low-margin Grasslands Road gift division. The decrease in gift sales was offset by increased sales of summer/luau product. Net sales of metallic balloons to domestic distributors and retailers and our franchisee network totaled $20.2 million in the second quarter of 2016 and were $1.1 million, or 5.8%, higher than the second quarter of 2015 principally due to increased demand from existing distributors and, to a lesser extent, a new customer in the value channel. Our international sales (which include U.S. export sales and exclude U.S. import sales from foreign subsidiaries) totaled $49.2 million and were $1.7 million, or 3.6%, higher than the second quarter of 2015, despite a $1.6 million negative impact from foreign currency translation during the second quarter of 2016. International sales increased versus the corresponding quarter of 2015 primarily due to sales related to the 2016 European football championships (approximately $2 million) and the impact of the acquisition of Festival (approximately $1 million).

Intercompany sales to our retail affiliates totaled $129.5 million during the second quarter of 2016 and were $15.7 million, or 13.8%, higher than the corresponding quarter of 2015. Intercompany sales represented 48.2% of total wholesale sales during the second quarter of 2016, compared to 44.7% during the corresponding quarter of 2015. The increase in intercompany sales was principally due to the impact of the higher company store count (as discussed above), the increasing share of shelf (as discussed below), higher shipments of summer/luau product, and shipments of Halloween product occurring earlier in the year. The intercompany sales of our wholesale segment are eliminated against the intercompany purchases of our retail segment in the consolidated financial statements.

Royalties and franchise fees

Royalties and franchise fees for the second quarter of 2016 were $4.0 million and were $0.3 million lower than the second quarter of 2015 principally due to acquiring franchise stores during December 2015 and January 2016.

Gross Profit

The following table sets forth the Company’s gross profit for the three months ended June 30, 2016 and June 30, 2015.

	Three Months Ended June 30,
	2016		2015
	Dollars in Thousands	Percentage of Net Sales	Dollars in Thousands	Percentage of Net Sales
Retail	$162,080	43.1%	$147,260	42.0%
Wholesale	45,481	32.6	41,083	29.2

Total	$207,561	40.3%	$188,343	38.3%

The gross profit margin on net sales at retail during the second quarter of 2016 was 43.1% or 110 basis points higher than in the second quarter of 2015. The increase in margin was principally driven by a 140 basis points increase in our wholesale share of shelf at our Party City stores and our North American retail e-commerce operations (i.e., the percentage of our retail product cost of sales supplied by our wholesale operations) from 75.6% during the second quarter of 2015 to 77.0% during the second quarter of 2016. Additionally, the 2016 margin benefitted from reduced product costs. These improvements in margin were partially offset by higher occupancy costs and the impact of the strengthening of the U.S. Dollar on our international retail operations that purchase product denominated in U.S. Dollars and sell in local currency ($0.9 million impact).

The gross profit on net sales at wholesale during the second quarters of 2016 and 2015 was 32.6% and 29.2%, respectively. The increase in margin was primarily driven by reduced product costs; partially offset by the strengthening of the U.S. Dollar and its unfavorable impact on certain of our international subsidiaries that purchase product denominated in U.S. Dollars and sell in local currency ($0.5 million impact).

Operating expenses

Wholesale selling expenses totaled $15.3 million in the second quarter of 2016 and were $1.0 million, or 5.9%, lower than during the corresponding quarter of 2015, principally due to $1.0 million of cost savings associated with the reorganization of our gift sales group. Wholesale selling expenses were 11.0% and 11.5% of net wholesale sales during the second quarters of 2016 and 2015, respectively.

Retail operating expenses during the second quarter of 2016 were $90.6 million and were $5.4 million, or 6.3%, higher than during the second quarter of 2015. The increase was principally due to higher store count and higher advertising costs. Retail operating expenses were 24.1% and 24.3% of net retail sales during the second quarters of 2016 and 2015, respectively.

Franchise expenses during the second quarters of 2016 and 2015 were $3.6 million and $3.5 million, respectively.

General and administrative expenses during the second quarter of 2016 totaled $37.9 million and were $1.5 million, or 4.2%, higher than in the second quarter of 2015. The increase was principally due to inflationary cost increases, higher bad debt expense and higher professional fees. These factors were partially offset by a $1 million contract termination charge included in the second quarter of 2015. General and administrative expenses as a percentage of total revenues decreased from 7.4% in 2015 to 7.3% in 2016.

Art and development costs were $5.7 million and $5.2 million during the second quarters of 2016 and 2015, respectively. The increase was principally due to increased head count and other costs incurred in order to support the expansion of Halloween and other retail programs.

Interest expense, net

Interest expense, net, totaled $22.8 million during the second quarter of 2016, compared to $33.4 million during the second quarter of 2015. The decrease principally reflects the reduction in interest rates following the Company’s third quarter 2015 debt refinancing and the repayment of $350 million Senior PIK Toggle Notes (“Nextco Notes”), which were fully redeemed during the second quarter 2015 with proceeds from the Company’s initial public offering.

Other (income) expense, net

Other (income) expense, net generally includes foreign currency transaction (gains) losses, corporate development expenses and (gains) losses from unconsolidated joint ventures.

For the second quarter of 2016, other income, net, totaled $0.2 million. Such amount included $2.0 million of foreign currency transaction gains, primarily the impact of the strengthening of the U.S. Dollar at June 30, 2016, compared to March 31, 2016, and the corresponding re-measurement of the U.S. dollar-denominated receivables of our foreign operations.

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

Income tax expense (benefit)

The income tax expense for the three months ended June 30, 2016 was determined based upon the Company’s estimated consolidated effective income tax rate for the year ending December 31, 2016.

The difference between the estimated consolidated effective income tax rate for the year ending December 31, 2016, as determined as of June 30, 2016, and the U.S. federal statutory rate is primarily attributable to unrecognized foreign tax credits and state income taxes, partially offset by a foreign rate differential and available domestic manufacturing deductions.

Six Months Ended June 30, 2016 Compared To Six Months Ended June 30, 2015

The following table sets forth the Company’s operating results and operating results as a percentage of total revenues for the six months ended June 30, 2016 and 2015.

	Six Months Ended June 30,
	2016		2015
	(Dollars in thousands)
Revenues:
Net sales	$969,712	99.2%	$949,401	99.1%
Royalties and franchise fees	7,441	0.8	8,224	0.9

Total revenues	977,153	100.0	957,625	100.0
Expenses:
Cost of sales	595,632	61.0	597,137	62.4
Wholesale selling expenses	31,115	3.2	33,360	3.5
Retail operating expenses	177,324	18.1	165,543	17.3
Franchise expenses	7,137	0.7	6,989	0.7
General and administrative expenses	76,856	7.9	74,069	7.7
Art and development costs	11,053	1.1	10,456	1.1

Total expenses	899,117	92.0	887,554	92.7

Income from operations	78,036	8.0	70,071	7.3
Interest expense, net	45,433	4.6	71,876	7.5
Other (income) expense, net	(3,202)	(0.3)	47,389	4.9

Income (loss) before income taxes	35,805	3.7	(49,194)	(5.1)
Income tax expense (benefit)	13,684	1.4	(17,619)	(1.8)

Net income (loss)	$22,121	2.3%	$(31,575)	(3.3)%

Net income (loss) per common share – Basic	$0.19		$(0.30)
Net income (loss) per common share – Diluted	$0.18		$(0.30)

Revenues

Total revenues for the six months ended June 30, 2016 were $977.2 million and were $19.5 million, or 2.0%, higher than the corresponding period of 2015. The following table sets forth the Company’s total revenues for the six months ended June 30, 2016 and 2015.

	Six Months Ended June 30,
	2016		2015
	Dollars in Thousands	Percentage of Total Revenues	Dollars in Thousands	Percentage of Total Revenues
Net Sales:
Wholesale	$528,684	54.1%	$505,270	52.7%
Eliminations	(254,627)	(26.1)%	(219,600)	(22.9)%

Net wholesale	274,057	28.0%	285,670	29.8%
Retail	695,655	71.2%	663,731	69.3%

Total net sales	969,712	99.2%	949,401	99.1%
Royalties and franchise fees	7,441	0.8%	8,224	0.9%

Total revenues	$977,153	100.0%	$957,625	100.0%

Retail

Retail net sales during the six months ended June 30, 2016 were $695.7 million and increased $31.9 million, or 4.8%, compared to the corresponding period of 2015. Retail net sales at our Party City stores totaled $628.7 million and were $25.6 million, or 4.2%, higher than the corresponding period of 2015, reflecting increased store count and positive same-store sales, partially offset by the impact of foreign currency translation. During the twelve months ended June 30, 2016, we acquired 23 franchise stores, opened 23 new stores and closed 13 stores. In addition, during the six months ended June 30, 2016, same-store sales increased 0.3% (see below), while a strengthening of the U.S. Dollar in comparison to the Canadian Dollar negatively impacted our Canadian retail sales by $2.6 million. Global retail e-commerce sales totaled $67.0 million during the six months ended June 30, 2016 and were $6.3 million, or 10.4%, higher than the six months ended June 30, 2015. Global retail e-commerce sales were negatively impacted by $0.8 million due to the strengthening of the U.S. Dollar in comparison to the British Pound Sterling.

Same-store sales for the Party City brand (including North American retail e-commerce sales) increased by 1.3% during the first six months of 2016 as a 1.9% increase in average transaction dollar size was partially offset by a 0.6% decrease in transaction count. Same-store sales for the first six months of 2016 were negatively impacted by strong Frozen sales during the first six months of 2015. Excluding the impact of e-commerce, same-store sales increased by 0.3% as a 1.4% increase in average transaction dollar size was partially offset by a 1.1% decrease in transaction count. The North American retail e-commerce sales included in our same store sales for the Party City brand comp increased by 13.8% as a 14.0% increase in transaction count was partially offset by a 0.2% decrease in average transaction dollar size. The increase in e-commerce transaction count was principally due to expanded digital marketing and expanded product assortment. Same-store sales percentages were not affected by foreign currency as such percentages are calculated in local currency.

Wholesale

Wholesale net sales during the first six months of 2016 totaled $274.1 million and were $11.6 million, or 4.1%, lower than during the first six months of 2015. Net sales to domestic party goods retailers and distributors (including our franchisee network) totaled $141.0 million and were $15.2 million, or 9.7%, lower than the corresponding period of 2015. The decrease was principally due to our acquisition of 23 franchise stores during December 2015 and January 2016; as post-acquisition sales to such stores (approximately $9 million during the first six months of 2016) are now eliminated as intercompany sales. The decrease was also partially due to lower gift product sales (approximately $5 million impact) due to the de-emphasis and reorganization of our low-margin Grasslands Road gift division. Net sales of metallic balloons to domestic distributors and retailers and our franchisee network totaled $40.4 million during the first six months of 2016 and were $1.5 million, or 3.6%, lower than the corresponding period of 2015 as certain Valentine’s Day sales shifted into December 2015 (the corresponding sales for the previous Valentine’s Day occurred in January 2015). Our international sales (which include U.S. export sales and exclude U.S. import sales from foreign subsidiaries) totaled $92.7 million and were $5.1 million, or 5.8%, higher than the corresponding period of 2015, despite a $4 million negative impact from foreign currency translation during 2016. International sales increased versus the corresponding period of 2015 primarily due to the success of a new store-in-store program with a mass merchandiser in Australia, increased sales in Europe due to the 2016 European football championships and the impact of the acquisition of Festival (approximately $1 million).

Intercompany sales to our retail affiliates totaled $254.6 million during the first six months of 2016 and were $35.0 million, or 16.0%, higher than the corresponding period of 2015. Intercompany sales represented 48.2% of total wholesale sales during the first six months of 2016, compared to 43.5% during the corresponding period of 2015. The increase in intercompany sales was principally due to the impact of the higher company store count (as discussed above), the increasing share of shelf (as discussed below), and higher shipments of summer/luau product. The intercompany sales of our wholesale segment are eliminated against the intercompany purchases of our retail segment in the consolidated financial statements.

Royalties and franchise fees

Royalties and franchise fees for the first six months of 2016 were $7.4 million and were $0.8 million lower than the first six months of 2015 principally due to acquiring franchise stores during December 2015 and January 2016.

Gross Profit

The following table sets forth the Company’s gross profit for the six months ended June 30, 2016 and June 30, 2015.

	Six Months Ended June 30,
	2016		2015
	Dollars in Thousands	Percentage of Net Sales	Dollars in Thousands	Percentage of Net Sales
Retail	$286,106	41.1%	$266,736	40.2%
Wholesale	87,974	32.1	85,528	29.9

Total	$374,080	38.6%	$352,264	37.1%

The gross profit margin on net sales at retail during the first six months of 2016 was 41.1%, or 90 basis points, higher than the corresponding period of 2015. The increase in margin was principally driven by a 260 basis points increase in our wholesale share of shelf at our Party City stores and our North American retail e-commerce operations (i.e., the percentage of our retail product cost of sales supplied by our wholesale operations) from 73.7% during the first six months of 2015 to 76.3% during the first six months of 2016. Additionally, the 2016 margin benefitted from reduced product costs. These improvements in margin were partially offset by higher occupancy costs and the impact of the strengthening of the U.S. Dollar on our international retail operations that purchase product denominated in U.S. Dollars and sell in local currency.

The gross profit on net sales at wholesale during the first six months of 2016 and 2015 was 32.1% and 29.9%, respectively. The increase in margin was primarily driven by reduced product costs and favorable mix (including lower sales of licensed and gift product). These positive factors were partially offset by the strengthening of the U.S. Dollar and its unfavorable impact on certain of our international subsidiaries that purchase product denominated in U.S. Dollars and sell in local currency.

Operating expenses

Wholesale selling expenses totaled $31.1 million in the first half of 2016 and were $2.2 million, or 6.7%, lower than in the corresponding period of 2015. The decrease was principally due to cost savings associated with the reorganization of our gift sales group and, to a lesser extent, the approximately $0.6 million impact of foreign currency translation at international subsidiaries. Wholesale selling expenses were 11.4% and 11.7% of net wholesale sales during the first six months of 2016 and 2015, respectively.

Retail operating expenses during the first six months of 2016 were $177.3 million and were $11.8 million, or 7.1%, higher than the corresponding period of 2015. The increase was principally due to higher store payroll costs (driven by the higher store count) and higher advertising costs. Foreign currency translation at international subsidiaries reduced retail operating expenses by $0.7 million in comparison to the first half of 2015. Retail operating expenses were 25.5% and 24.9% of net retail sales during the first six months of 2016 and 2015, respectively. The higher percentage was principally due to the increased advertising costs.

Franchise expenses during the first six months of 2016 and 2015 were $7.1 million and $7.0 million, respectively.

General and administrative expenses during the first six months of 2016 totaled $76.9 million and were $2.8 million, or 3.8%, higher than in the first half of 2015. The increase was principally due to inflationary cost increases, higher professional fees and higher stock-based compensation expense. These factors were partially offset by a $1 million contract termination charge in the first six months of 2015, management fees paid to our principal shareholders prior to our April 2015 initial public offering, and the impact of foreign currency translation ($0.7 million). General and administrative expenses as a percentage of total revenues increased from 7.7% in 2015 to 7.9% in 2016.

Art and development costs were $11.1 million and $10.5 million during the first six months of 2016 and 2015, respectively. The increase was principally due to increased head count and other costs incurred in order to support the expansion of Halloween and other retail programs.

Interest expense, net

Interest expense, net, totaled $45.4 million during the first half of 2016, compared to $71.9 million during the corresponding period of 2015. The decrease principally reflects the reduction in interest rates following the Company’s third quarter 2015 debt refinancing and the repayment of the Nextco Notes, which were fully redeemed during the second quarter 2015 with proceeds from the Company’s initial public offering.

Other (income) expense, net

Other (income) expense, net generally includes foreign currency transaction (gains) losses, corporate development expenses and (gains) losses from unconsolidated joint ventures.

For the six months ended June 30, 2016, other income, net, totaled $3.2 million. Such amount included $5.2 million of foreign currency transaction gains, primarily the impact of the change in the U.S. Dollar from December 31, 2015 to June 30, 2016 and the corresponding re-measurement of the U.S. dollar-denominated receivables and payables of our foreign operations.

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

Income tax expense (benefit)

The income tax expense for the six months ended June 30, 2016 was determined based upon the Company’s estimated consolidated effective income tax rate for the year ending December 31, 2016.

The difference between the estimated consolidated effective income tax rate for the year ending December 31, 2016, as determined as of June 30, 2016, and the U.S. federal statutory rate is primarily attributable to unrecognized foreign tax credits and state income taxes, partially offset by a foreign rate differential and available domestic manufacturing deductions.

Adjusted EBITDA, Adjusted Net Income and Adjusted Net Income per Common Share – Diluted

The Company presents adjusted EBITDA, adjusted net income and adjusted net income per common share - diluted as supplemental measures of our operating performance. The Company defines EBITDA as net income (loss) before interest expense, net, income taxes, depreciation and amortization and defines adjusted EBITDA as EBITDA, as further adjusted to eliminate the impact of certain items that the Company does not consider indicative of our core operating performance. These further adjustments are itemized below. Adjusted net income represents the Company’s net income (loss) adjusted for, among other items, intangible asset amortization, non-cash purchase accounting adjustments, amortization of deferred financing costs and original issue discounts, refinancing charges, equity based compensation, and impairment charges. Adjusted net income per common share – diluted represents adjusted net income divided by diluted weighted average common shares outstanding. The Company presents these measures as supplemental measures of its operating performance. You are encouraged to evaluate these adjustments and the reasons the Company considers them appropriate for supplemental analysis. In evaluating the measures, you should be aware that in the future the Company may incur expenses that are the same as, or similar to, some of the adjustments in this presentation. The Company’s presentation of adjusted EBITDA and adjusted net income should not be construed as an inference that the Company’s future results will be unaffected by unusual or non-recurring items. The Company presents the measures because the Company believes they assist investors in comparing the Company’s performance across reporting periods on a consistent basis by eliminating items that the Company does not believe are indicative of its core operating performance. In addition, the Company uses adjusted EBITDA: (i) as a factor in determining incentive compensation, (ii) to evaluate the effectiveness of its business strategies and (iii) because its credit facilities use adjusted EBITDA to measure compliance with certain covenants. The Company also believes that adjusted net income and adjusted net income per common share - diluted are helpful benchmarks to evaluate its operating performance.

Adjusted EBITDA, adjusted net income and adjusted net income per common share - diluted have limitations as analytical tools. Some of these limitations are:

•	they do not reflect the Company’s cash expenditures or future requirements for capital expenditures or contractual commitments;

•	they do not reflect changes in, or cash requirements for, the Company’s working capital needs;

•	adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on the Company’s indebtedness;

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and adjusted EBITDA and adjusted net income do not reflect any cash requirements for such replacements;

•	non-cash compensation is and will remain a key element of the Company’s overall long-term incentive compensation package, although the Company excludes it as an expense when evaluating its core operating performance for a particular period;

•	they do not reflect the impact of certain cash charges resulting from matters the Company considers not to be indicative of its ongoing operations; and

•	other companies in the Company’s industry may calculate adjusted EBITDA, adjusted net income and adjusted net income per common share - diluted differently than the Company does, limiting its usefulness as a comparative measure.

Because of these limitations, adjusted EBITDA, adjusted net income and adjusted net income per common share – diluted should not be considered in isolation or as substitutes for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using adjusted EBITDA, adjusted net income and adjusted net income per common share – diluted only on a supplemental basis. The reconciliations from net income (loss) to each of adjusted EBITDA and adjusted net income (loss) for the periods presented are as follows:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
(Dollars in thousands)
Net income (loss)	$22,515	$(23,050)	$22,121	$(31,575)
Interest expense, net	22,781	33,397	45,433	71,876
Income taxes	13,408	(13,090)	13,684	(17,619)
Depreciation and amortization	20,282	19,650	41,171	39,801

EBITDA	78,986	16,907	122,409	62,483
Non-cash purchase accounting adjustments	2,288	3,937	3,689	5,755
Management fee (a)	—	30,697	—	31,627
Restructuring, retention and severance	95	1,505	162	2,145
Refinancing charges (b)	—	15,596	—	15,596
Deferred rent (c)	3,162	2,696	5,145	4,101
Store closing expenses (d)	536	307	1,956	568
Foreign currency (gains) losses, net	(2,014)	1,558	(5,178)	2,760
Equity based compensation	933	728	1,881	1,124
Undistributed non-cash loss in unconsolidated joint venture	120	126	267	35
Gain on sale of assets (e)	—	—	—	(2,660)
Corporate development expenses (f)	946	994	1,212	1,129
Other	15	(101)	57	(218)

Adjusted EBITDA	$85,067	$74,950	$131,600	$124,445

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
(Dollars in thousands, except per share amounts)
Income (loss) before income taxes	$35,923	$(36,140)	$35,805	$(49,194)
Intangible asset amortization	3,988	4,747	8,133	9,516
Non-cash purchase accounting adjustments (g)	3,137	4,817	5,093	7,475
Amortization of deferred financing costs and original issuance discounts (b)	1,270	11,377	2,544	14,451
Management fee (a)	—	30,697	—	31,627
Refinancing charges (b)	—	7,000	—	7,000
Equity based compensation	933	728	1,881	1,124
Gain on sale of assets (e)	—	—	—	(2,660)

Adjusted income before income taxes	45,251	23,226	53,456	19,339
Adjusted income tax expense (h)	16,904	9,022	20,350	8,022

Adjusted net income	$28,347	$14,204	$33,106	$11,317

Adjusted net income per common share – diluted	$0.24	$0.12	$0.28	$0.11

Weighted-average number of common shares-diluted	120,323,581	116,197,981	120,232,590	105,561,342

(a)	In 2012, the Company entered into a management agreement with THL and Advent under which THL and Advent provided advice to the Company on, among other things, financing, operations, acquisitions and dispositions. Under the management agreement, THL and Advent were paid an annual management fee for such services. In connection with the initial public offering, the management agreement was terminated and the Company paid THL and Advent a termination fee. Such amount was recorded in other expense, net in the Company’s condensed consolidated statement of operations and comprehensive loss for the three months ended June 30, 2015.

(b)	The Company used proceeds from the initial public offering to redeem the Nextco Notes. The redemption required a prepayment penalty of $7,000. The Company recorded the prepayment penalty in other expense, net in the Company’s condensed consolidated statement of operations and comprehensive loss for the three months ended June 30, 2015. Additionally, in conjunction with the redemption, the Company wrote off $8,596 of capitalized debt issuance costs and original issuance discounts related to the Nextco Notes. Such charge was recorded in other expense, net in the Company’s condensed consolidated statement of operations and comprehensive loss for the three months ended June 30, 2015 and included in “Amortization of deferred financing costs and original issuance discounts” in this table and in the Company’s condensed consolidated statement of cash flows (included elsewhere in this filing).
(c)	The deferred rent adjustment reflects the difference between accounting for rent and landlord incentives in accordance with GAAP and the Company’s actual cash outlay for such items.
(d)	Charges incurred related to closing unprofitable stores.
(e)	During January 2015, the Company recorded a gain on the sale of certain assets obtained in the October 2014 acquisition of U.S. Balloon Manufacturing Co., Inc.
(f)	Represents third-party costs related to acquisitions (principally legal expenses).
(g)	On July 27, 2012, PC Merger Sub, Inc., which was our wholly-owned indirect subsidiary, merged into Party City Holdings Inc. (“PCHI”), with PCHI being the surviving entity (the “Transaction”). As a result of the Transaction, the Company applied the acquisition method of accounting and increased the value of certain property, plant and equipment. The impact of such adjustments on depreciation expense increased the Company’s expenses. These property, plant and equipment depreciation amounts are included in “Non-cash purchase accounting adjustments” for purposes of calculating “adjusted net income,” but are excluded from “Non-cash purchase accounting adjustments” for purposes of calculating adjusted EBITDA since they are included in depreciation expense.
(h)	Represents income tax expense/benefit after excluding the specific tax impacts for each of the pre-tax adjustments. The tax impacts for each of the adjustments were determined by applying to the pre-tax adjustments the effective income tax rates for the specific legal entities in which the adjustments were recorded.

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

Cash Flow

Net cash provided by operating activities totaled $62.5 million during the first six months of 2016. Net cash used in operating activities totaled $59.8 million during the first six months of 2015. Net cash flows provided by operating activities before changes in operating assets and liabilities were $73.0 million during the first six months of 2016 and $22.7 million during the first six months of 2015. The increase in net cash flows provided by operating activities before changes in operating assets and liabilities was due to improved profitability in 2016, driven by 2015 including the $30.7 million management agreement termination fee and lower interest expense in 2016 (due to debt repayment and refinancing in 2015, see “Results of Operations” above). Changes in operating assets and liabilities during the first six months of 2016 and 2015 resulted in the use of cash of $10.5 million and $82.6 million, respectively. The variance was principally due to lower interest and income tax payments in 2016. Interest payments decreased due to the redemption of the Nextco Notes, which were fully redeemed during the second quarter of 2015 with proceeds from the Company’s initial public offering, and the reduction in interest rates following the Company’s third quarter 2015 debt refinancing (see above). Income tax payments were lower in 2016 as taxable income decreased in 2015 due to non-recurring payments related to the initial public offering and the debt refinancing.

Net cash used in investing activities totaled $67.5 million during the six months ended June 30, 2016, as compared to $39.5 million during the six months ended June 30, 2015. Investing activities during 2016 included $31.8 million paid in connection with the acquisitions of franchise stores and a costumes manufacturer. Capital expenditures during the six months ended June 30, 2016 and 2015 were $35.7 million and $31.9 million, respectively. Retail capital expenditures totaled $26.5 million during 2016 and principally related to store conversions and new stores. Wholesale capital expenditures totaled $5.3 million and primarily related to printing plates and dies, as well as machinery and equipment at the Company’s manufacturing operations.

Net cash provided by financing activities was $4.8 million during the six months ended June 30, 2016, as compared to $95.3 million during the corresponding period of 2015. Borrowings were lower during 2016 principally due to the lower interest and income tax payments (see above).

At June 30, 2016, the Company had approximately $374 million of availability under its ABL Facility, after considering borrowing base restrictions.

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

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Act”)) as of June 30, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is: (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings

Information in response to this Item is incorporated herein by reference from Note 8, Commitments and Contingencies, to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Party City Holdco Inc.’s Form 8-K dated April 21, 2015)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Party City Holdco Inc.’s Form 8-K dated April 21, 2015)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three month periods ended June 30, 2016 and June 30, 2015; (iii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the six month periods ended June 30, 2016 and June 30, 2015; (iv) Condensed Consolidated Statement of Stockholders’ Equity for the six month period ended June 30, 2016 and (v) Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2016 and June 30, 2015; and (vi) Notes to the Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

PARTY CITY HOLDCO INC.

	By:	/s/ Michael A. Correale
Michael A. Correale
Date: August 9, 2016		Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)