Form 10-Q
period 2016-09-30
Party City Holdco Inc.
filed 2016-11-10
CIK 1592058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 31, 2016, 119,498,654 shares of the Registrant’s common stock were outstanding.

PARTY CITY HOLDCO INC.

Form 10-Q

September 30, 2016

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2016	December 31, 2015
	(Note 2) (Unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$47,617	$42,919
Accounts receivable, net	177,943	132,287
Inventories, net	683,655	564,259
Prepaid expenses and other current assets	68,752	50,450

Total current assets	977,967	789,915
Property, plant and equipment, net	282,666	272,420
Goodwill	1,580,551	1,562,515
Trade names	567,142	568,712
Other intangible assets, net	76,933	89,157
Other assets, net	5,269	9,684

Total assets	$3,490,528	$3,292,403

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$208,056	$126,136
Accounts payable	189,278	111,616
Accrued expenses	162,853	146,319
Income taxes payable	48	8,504
Current portion of long-term obligations	14,235	14,552

Total current liabilities	574,470	407,127
Long-term obligations, excluding current portion	1,638,643	1,646,121
Deferred income tax liabilities	277,358	276,667
Deferred rent and other long-term liabilities	60,166	49,471

Total liabilities	2,550,637	2,379,386
Commitments and contingencies
Stockholders’ equity:
Common stock (119,498,654 and 119,258,374 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively)	1,195	1,193
Additional paid-in capital	908,942	904,425
Retained earnings	72,490	40,189
Accumulated other comprehensive loss	(42,736)	(32,790)

Total stockholders’ equity	939,891	913,017

Total liabilities and stockholders’ equity	$3,490,528	$3,292,403

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,
	2016	2015
Revenues:
Net sales	$553,382	$551,380
Royalties and franchise fees	3,568	4,027

Total revenues	556,950	555,407
Expenses:
Cost of sales	356,662	361,530
Wholesale selling expenses	14,739	15,465
Retail operating expenses	100,746	102,432
Franchise expenses	3,370	3,608
General and administrative expenses	38,972	35,979
Art and development costs	5,543	4,913

Total expenses	520,032	523,927

Income from operations	36,918	31,480
Interest expense, net	22,424	29,554
Other (income) expense, net	(905)	79,130

Income (loss) before income taxes	15,399	(77,204)
Income tax expense (benefit)	5,219	(32,715)

Net income (loss)	$10,180	$(44,489)

Comprehensive income (loss)	$6,028	$(55,797)
Net income (loss) per common share-Basic	$0.09	$(0.37)
Net income (loss) per common share-Diluted	$0.08	$(0.37)
Weighted-average number of common shares-Basic	119,406,751	119,253,707
Weighted-average number of common shares-Diluted	120,472,297	119,253,707
Dividends declared per share	$0.00	$0.00

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except share and per share data)

	Nine Months Ended September 30,
	2016	2015
Revenues:
Net sales	$1,523,094	$1,500,781
Royalties and franchise fees	11,009	12,251

Total revenues	1,534,103	1,513,032
Expenses:
Cost of sales	952,294	958,667
Wholesale selling expenses	45,854	48,825
Retail operating expenses	278,070	267,975
Franchise expenses	10,507	10,597
General and administrative expenses	115,828	110,048
Art and development costs	16,596	15,369

Total expenses	1,419,149	1,411,481

Income from operations	114,954	101,551
Interest expense, net	67,857	101,430
Other (income) expense, net	(4,107)	126,519

Income (loss) before income taxes	51,204	(126,398)
Income tax expense (benefit)	18,903	(50,334)

Net income (loss)	$32,301	$(76,064)

Comprehensive income (loss)	$22,355	$(92,980)
Net income (loss) per common share-Basic	$0.27	$(0.69)
Net income (loss) per common share-Diluted	$0.27	$(0.69)
Weighted-average number of common shares-Basic	119,340,610	109,470,099
Weighted-average number of common shares-Diluted	120,312,492	109,470,099
Dividends declared per share	$0.00	$0.00

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2015	119,258,374	$1,193	$904,425	$40,189	$(32,790)	$913,017
Net income				32,301		32,301
Equity based compensation			2,829			2,829
Impact of foreign exchange contracts, net of taxes					(310)	(310)
Exercise of stock options	240,280	2	1,279			1,281
Foreign currency adjustments					(9,636)	(9,636)
Excess tax benefit			526			526
Other			(117)			(117)

Balance at September 30, 2016	119,498,654	$1,195	$908,942	$72,490	$(42,736)	$939,891

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows provided by (used in) operating activities:
Net income (loss)	$32,301	$(76,064)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	61,186	59,567
Amortization of deferred financing costs and original issuance discounts	3,821	39,225
Provision (credit) for doubtful accounts	429	(10)
Deferred income tax expense (benefit)	933	(5,994)
Deferred rent	12,240	9,580
Undistributed loss in unconsolidated joint venture	380	377
Loss (gain) on sale of assets	14	(2,488)
Equity based compensation	2,829	2,094
Changes in operating assets and liabilities, net of effects of acquired businesses:
Increase in accounts receivable	(46,576)	(50,034)
Increase in inventories	(108,882)	(104,968)
Increase in prepaid expenses and other current assets	(15,046)	(12,178)
Increase (decrease) in accounts payable, accrued expenses and income taxes payable	79,848	(23,656)

Net cash provided by (used in) operating activities	23,477	(164,549)
Cash flows used in investing activities:
Cash paid in connection with acquisitions, net of cash acquired	(31,820)	(18,405)
Capital expenditures	(57,324)	(62,032)
Proceeds from disposal of property and equipment	31	604

Net cash used in investing activities	(89,113)	(79,833)
Cash flows provided by financing activities:
Repayment of loans, notes payable and long-term obligations	(28,158)	(2,327,517)
Proceeds from loans, notes payable and long-term obligations	97,943	2,198,600
Cash held in escrow in connection with acquisitions	0	(3,832)
Issuance of common stock	0	397,159
Excess tax benefit from stock options	526	0
Exercise of stock options	1,281	30
Debt issuance costs	(44)	(11,248)

Net cash provided by financing activities	71,548	253,192
Effect of exchange rate changes on cash and cash equivalents	(1,214)	(2,219)

Net increase in cash and cash equivalents	4,698	6,591
Cash and cash equivalents at beginning of period	42,919	47,214

Cash and cash equivalents at end of period	$47,617	$53,805

Supplemental disclosure of cash flow information:
Cash paid during the period
Interest	$71,095	$127,367
Income taxes, net of refunds	$26,103	$36,675

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share)

Note 1 – Description of Business

Party City Holdco Inc. (the “Company” or “Party City Holdco”) is a vertically integrated supplier of decorated party goods. The Company designs, manufactures, sources and distributes party goods, including paper and plastic tableware, metallic and latex balloons, Halloween and other costumes, accessories, novelties and stationery throughout the world. The Company’s retail operations include over 900 specialty retail party supply stores (including approximately 180 franchise stores) in the United States and Canada operating under the names Party City and Halloween City, and e-commerce websites, principally through the domain name PartyCity.com. Party City Holdco franchises both individual stores and franchise areas throughout the United States, Mexico and Puerto Rico, principally under the name Party City.

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

Recently Issued Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments”. The pronouncement clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. The update is effective for the Company during the first quarter of 2018. The Company is in the process of evaluating the impact of the pronouncement on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting”. The pronouncement simplifies several aspects of the accounting for share-based payment transactions. The update is effective for the Company during the first quarter of 2017. The Company is in the process of evaluating the impact of the pronouncement on the Company’s consolidated financial statements.

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

Note 3 – Inventories

Inventories consisted of the following:

	September 30, 2016	December 31, 2015
Finished goods	$649,880	$532,606
Raw materials	24,329	21,278
Work in process	9,446	10,375

	$683,655	$564,259

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

Note 4 – Income Taxes

The income tax expense for the three and nine months ended September 30, 2016 was determined based upon the Company’s estimated consolidated effective income tax rate for the year ending December 31, 2016. The difference between the estimated consolidated effective income tax rate for the year ending December 31, 2016 and the U.S. federal statutory rate is primarily attributable to state income taxes, unrecognized foreign tax credits and benefits on certain foreign losses, partially offset by a foreign rate differential and available domestic manufacturing deductions.

Note 5 – Changes in Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss consisted of the following:

	Three Months Ended September 30, 2016
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at June 30, 2016	$(39,500)	$916	$(38,584)
Other comprehensive loss before reclassifications, net	(3,537)	(470)	(4,007)
Amounts reclassified from accumulated other comprehensive loss to the condensed consolidated statement of operations and comprehensive income, net	0	(145)	(145)

Net current-period other comprehensive loss, net	(3,537)	(615)	(4,152)

Balance at September 30, 2016	$(43,037)	$301	$(42,736)

	Three Months Ended September 30, 2015
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at June 30, 2015	$(18,589)	$246	$(18,343)
Other comprehensive (loss) income before reclassifications, net	(11,502)	211	(11,291)
Amounts reclassified from accumulated other comprehensive loss to the condensed consolidated statement of operations and comprehensive loss, net	0	(17)	(17)

Net current-period other comprehensive (loss) income, net	(11,502)	194	(11,308)

Balance at September 30, 2015	$(30,091)	$440	$(29,651)

	Nine Months Ended September 30, 2016
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at December 31, 2015	$(33,401)	$611	$(32,790)
Other comprehensive (loss) income before reclassifications, net	(9,636)	183	(9,453)
Amounts reclassified from accumulated other comprehensive loss to the condensed consolidated statement of operations and comprehensive income, net	0	(493)	(493)

Net current-period other comprehensive loss, net	(9,636)	(310)	(9,946)

Balance at September 30, 2016	$(43,037)	$301	$(42,736)

	Nine Months Ended September 30, 2015
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at December 31, 2014	$(12,969)	$234	$(12,735)
Other comprehensive (loss) income before reclassifications, net	(17,122)	476	(16,646)
Amounts reclassified from accumulated other comprehensive loss to the condensed consolidated statement of operations and comprehensive loss, net	0	(270)	(270)

Net current-period other comprehensive (loss) income, net	(17,122)	206	(16,916)

Balance at September 30, 2015	$(30,091)	$440	$(29,651)

Note 6 – Capital Stock

At September 30, 2016, the Company’s authorized capital stock consisted of 300,000,000 shares of $0.01 par value common stock.

Note 7 – Segment Information

Industry Segments

The Company has two identifiable business segments. The Wholesale segment designs, manufactures, contracts for manufacture and distributes party goods, including paper and plastic tableware, metallic and latex balloons, Halloween and other costumes, accessories, novelties and stationery throughout the world. The Retail segment operates specialty retail party supply stores in the United States and Canada, principally under the names Party City and Halloween City, and it operates e-commerce websites, principally through the domain name Partycity.com. The Retail segment also franchises both individual stores and franchise areas throughout the United States, Mexico and Puerto Rico, principally under the name Party City.

The Company’s industry segment data for the three months ended September 30, 2016 and September 30, 2015 was as follows:

	Wholesale	Retail	Consolidated
Three Months Ended September 30, 2016
Revenues:
Net sales	$416,387	$347,557	$763,944
Royalties and franchise fees	0	3,568	3,568

Total revenues	416,387	351,125	767,512
Eliminations	(210,562)	0	(210,562)

Net revenues	$205,825	$351,125	$556,950

Income from operations	$35,532	$1,386	$36,918

Interest expense, net			22,424
Other income, net			(905)

Income before income taxes			$15,399

	Wholesale	Retail	Consolidated
Three Months Ended September 30, 2015
Revenues:
Net sales	$418,447	$339,465	$757,912
Royalties and franchise fees	0	4,027	4,027

Total revenues	418,447	343,492	761,939
Eliminations	(206,532)	0	(206,532)

Net revenues	$211,915	$343,492	$555,407

Income (loss) from operations	$35,860	$(4,380)	$31,480

Interest expense, net			29,554
Other expense, net			79,130

Loss before income taxes			$(77,204)

The Company’s industry segment data for the nine months ended September 30, 2016 and September 30, 2015 was as follows:

	Wholesale	Retail	Consolidated
Nine Months Ended September 30, 2016
Revenues:
Net sales	$945,071	$1,043,212	$1,988,283
Royalties and franchise fees	0	11,009	11,009

Total revenues	945,071	1,054,221	1,999,292
Eliminations	(465,189)	0	(465,189)

Net revenues	$479,882	$1,054,221	$1,534,103

Income from operations	$65,669	$49,285	$114,954

Interest expense, net			67,857
Other income, net			(4,107)

Income before income taxes			$51,204

	Wholesale	Retail	Consolidated
Nine Months Ended September 30, 2015
Revenues:
Net sales	$923,717	$1,003,196	$1,926,913
Royalties and franchise fees	0	12,251	12,251

Total revenues	923,717	1,015,447	1,939,164
Eliminations	(426,132)	0	(426,132)

Net revenues	$497,585	$1,015,447	$1,513,032

Income from operations	$59,882	$41,669	$101,551

Interest expense, net			101,430
Other expense, net			126,519

Loss before income taxes			$(126,398)

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

The foreign currency exchange contracts are reflected in the condensed consolidated balance sheets at fair value. The fair value of the foreign currency exchange contracts is the estimated amount that the counterparties would receive or pay to terminate the foreign currency exchange contracts at the reporting date, taking into account current foreign exchange spot rates. At September 30, 2016 and December 31, 2015, the Company had certain foreign currency exchange contracts that qualified for hedge accounting. No components of these agreements were excluded in the measurement of hedge effectiveness. As these hedges were 100% effective, there was no impact on earnings due to hedge ineffectiveness. The Company anticipates that substantially all unrealized gains and losses in accumulated other comprehensive loss related to these foreign currency exchange contracts will be reclassified into earnings by June 2018.

The following table displays the fair values of the Company’s derivatives at September 30, 2016 and December 31, 2015:

	Derivative Assets				Derivative Liabilities
	Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value
Derivative Instrument	September 30, 2016		December 31, 2015		September 30, 2016		December 31, 2015
Foreign Exchange Contracts	(a) PP	$385	(a) PP	$773	(b) AE	$288	(b) AE	$391

(a)	PP = Prepaid expenses and other current assets
(b)	AE = Accrued expenses

The following table displays the notional amounts of the Company’s derivatives at September 30, 2016 and December 31, 2015:

Derivative Instrument	September 30, 2016	December 31, 2015
Foreign Exchange Contracts	$21,825	$23,028

Note 10 – Fair Value Measurements

The provisions of FASB ASC Topic 820, “Fair Value Measurement”, define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The following table shows assets and liabilities as of September 30, 2016 that are measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
Derivative assets	$0	$385	$0	$385
Derivative liabilities	0	288	0	288

The following table shows assets and liabilities as of December 31, 2015 that are measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
Derivative assets	$0	$773	$0	$773
Derivative liabilities	0	391	0	391

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record other assets and liabilities at fair value on a nonrecurring basis, generally as a result of impairment charges.

The carrying amounts for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximated fair value at September 30, 2016 because of the short-term maturities of the instruments and/or their variable rates of interest.

The carrying amount and fair value of the Company’s borrowings under its $1,340,000 senior secured term loan facility (“Term Loan Credit Agreement”) and its $350,000 of 6.125% senior notes (“Senior Notes”) are as follows:

	September 30, 2016
	Carrying Amount	Fair Value
Term Loan Credit Agreement	$1,307,026	$1,331,575
Senior Notes	344,339	363,125

The fair values of the Term Loan Credit Agreement and the Senior Notes represent Level 2 fair value measurements as the debt instruments trade in inactive markets.

The carrying amounts for other long-term debt approximated fair value at September 30, 2016 based on the discounted future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturity.

During August 2015, the Company acquired 75% of the operations of Accurate Custom Injection Molding Inc. (“ACIM”). Based on the terms of the acquisition agreement, the Company will acquire the remaining 25% interest in ACIM over the next eight years and the Company’s liability for the estimated purchase price of such interest was $405 at September 30, 2016. The liability represents a Level 3 fair value measurement as it is based on unobservable inputs.

During March 2015, the Company acquired all of the stock of Travis Designs Limited (“Travis”), a United Kingdom-based entity with costume design and sourcing capabilities. The purchase price includes contingent consideration, based on the sales of the business acquired through the end of 2016. As of September 30, 2016, the liability was $1,102. The liability represents a Level 3 fair value measurement as it is based on unobservable inputs.

Note 11 – Earnings Per Share

Basic earnings per share are computed by dividing net income available for common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated based on the weighted average number of outstanding common shares plus the dilutive effect of stock options as if they were exercised.

A reconciliation between basic and diluted income (loss) per share is as follows:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Net income (loss)	$10,180	$(44,489)	$32,301	$(76,064)
Weighted average shares - Basic	119,406,751	119,253,707	119,340,610	109,470,099
Effect of dilutive securities:
Stock options	1,065,546	0	971,882	0

Weighted average shares - Diluted	120,472,297	119,253,707	120,312,492	109,470,099

Net income (loss) per common share - Basic	$0.09	$(0.37)	$0.27	$(0.69)

Net income (loss) per common share - Diluted	$0.08	$(0.37)	$0.27	$(0.69)

During both the three and nine months ended September 30, 2016 and September 30, 2015, 2,276,695 stock options and 4,544,964 stock options, respectively, were excluded from the calculation of net income (loss) per common share – diluted as they were anti-dilutive.

Note 12 – Long-Term Obligations

Long-term obligations at September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016	December 31, 2015
Term Loan Credit Agreement	$1,307,026	$1,314,538
Capital lease obligations	1,513	2,414
Senior Notes	344,339	343,721

Total long-term obligations	1,652,878	1,660,673
Less: current portion	(14,235)	(14,552)

Long-term obligations, excluding current portion	$1,638,643	$1,646,121

Note 13 — Subsequent Event

During October 2016, the Company amended its Term Loan Credit Agreement. Prior to the execution of the amendment in October 2016, the Company borrowed $100,000 under its $540,000 asset-based revolving credit facility (which has a seasonal increase to $640,000 during a certain period of each calendar year) (“ABL Facility”) and used the proceeds to make a voluntary prepayment of a portion of the outstanding balance under the Term Loan Credit Agreement. Then, at the time of the amendment, all outstanding term loans were replaced with new term loans for the same principal amount. The applicable margin for ABR borrowings was lowered from 2.25% to 2.00% and the applicable margin for LIBOR borrowings was lowered from 3.25% to 3.00%. Additionally, the LIBOR floor was lowered from 1.00% to 0.75%.

The amended agreement provides for two pricing options: (i) an ABR for any day, a rate per annum equal to the greater of (a) the prime rate in effect on such day, (b) the federal funds effective rate in effect on such day plus 0.5%, (c) the adjusted LIBOR rate plus 1% and (d) 1.75% or (ii) the LIBOR rate, with a LIBOR floor of 0.75%, in each case plus an applicable margin. The amendment provides that the term loans are subject to a 1.00% prepayment premium if voluntarily repaid within six months from the date of the amendment. Otherwise, the term loans may be voluntarily prepaid at any time without premium or penalty, other than customary breakage costs with respect to loans based on the LIBOR rate.

The Company incurred $626 of costs, principally banker fees, in conjunction with the amendment.

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

Our wholesale revenues are generated from the sale of party goods for all occasions, including paper and plastic tableware, accessories and novelties, metallic and latex balloons and stationery. Our products are sold at wholesale to party goods superstores, including our franchise stores, other party goods retailers, mass merchants, independent card and gift stores, dollar stores and other retailers and distributors throughout the world.

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

Results of Operations

Three Months Ended September 30, 2016 Compared To Three Months Ended September 30, 2015

The following table sets forth the Company’s operating results and operating results as a percentage of total revenues for the three months ended September 30, 2016 and 2015.

	Three Months Ended September 30,
	2016		2015
	(Dollars in thousands)
Revenues:
Net sales	$553,382	99.4%	$551,380	99.3%
Royalties and franchise fees	3,568	0.6	4,027	0.7

Total revenues	556,950	100.0	555,407	100.0
Expenses:
Cost of sales	356,662	64.0	361,530	65.1
Wholesale selling expenses	14,739	2.7	15,465	2.8
Retail operating expenses	100,746	18.1	102,432	18.4
Franchise expenses	3,370	0.6	3,608	0.6
General and administrative expenses	38,972	7.0	35,979	6.5
Art and development costs	5,543	1.0	4,913	0.9

Total expenses	520,032	93.4	523,927	94.3

Income from operations	36,918	6.6	31,480	5.7
Interest expense, net	22,424	4.0	29,554	5.3
Other (income) expense, net	(905)	(0.2)	79,130	14.3

Income (loss) before income taxes	15,399	2.8	(77,204)	(13.9)
Income tax expense (benefit)	5,219	1.0	(32,715)	(5.9)

Net income (loss)	$10,180	1.8%	$(44,489)	(8.0)%

Net income (loss) per common share – Basic	$0.09		$(0.37)
Net income (loss) per common share – Diluted	$0.08		$(0.37)

Revenues

Total revenues for the third quarter of 2016 were $557.0 million and were $1.5 million, or 0.3%, higher than the third quarter of 2015. The following table sets forth the Company’s total revenues for the three months ended September 30, 2016 and 2015.

	Three Months Ended September 30,
	2016		2015
	Dollars in Thousands	Percentage of Total Revenues	Dollars in Thousands	Percentage of Total Revenues
Net Sales:
Wholesale	$416,387	74.8%	$418,447	75.3%
Eliminations	(210,562)	(37.8)%	(206,532)	(37.1)%

Net wholesale	205,825	37.0%	211,915	38.2%
Retail	347,557	62.4%	339,465	61.1%

Total net sales	553,382	99.4%	551,380	99.3%
Royalties and franchise fees	3,568	0.6%	4,027	0.7%

Total revenues	$556,950	100.0%	$555,407	100.0%

Retail

Retail net sales during the third quarter of 2016 were $347.6 million and increased $8.1 million, or 2.4%, compared to the third quarter of 2015. Retail net sales at our Party City stores totaled $305.6 million and were $11.7 million, or 4.0%, higher than the third quarter of 2015, reflecting increased store count and positive same-store sales. During the twelve months ended September 30, 2016, we acquired 23 franchise stores, opened 24 new stores and closed 14 stores. Global retail e-commerce sales totaled $35.8 million during the three months ended September 30, 2016 and were $0.2 million, or 0.6% lower than the three months ended September 30, 2015. Global retail e-commerce sales were negatively impacted by $1.0 million as the U.S. Dollar strengthened in comparison to the British Pound Sterling. Sales at our temporary Halloween City stores were $6.2 million during the third quarter of 2016 or $3.4 million lower than the corresponding quarter of 2015. The decrease was principally due to the Company making a strategic decision to open fewer Halloween City stores during the 2016 Halloween selling season in response to the impact of Halloween falling on a Monday this year, as opposed to on a Saturday last year.

Same-store sales for the Party City brand (including North American retail e-commerce sales) increased by 1.2% during the third quarter of 2016; as a 2.8% increase in average transaction dollar size was partially offset by a 1.6% decrease in transaction count. Excluding the impact of e-commerce, same-store sales increased by 0.4% as a 2.5% increase in average transaction dollar size, principally due to less promotional activity in our retail stores, opportunistic price increases and improved mix, was partially offset by a 2.1% decrease in transaction count. The North American retail e-commerce sales included in our same store sales for the Party City brand comp increased by 8.6% as a 10.3% increase in transaction count was partially offset by a 1.7% decrease in average transaction dollar size. The increase in e-commerce transaction count reflects improved customer conversion (the percentage of website visitors who purchase product from the site), principally due to enhanced digital marketing, expanded product assortment and increased promotional activity. The decrease in average transaction dollar size principally reflects the increased promotional activity, mostly related to free shipping of product. Same-store sales percentages were not affected by foreign currency as such percentages are calculated in local currency.

Wholesale

Wholesale net sales during the third quarter of 2016 totaled $205.8 million and were $6.1 million, or 2.9% lower than during the third quarter of 2015. Net sales to domestic party goods retailers and distributors (including our franchisee network) totaled $106.3 million and were $8.0 million, or 7.0%, lower than in the third quarter of 2015. The decrease was principally due to our acquisition of 23 franchise stores during December 2015 and January 2016, as post-acquisition sales to such stores (approximately $6 million during the third quarter of 2015) are now eliminated as intercompany sales. Additionally, gift product sales were approximately $2 million lower than during the third quarter of 2015 principally due to the de-emphasis and reorganization of our Grasslands Road gift division. Net sales of metallic balloons to domestic distributors and retailers and our franchisee network totaled $18.5 million in the third quarter of 2016 and were $0.3 million, or 1.6%, higher than the third quarter of 2015. Our international sales (which include U.S. export sales and exclude U.S. import sales from foreign subsidiaries) totaled $81.0 million and were $1.6 million, or 2.0% higher than the third quarter of 2015 despite a $7.2 million negative impact from foreign currency translation. The translation impact was principally due to the U.S. Dollar strengthening in comparison to the British Pound Sterling. International sales increased versus the corresponding quarter of 2015 primarily due to higher costumes sales (impact of approximately $4 million, principally into the U.K. market), increased sales of garments and accessories (impact of approximately $2 million, also principally into the U.K. market) and higher sales of latex balloons (impact of approximately $1 million).

Intercompany sales to our retail affiliates totaled $210.6 million during the third quarter of 2016 and were $4.0 million, or 2.0% higher than the corresponding quarter of 2015. Intercompany sales represented 50.6% of total wholesale sales during the third quarter of 2016, compared to 49.4% during the corresponding quarter of 2015. The increase in intercompany sales was principally due to the impact of the higher company store count (as discussed above under “-Retail”) and the increasing share of shelf (as noted below under “-Gross Profit”) being partially offset by certain shipments of Halloween product shifting from the third quarter of 2015 to the second quarter of 2016. The intercompany sales of our wholesale segment are eliminated against the intercompany purchases of our retail segment in the consolidated financial statements.

Royalties and franchise fees

Royalties and franchise fees for the third quarter of 2016 were $3.6 million and were $0.5 million lower than the third quarter of 2015 principally due to acquiring 23 franchise stores during December 2015 and January 2016.

Gross Profit

The following table sets forth the Company’s gross profit for the three months ended September 30, 2016 and September 30, 2015.

	Three Months Ended September 30,
	2016		2015
	Dollars in Thousands	Percentage of Net Sales	Dollars in Thousands	Percentage of Net Sales
Retail	$133,177	38.3%	$127,871	37.7%
Wholesale	63,543	30.9	61,979	29.2

Total	$196,720	35.5%	$189,850	34.4%

The gross profit margin on net sales at retail during the third quarter of 2016 was 38.3% or 60 basis points higher than in the third quarter of 2015. The increase in margin was principally driven by: 1) an increase in our wholesale share of shelf at our Party

City stores and our North American retail e-commerce operations (i.e., the percentage of our retail product cost of sales supplied by our wholesale operations) from 73.5% during the third quarter of 2015 to 75.1% during the third quarter of 2016, 2) reduced promotional activity in our retail stores and 3) favorable mix. These positive drivers were partially offset by higher occupancy costs and the impact of the strengthening of the U.S. Dollar on our international retail operations that purchase product denominated in U.S. Dollars and sell in local currency (approximately $0.5 million impact).

The gross profit on net sales at wholesale during the third quarters of 2016 and 2015 was 30.9% and 29.2%, respectively. The increase in margin was primarily driven by reduced product costs and the favorable impact on gross margin rate associated with lower sales of licensed products, partially offset by the strengthening of the U.S. Dollar and its unfavorable impact on certain of our international subsidiaries that purchase product denominated in U.S. Dollars and sell in local currency (approximately $1 million impact).

Operating expenses

Wholesale selling expenses totaled $14.7 million in the third quarter of 2016 and were $0.7 million, or 4.7%, lower than during the corresponding quarter of 2015 principally due to the impact of foreign currency translation. Wholesale selling expenses were 7.2% and 7.3% of net wholesale sales during the third quarters of 2016 and 2015, respectively.

Retail operating expenses during the third quarter of 2016 were $100.7 million and were $1.7 million, or 1.6%, lower than during the third quarter of 2015. The decrease was principally due to improved labor productivity and efficiency in our stores, in part as a result of the costs associated with last year’s reset activities. Retail operating expenses were 29.0% and 30.2% of net retail sales during the third quarters of 2016 and 2015, respectively.

Franchise expenses during the third quarters of 2016 and 2015 were $3.4 million and $3.6 million, respectively.

General and administrative expenses during the third quarter of 2016 totaled $39.0 million and were $3.0 million, or 8.3%, higher than in the third quarter of 2015. The increase was principally due to inflationary cost increases and higher professional fees (partially related to costs incurred in connection with Sarbanes-Oxley compliance procedures).

Art and development costs were $5.5 million and $4.9 million during the third quarters of 2016 and 2015, respectively. The increase was principally due to increased head count and other costs incurred in order to support the expansion of Halloween and other retail programs.

Interest expense, net

Interest expense, net, totaled $22.4 million during the third quarter of 2016, compared to $29.6 million during the third quarter of 2015. The decrease reflects the reduction in interest rates following the Company’s August 2015 debt refinancing.

Other (income) expense, net

Other (income) expense, net generally includes foreign currency transaction (gains) losses, corporate development expenses and (gains) losses from unconsolidated joint ventures.

For the third quarter of 2016, other income, net, totaled $0.9 million. Such amount included $1.8 million of foreign currency transaction gains.

For the third quarter of 2015, other expense, net, totaled $79.1 million, all of which related to the refinancing of the Company’s debt. During the three months ended September 30, 2015, the Company redeemed its $700 million of 8.875% senior notes (“Old Senior Notes”) and refinanced its existing $1,125 million senior secured term loan facility (“Old Term Loan Credit Agreement”) and $400 million asset-based revolving credit facility (“Old ABL Facility”) with new indebtedness consisting of: (i) a $1,340 million senior secured term loan facility (“Term Loan Credit Agreement”), (ii) a $540 million asset-based revolving credit facility (with a seasonal increase to $640 million during a certain period of each calendar year) (“ABL Facility”) and (iii) $350 million of 6.125% senior notes (“Senior Notes”). The redemption price for the Old Senior Notes was 6.656 % of the principal amount, $46.6 million. The Company recorded such amount in other expense, net. Additionally, in conjunction with the refinancing, the Company wrote-off $22.7 million of previously capitalized deferred financing costs, original issuance discounts and call premiums and also recorded such amount in other expense, net. Further, in conjunction with the refinancing of the term loans, the Company incurred banker and legal fees, $9.8 million of which was recorded in other expense, net.

Income tax expense (benefit)

The income tax expense for the three months ended September 30, 2016 was determined based upon the Company’s estimated consolidated effective income tax rate for the year ending December 31, 2016.

The difference between the estimated consolidated effective income tax rate for the year ending December 31, 2016, as determined as of September 30, 2016, and the U.S. federal statutory rate is primarily attributable to state income taxes, unrecognized foreign tax credits and benefits on certain foreign losses, partially offset by a foreign rate differential and available domestic manufacturing deductions.

Nine Months Ended September 30, 2016 Compared To Nine Months Ended September 30, 2015

The following table sets forth the Company’s operating results and operating results as a percentage of total revenues for the nine months ended September 30, 2016 and 2015.

	Nine Months Ended September 30,
	2016		2015
	(Dollars in thousands)
Revenues:
Net sales	$1,523,094	99.3%	$1,500,781	99.2%
Royalties and franchise fees	11,009	0.7	12,251	0.8

Total revenues	1,534,103	100.0	1,513,032	100.0
Expenses:
Cost of sales	952,294	62.1	958,667	63.4
Wholesale selling expenses	45,854	2.9	48,825	3.2
Retail operating expenses	278,070	18.1	267,975	17.7
Franchise expenses	10,507	0.7	10,597	0.7
General and administrative expenses	115,828	7.6	110,048	7.3
Art and development costs	16,596	1.1	15,369	1.0

Total expenses	1,419,149	92.5	1,411,481	93.3

Income from operations	114,954	7.5	101,551	6.7
Interest expense, net	67,857	4.4	101,430	6.7
Other (income) expense, net	(4,107)	(0.2)	126,519	8.4

Income (loss) before income taxes	51,204	3.3	(126,398)	(8.4)
Income tax expense (benefit)	18,903	1.2	(50,334)	(3.4)

Net income (loss)	$32,301	2.1%	$(76,064)	(5.0)%

Net income (loss) per common share – Basic	$0.27		$(0.69)
Net income (loss) per common share – Diluted	$0.27		$(0.69)

Revenues

Total revenues for the nine months ended September 30, 2016 were $1,534.1 million and were $21.1 million, or 1.4%, higher than the corresponding period of 2015. The following table sets forth the Company’s total revenues for the nine months ended September 30, 2016 and 2015.

	Nine Months Ended September 30,
	2016		2015
	Dollars in Thousands	Percentage of Total Revenues	Dollars in Thousands	Percentage of Total Revenues
Net Sales:
Wholesale	$945,071	61.6%	$923,717	61.1%
Eliminations	(465,189)	(30.3)%	(426,132)	(28.2)%

Net wholesale	479,882	31.3%	497,585	32.9%
Retail	1,043,212	68.0%	1,003,196	66.3%

Total net sales	1,523,094	99.3%	1,500,781	99.2%
Royalties and franchise fees	11,009	0.7%	12,251	0.8%

Total revenues	$1,534,103	100.0%	$1,513,032	100.0%

Retail

Retail net sales during the nine months ended September 30, 2016 were $1,043.2 million and increased $40.0 million, or 4.0%, compared to the corresponding period of 2015. Retail net sales at our Party City stores totaled $934.3 million and were $37.3 million, or 4.2% higher than the corresponding period of 2015, as increased store count and positive same-store sales were partially offset by the impact of foreign currency translation. During the twelve months ended September 30, 2016, we acquired 23 franchise stores, opened 24 new stores and closed 14 stores. A strengthening of the U.S. Dollar, in comparison to the Canadian Dollar, negatively impacted our Canadian retail sales during the first nine months of 2016 by $2.5 million. Global retail e-commerce sales totaled $102.7 million during the nine months ended September 30, 2016 and were $6.1 million, or 6.3% higher than the nine months ended September 30, 2015. The North American retail e-commerce sales included in our same store sales for the Party City brand comp increased by 11.8% during the period (see below for further detail). This positive factor was partially offset by a $1.8 million decrease in e-commerce sales due to the strengthening of the U.S. Dollar in comparison to the British Pound Sterling. Sales at our temporary Halloween City stores were $6.2 million during 2016 or $3.4 million lower than the corresponding period of 2015. The decrease was principally due to the Company making a strategic decision to open fewer Halloween City stores during the 2016 Halloween selling season in response to the impact of Halloween falling on a Monday this year, as opposed to on a Saturday last year.

Same-store sales for the Party City brand (including North American retail e-commerce sales) increased by 1.3% during the first nine months of 2016; as a 2.3% increase in average transaction dollar size was partially offset by a 1.0% decrease in transaction count. Excluding the impact of e-commerce, same-store sales increased by 0.3% as a 1.8% increase in average transaction dollar size was partially offset by a 1.5% decrease in transaction count. The increase in average transaction dollar size was principally due to opportunistic price increases and improved mix. The North American retail e-commerce sales included in our same store sales for the Party City brand comp increased by 11.8% as a 12.5% increase in transaction count was partially offset by a 0.7% decrease in average transaction dollar size. The increase in e-commerce transaction count reflects improved customer conversion (the percentage of website visitors who purchase product from the site), principally due to enhanced digital marketing, expanded product assortment and increased promotional activity. The decrease in average transaction dollar size principally relates to the increased promotional activity, mostly related to free shipping of product. Same-store sales percentages were not affected by foreign currency as such percentages are calculated in local currency.

Wholesale

Wholesale net sales during the first nine months of 2016 totaled $479.9 million and were $17.7 million, or 3.6% lower than during the first nine months of 2015. Net sales to domestic party goods retailers and distributors (including our franchisee network) totaled $247.3 million and were $23.3 million, or 8.6% lower than the corresponding period of 2015. The decrease was principally due to our acquisition of 23 franchise stores during December 2015 and January 2016; as post-acquisition sales to such stores (approximately $14 million during the first nine months of 2015) are now eliminated as intercompany sales. The decrease was also partially due to lower gift product sales (approximately $7 million impact) due to the de-emphasis and reorganization of our Grasslands Road gift division. These factors were partially offset by the August 2015 acquisition of Accurate Custom Injection Molding Inc. positively impacting sales during the first nine months of 2016 by approximately $3 million. Net sales of metallic balloons to domestic distributors and retailers and our franchisee network totaled $58.8 million during the first nine months of 2016 and were $1.3 million, or 2.2% lower than the corresponding period of 2015 as certain Valentine’s Day sales shifted into December 2015 (the corresponding sales for the previous Valentine’s Day occurred in January 2015). Our international sales (which include U.S. export sales and exclude U.S. import sales from foreign subsidiaries) totaled $173.8 million and were $6.9 million, or 4.1% higher than the corresponding period of 2015, despite an $11.3 million negative impact from foreign currency translation during 2016. International sales increased versus the corresponding period of 2015 primarily due to higher costumes sales (impact of approximately $4 million, principally into the U.K. market), increased sales of garments and accessories (impact of approximately $3 million, also principally into the U.K. market), the success of a new store-in-store program with a mass merchandiser in Australia (impact of approximately $2 million), increased sales in Europe due to the 2016 European football championships (impact of approximately $2 million) and higher sales of latex balloons (impact of approximately $1 million).

Intercompany sales to our retail affiliates totaled $465.2 million during the first nine months of 2016 and were $39.1 million, or 9.2%, higher than the corresponding period of 2015. Intercompany sales represented 49.2% of total wholesale sales during the first nine months of 2016, compared to 46.1% during the corresponding period of 2015. The increase in intercompany sales was principally due to the impact of the higher company store count (as discussed above under “-Retail”), the increasing share of shelf (as noted below under “-Gross Profit”), and higher shipments of summer/luau product. The intercompany sales of our wholesale segment are eliminated against the intercompany purchases of our retail segment in the consolidated financial statements.

Royalties and franchise fees

Royalties and franchise fees for the first nine months of 2016 were $11.0 million and were $1.2 million lower than the first nine months of 2015 principally due to acquiring franchise stores during December 2015 and January 2016.

Gross Profit

The following table sets forth the Company’s gross profit for the nine months ended September 30, 2016 and September 30, 2015.

	Nine Months Ended September 30,
	2016		2015
	Dollars in Thousands	Percentage of Net Sales	Dollars in Thousands	Percentage of Net Sales
Retail	$419,283	40.2%	$394,607	39.3%
Wholesale	151,517	31.6	147,507	29.6

Total	$570,800	37.5%	$542,114	36.1%

The gross profit margin on net sales at retail during the first nine months of 2016 was 40.2%, or 90 basis points, higher than the corresponding period of 2015. The increase in margin was principally driven by an increase in our wholesale share of shelf at our Party City stores and our North American retail e-commerce operations (i.e., the percentage of our retail product cost of sales supplied by our wholesale operations) from 73.6% during the first nine months of 2015 to 75.9% during the first nine months of 2016.

The gross profit on net sales at wholesale during the first nine months of 2016 and 2015 was 31.6% and 29.6%, respectively. The increase in margin was primarily driven by reduced product costs and the favorable impact on gross margin rate associated with lower sales of licensed products. These positive factors were partially offset by the strengthening of the U.S. Dollar and its unfavorable impact on certain of our international subsidiaries that purchase product denominated in U.S. Dollars and sell in local currency.

Operating expenses

Wholesale selling expenses totaled $45.9 million in the first nine months of 2016 and were $3.0 million, or 6.1%, lower than in the corresponding period of 2015. The decrease was principally due to cost savings associated with the reorganization of our gift sales group (discussed above) and, to a lesser extent, the $1.0 million impact of foreign currency translation at international subsidiaries. Wholesale selling expenses were 9.6% and 9.8% of net wholesale sales during the first nine months of 2016 and 2015, respectively.

Retail operating expenses during the first nine months of 2016 were $278.1 million and were $10.1 million, or 3.8%, higher than the corresponding period of 2015. The increase was principally due to higher store payroll costs (driven by the higher store count) and higher advertising costs in support of our new campaign which was launched in the second quarter of 2016. Foreign currency translation at international subsidiaries reduced retail operating expenses by $0.8 million in comparison to 2015. Retail operating expenses were 26.7% of net retail sales during both the first nine months of 2016 and the first nine months of 2015.

Franchise expenses during the first nine months of 2016 and 2015 were $10.5 million and $10.6 million, respectively.

General and administrative expenses during the first nine months of 2016 totaled $115.8 million and were $5.8 million, or 5.3%, higher than in 2015. The increase was principally due to inflationary cost increases, higher professional fees (partially related to costs incurred in connection with Sarbanes-Oxley compliance procedures) and higher stock-based compensation expense. Foreign currency translation at international subsidiaries reduced general and administrative expenses by $1.2 million in comparison to 2015.

Art and development costs were $16.6 million and $15.4 million during the first nine months of 2016 and 2015, respectively. The increase was principally due to increased head count and other costs incurred in order to support the expansion of Halloween and other retail programs.

Interest expense, net

Interest expense, net, totaled $67.9 million during the first nine months of 2016, compared to $101.4 million during the corresponding period of 2015. The decrease principally reflects the reduction in interest rates following the Company’s third quarter 2015 debt refinancing and the repayment of the $350.0 million PIK notes (the “Nextco Notes”), which were fully redeemed during the second quarter 2015 with proceeds from the Company’s initial public offering.

Other (income) expense, net

Other (income) expense, net generally includes foreign currency transaction (gains) losses, corporate development expenses and (gains) losses from unconsolidated joint ventures.

For the nine months ended September 30, 2016, other income, net, totaled $4.1 million. Such amount included $6.9 million of foreign currency transaction gains, primarily the impact of the change in the U.S. Dollar from December 31, 2015 to September 30, 2016 and the corresponding re-measurement of the U.S. dollar-denominated receivables and payables of our foreign operations.

For the nine months ended September 30, 2015, other expense, net, totaled $126.5 million, $79.1 million of which related to the third quarter refinancing of the Company’s debt and $46.3 million of which related to the Company’s initial public offering.

During the three months ended September 30, 2015, the Company redeemed its Old Senior Notes and refinanced its Old Term Loan Credit Agreement and Old ABL Facility with new indebtedness consisting of: (i) a $1,340 million senior secured term loan facility, (ii) a $540 million asset-based revolving credit facility (with a seasonal increase to $640 million during a certain period of each calendar year) and (iii) $350 million of 6.125% senior notes. The redemption price for the Old Senior Notes was 6.656 % of the principal amount, $46.6 million. The Company recorded such amount in other expense, net. Additionally, in conjunction with the refinancing, the Company wrote-off $22.7 million of previously capitalized deferred financing costs, original issuance discounts and call premiums and also recorded such amount in other expense, net. Further, in conjunction with the refinancing of the term loans, the Company incurred banker and legal fees, $9.8 million of which was recorded in other expense, net.

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

Income tax expense (benefit)

The income tax expense for the nine months ended September 30, 2016 was determined based upon the Company’s estimated consolidated effective income tax rate for the year ending December 31, 2016.

The difference between the estimated consolidated effective income tax rate for the year ending December 31, 2016, as determined as of September 30, 2016, and the U.S. federal statutory rate is primarily attributable to state income taxes, unrecognized foreign tax credits and benefits on certain foreign losses, partially offset by a foreign rate differential and available domestic manufacturing deductions.

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

Adjusted EBITDA, adjusted net income and adjusted net income per common share—diluted have limitations as analytical tools. Some of these limitations are:

•	they do not reflect the Company’s cash expenditures or future requirements for capital expenditures or contractual commitments;

•	they do not reflect changes in, or cash requirements for, the Company’s working capital needs;

•	adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on the Company’s indebtedness;

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and adjusted EBITDA and adjusted net income do not reflect any cash requirements for such replacements;

•	non-cash compensation is and will remain a key element of the Company’s overall long-term incentive compensation package, although the Company excludes it as an expense when evaluating its core operating performance for a particular period;

•	they do not reflect the impact of certain cash charges resulting from matters the Company considers not to be indicative of its ongoing operations; and

•	other companies in the Company’s industry may calculate adjusted EBITDA, adjusted net income and adjusted net income per common share – diluted differently than the Company does, limiting its usefulness as a comparative measure.

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

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
(Dollars in thousands)
Net income (loss)	$10,180	$(44,489)	$32,301	$(76,064)
Interest expense, net	22,424	29,554	67,857	101,430
Income taxes	5,219	(32,715)	18,903	(50,334)
Depreciation and amortization	20,015	19,766	61,186	59,567

EBITDA	57,838	(27,884)	180,247	34,599
Non-cash purchase accounting adjustments	—	224	3,689	5,979
Management fee (a)	—	—	—	31,627
Restructuring, retention and severance	92	166	254	2,311
Refinancing charges (b)	—	79,011	—	94,607
Deferred rent (c)	7,095	5,479	12,240	9,580
Store closing expenses (d)	971	335	2,927	903
Foreign currency (gains) losses, net	(1,767)	(978)	(6,945)	1,782
Equity based compensation	948	970	2,829	2,094
Undistributed non-cash loss in unconsolidated joint venture	113	342	380	377
Gain on sale of assets (e)	—	—	—	(2,660)
Corporate development expenses (f)	683	414	1,895	1,543
Other	61	167	118	(51)

Adjusted EBITDA	$66,034	$58,246	$197,634	$182,691

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
(Dollars in thousands, except per share amounts)
Income (loss) before income taxes	$15,399	$(77,204)	$51,204	$(126,398)
Intangible asset amortization	4,049	4,700	12,182	14,216
Non-cash purchase accounting adjustments (g)	(102)	955	4,991	8,430
Amortization of deferred financing costs and original issuance discounts (b)	1,277	24,774	3,821	39,225
Management fee (a)	—	—	—	31,627
Refinancing charges (b)	—	58,338	—	65,338
Equity based compensation	948	970	2,829	2,094
Gain on sale of assets (e)	—	—	—	(2,660)

Adjusted income before income taxes	21,571	12,533	75,027	31,872
Adjusted income tax expense (h)	7,568	623	27,918	8,645

Adjusted net income	$14,003	$11,910	$47,109	$23,227

Adjusted net income per common share – diluted	$0.12	$0.10	$0.39	$0.21

Weighted-average number of common shares-diluted	120,472,297	120,386,423	120,312,492	110,503,035

(a)	In 2012, the Company entered into a management agreement with THL and Advent under which THL and Advent provided advice to the Company on, among other things, financing, operations, acquisitions and dispositions. Under the management agreement, THL and Advent were paid an annual management fee for such services. In connection with the initial public offering, the management agreement was terminated and the Company paid THL and Advent a termination fee. Such amount was recorded in other expense, net in the Company’s condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2015.
(b)	During the third quarter 2015, the Company refinanced its debt. In conjunction with the refinancing, the Company paid a call premium and other third-party costs. The Company recorded such payments, $56.4 million in aggregate, in other expense in the Company’s condensed consolidated statement of operations and comprehensive loss. The amount is included in “Refinancing charges” in the tables above. Additionally, in conjunction with the refinancing, the Company wrote off $22.7 million of capitalized deferred financing costs, original issuance discounts and call premiums. Such charge was recorded in other expense in the Company’s condensed consolidated statement of operations and comprehensive loss and included in “Refinancing charges” in the adjusted EBITDA table above and in “Amortization of deferred financing costs and original issue discounts” in the adjusted net income table above (consistent with the presentation in the Company’s condensed consolidated statement of cash flows included elsewhere in this Form 10-Q). Further, as the Company was required to provide 30 days of notice when calling its Old Senior Notes, during a portion of the third quarter 2015 both the Old Senior Notes and Senior Notes were outstanding. The overlapping interest expense, $2.0 million, is included in “Refinancing charges” in the adjusted net income table above. During the second quarter 2015, the Company used proceeds from the initial public offering to redeem the Nextco Notes. The redemption resulted in a prepayment penalty of $7.0 million. The Company recorded the prepayment penalty in other expense in the Company’s condensed consolidated statement of operations and comprehensive loss. The amount is included in “Refinancing charges” in the tables above. Additionally, in conjunction with the redemption, the Company wrote off $8.6 million of capitalized debt issuance costs and original issuance discounts related to the Nextco Notes. Such charge was recorded in other expense in the Company’s consolidated statement of operations and comprehensive loss and included in “Refinancing charges” in the adjusted EBITDA table above and in “Amortization of deferred financing costs and original issue discounts” in the adjusted net income table above (consistent with the presentation in the Company’s consolidated statement of cash flows included elsewhere in this Form 10-Q).
(c)	The deferred rent adjustment reflects the difference between accounting for rent and landlord incentives in accordance with GAAP and the Company’s actual cash outlay for such items.
(d)	Charges incurred related to closing unprofitable stores.
(e)	During January 2015, the Company recorded a gain on the sale of certain assets obtained in the October 2014 acquisition of U.S. Balloon Manufacturing Co., Inc.
(f)	Represents third-party costs related to acquisitions (principally legal expenses).
(g)	On July 27, 2012, PC Merger Sub, Inc., which was our wholly-owned indirect subsidiary, merged into Party City Holdings Inc. (“PCHI”), with PCHI being the surviving entity (the “Transaction”). As a result of the Transaction, the Company applied the acquisition method of accounting and increased the value of certain property, plant and equipment. The impact of such adjustments on depreciation expense increased the Company’s expenses. These property, plant and equipment depreciation amounts are included in “Non-cash purchase accounting adjustments” for purposes of calculating “adjusted net income,” but are excluded from “Non-cash purchase accounting adjustments” for purposes of calculating adjusted EBITDA since they are included in depreciation expense.
(h)	Represents income tax expense/benefit after excluding the specific tax impacts for each of the pre-tax adjustments. The tax impacts for each of the adjustments were determined by applying to the pre-tax adjustments the effective income tax rates for the specific legal entities in which the adjustments were recorded.

Liquidity and Capital Resources

During 2015, the Company redeemed its $700 million of 8.875% senior notes and refinanced its existing $1,125 million senior secured term loan facility and $400 million asset-based revolving credit facility with new indebtedness consisting of: (i) a senior secured term loan facility (“Term Loan Credit Agreement”), (ii) a $540 million asset-based revolving credit facility (with a seasonal increase to $640 million during a certain period of each calendar year) (“ABL Facility”) and (iii) $350 million of 6.125% senior notes.

During October 2016, the Company amended its Term Loan Credit Agreement. Prior to the execution of the amendment in October 2016, the Company borrowed $100 million under its ABL Facility and used the proceeds to make a voluntary prepayment of a portion of the outstanding balance under the Term Loan Credit Agreement. Then, at the time of the amendment, the applicable margin for ABR borrowings under the Term Loan Credit Agreement was lowered from 2.25% to 2.00% and the applicable margin for LIBOR borrowings was lowered from 3.25% to 3.00%. Additionally, the LIBOR floor was lowered from 1.00% to 0.75%.

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

Cash Flow

Net cash provided by operating activities totaled $23.5 million during the first nine months of 2016. Net cash used in operating activities totaled $164.5 million during the first nine months of 2015. Net cash flows provided by operating activities before changes in operating assets and liabilities were $114.1 million during the first nine months of 2016 and $26.3 million during the first nine months of 2015. The increase in net cash flows provided by operating activities before changes in operating assets and liabilities was due to improved profitability in 2016; principally driven by 2015 including refinancing costs and a management agreement termination fee (see “Results of Operations” above for further discussion) and 2016 including lower interest expense. Interest expense decreased due to the redemption of the Nextco Notes, which were fully redeemed during the second quarter of 2015 with proceeds from the Company’s initial public offering, and the reduction in interest rates following the Company’s third quarter 2015 debt refinancing. Changes in operating assets and liabilities during the first nine months of 2016 and 2015 resulted in the use of cash of $90.6 million and $190.8 million, respectively. The variance was principally due to lower interest payments (discussed above) and income tax payments in 2016. Income tax payments were lower in 2016 as taxable income decreased in 2015 due to non-recurring payments related to the initial public offering and the debt refinancing.

Net cash used in investing activities totaled $89.1 million during the nine months ended September 30, 2016, as compared to $79.8 million during the nine months ended September 30, 2015. Investing activities during 2016 included $31.8 million paid in connection with the acquisitions of franchise stores and a costumes manufacturer. Capital expenditures during the nine months ended September 30, 2016 and 2015 were $57.3 million and $62.0 million, respectively. Retail capital expenditures totaled $39.1 million during 2016 and principally related to store conversions and new stores. Wholesale capital expenditures totaled $18.2 million and primarily related to printing plates and dies, as well as machinery and equipment at the Company’s manufacturing operations.

Net cash provided by financing activities was $71.5 million during the nine months ended September 30, 2016, as compared to $253.2 million during the corresponding period of 2015. Net borrowings were lower during 2016 principally due to the lower interest and income tax payments (noted above) and 2015 including refinancing costs and the management agreement termination fee.

At September 30, 2016, the Company had approximately $405 million of availability under its ABL Facility, after considering borrowing base restrictions. During October 2016, the Company borrowed $100 million under the ABL Facility in order to make a voluntary prepayment of a portion of the outstanding balance under the Term Loan Credit Agreement.

Contractual Obligations

Other than as described above under “Liquidity and Capital Resources”, there were no material changes to our future minimum contractual obligations as of December 31, 2015 as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements during the nine months ended September 30, 2016 and the year ended December 31, 2015.

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

Cautionary Note Regarding Forward-Looking Statements

From time to time, including in this filing and, in particular, the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we make “forward-looking statements” within the meaning of federal and state securities laws. Disclosures that use words such as the company “believes,” “anticipates,” “expects,” “estimates,” “intends,” “will,” “may” or “plans” and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect our current expectations and are based upon data available to us at the time the statements were made. An example of a forward-looking statement is our belief that our cash generated from operating activities and availability under our credit facilities will be adequate to meet our liquidity needs for at least the next 12 months. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. These risks, as well as other risks and uncertainties, are detailed in the section titled “Risk Factors” included in our Annual Report on Form 10-K filed with the SEC on March 11, 2016. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. All forward-looking statements are qualified by these cautionary statements and are made only as of the date of this filing. Any such forward-looking statements, whether made in this filing or elsewhere, should be considered in context with the various disclosures made by us about our business. The following risks related to our business, among others, could cause actual results to differ materially from those described in the forward-looking statements:

•	our ability to compete effectively in a competitive industry;

•	fluctuations in commodity prices;

•	our ability to appropriately respond to changing merchandise trends and consumer preferences;

•	successful implementation of our store growth strategy;

•	decreases in our Halloween sales;

•	disruption to the transportation system or increases in transportation costs;

•	product recalls or product liability;

•	economic slowdown affecting consumer spending and general economic conditions;

•	loss or actions of third party vendors and loss of the right to use licensed material;

•	disruptions at our manufacturing facilities;

•	failure by suppliers or third-party manufacturers to follow acceptable labor practices or to comply with other applicable laws and guidelines;

•	our international operations subjecting us to additional risks (including fluctuations in foreign exchange rates);

•	potential litigation and claims;

•	lack of available additional capital;

•	our inability to retain or hire key personnel;

•	risks associated with leasing substantial amounts of space;

•	failure of existing franchisees to conduct their business in accordance with agreed upon standards;

•	adequacy of our information systems, order fulfillment and distribution facilities;

•	our ability to adequately maintain the security of our electronic and other confidential information;

•	our inability to successfully identify and integrate acquisitions;

•	adequacy of our intellectual property rights;

•	risks related to our substantial indebtedness; and

•	the other factors set forth under “Risk Factors” in our Annual Report on Form 10-K, filed with the SEC on March 11, 2016.

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

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Act”)) as of September 30, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is: (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Party City Holdco Inc.’s Form 8-K dated April 21, 2015)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Party City Holdco Inc.’s Form 8-K dated April 21, 2015)

10.1 †	Employment agreement, dated July 15, 2016, by and between Party City Holdco Inc. and Daniel Sullivan (incorporated by reference to Exhibit 10.1 to Party City Holdco Inc.’s Form 8-K dated July 21, 2016).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three month periods ended September 30, 2016 and September 30, 2015; (iii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine month periods ended September 30, 2016 and September 30, 2015; (iv) Condensed Consolidated Statement of Stockholders’ Equity for the nine month period ended September 30, 2016 and (v) Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2016 and September 30, 2015; and (vi) Notes to the Condensed Consolidated Financial Statements.

†	Management contract of compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

PARTY CITY HOLDCO INC.

	By:	/s/ Daniel J. Sullivan
Daniel J. Sullivan
Date: November 10, 2016		Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)