Form 10-K
period 2016-12-31
Party City Holdco Inc.
filed 2017-03-16
CIK 1592058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates as of June 30, 2016 was $418,306,722. As of February 28, 2017, there were 119,524,854 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2017 annual meeting of stockholders, to be held on June 7, 2017, are incorporated by reference in Part III.

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

In this Annual Report on Form 10-K references to “Party City Holdco,” “Party City,” the “Company “we,” “our,” “ours” and “us” refer to Party City Holdco Inc. and its consolidated subsidiaries unless stated or the context otherwise requires.

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

We are the leading party goods retailer by revenue in North America and, we believe, the largest vertically integrated supplier of decorated party goods globally by revenue. With over 900 locations (inclusive of franchised stores), we have the only coast-to-coast network of party superstores in the U.S. and Canada that make it easy and fun to enhance special occasions with a differentiated shopping experience and an unrivaled assortment of innovative and exciting merchandise offered at a compelling value. We also operate multiple e-commerce sites, principally under the domain name PartyCity.com, and during the Halloween selling season we open a network of approximately 250—300 temporary stores under the Halloween City banner.

In addition to our retail operations, we are also one of the largest global designers, manufacturers and distributors of decorated party supplies, with products found in over 40,000 retail outlets worldwide, including independent party supply stores, mass merchants, grocery retailers and dollar stores. Our products are available in over 100 countries with the United Kingdom (“U.K.”), Germany, Australia and France among the largest end markets for our products outside of North America. During 2016, our third-party wholesale revenues were $625 million.

The 2005 combination of Amscan, which focused on the wholesale market, and Party City, which focused on the retail market, represented an important step in our evolution. Since the acquisition of Party City in 2005, we have steadily increased the selection of Amscan merchandise offered in Party City stores from approximately 25% to approximately 77% in 2016, allowing us to capture the full manufacturing-to-retail margin on a significant portion of our retail sales.

Through a combination of organic growth and strategic acquisitions, we have been able to generate strong topline performance and margin expansion, including:

•	Growing revenue from $1,913.8 million for the year ended December 31, 2012 to $2,283.4 million for the year ended December 31, 2016, representing a compounded annual growth rate of 4.5%.

•	Increasing adjusted EBITDA from $292.3 million for the year ended December 31, 2012 to $390.0 million for the year ended December 31, 2016.

•	Increasing adjusted net income from $73.8 million for the year ended December 31, 2012 to $138.3 million for the year ended December 31, 2016.

For a discussion of our use of adjusted EBITDA and adjusted net income and reconciliations to net income (loss), please refer to Item 6, “Selected Consolidated Financial Data.”

Industry Overview

We operate in the broadly defined $10 billion retail party goods industry (including decorative paper and plastic tableware, costumes, decorations, accessories and balloons), which is supported by a range of suppliers from commodity paper goods producers to party goods manufacturers. Sales of party goods are fueled by everyday events such as birthdays, baby showers, weddings and anniversaries, as well as seasonal events such as holidays and other special occasions. As a result of numerous and diverse occasions, the U.S. party goods market enjoys broad demographic appeal. We also operate in the $7 billion Halloween market, a portion of which overlaps with the $10 billion retail party goods industry. The Halloween market includes products that we sell such as costumes, candy and makeup. However, it also includes products and services which we do not supply, such as pumpkins, hay rides and haunted house tours.

The retail landscape is comprised primarily of party superstores, mass merchants, e-commerce merchandisers, craft stores, grocery retailers, and dollar stores. The party superstore has emerged as a preferred destination for party goods shoppers, similar to the dominance of specialty retailers in other categories such as home improvement, pet products and sporting goods. This is typically due to the superstore chain’s ability to offer a wider variety of merchandise at more compelling prices in a convenient setting as well as the knowledgeable staff often found at superstores. Other retailers that cater to the party goods market typically offer a limited assortment of party supplies and seasonal items. Mass merchants tend to focus primarily on juvenile and seasonal goods, greeting cards and gift wrap; craft stores on decorations and seasonal merchandise; and dollar stores on general and seasonal party goods items.

Segments

We have two primary reporting segments: Retail and Wholesale. In 2016, we generated 72.6% of our total revenues from our retail segment and 27.4% of our total revenues from our wholesale segment.

Our retail operations generate revenue primarily through the sale of our Amscan, Designware, Anagram and Costumes USA party supplies through our Party City stores, Halloween City stores and PartyCity.com. During

2016, approximately 77% of the product that was sold by our retail operations was supplied by our wholesale operations. Additionally, during 2016, approximately 21% of the product that was sold by our retail operations was manufactured by our wholesale operations.

Our wholesale revenues are generated from the sale of party goods for all occasions, including paper and plastic tableware, accessories and novelties, costumes, metallic and latex balloons and stationery. Our products are sold at wholesale to party goods superstores, including our franchise stores, other party goods retailers, mass merchants, independent card and gift stores, dollar stores and other retailers and distributors throughout the world.

Financial information about our business segments and geographical areas is provided in Note 15, Segment Information, to our consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data,” in this Annual Report on Form 10-K.

Retail Operations

Overview

Opening its first company-owned store in 1986, Party City has grown to become what we believe is the largest operator of owned and franchised party superstores by revenue in the United States. At the time of the combination of Party City and Amscan in 2005, Party City’s network consisted of 502 stores, including 254 franchised locations. Since the acquisition, we have expanded the Party City network to approximately 880 superstore locations in the United States (inclusive of franchised stores) and approximately 50 locations in Canada. We also operate approximately 250—300 temporary Halloween stores, under the Halloween City banner.

The following table shows the change in our company-owned Party City store network over the past three years:

	2016	2015	2014
Stores open at beginning of year	712	693	674
Stores opened	29	27	23
Stores acquired from franchisees/others	19	6	6
Stores closed	(10)	(14)	(10)

Stores open at end of year	750	712	693

E-commerce

Our websites, including PartyCity.com, offer a convenient, user-friendly and secure online shopping option for new and existing customers. In addition to the ability to order products, our websites provide a substantial amount of content about our party products, party planning ideas and promotional offers. The websites are also one of our key marketing vehicles, specifically as they relate to social marketing initiatives.

Retail Advertising and Marketing

Our advertising focuses on promoting specific seasonal occasions and general party themes, with a strong emphasis on our price-value proposition—“Nobody Has More Party for Less”—with the goal of increasing customer traffic and further building our brand.

Competition at Retail

In our retail segment, our stores compete primarily on the basis of product mix and variety, store location and layout, customer convenience and value. Although we compete with a variety of smaller and larger retailers, including, but not limited to, independent party goods supply stores, specialty stores, dollar stores, e-commerce merchandisers, warehouse/merchandise clubs, drug stores, and mass merchants, we believe that, based on our revenues and strong brand awareness with our customers, our retail stores maintain a leading position in the party goods business by offering a wider breadth of merchandise than most competitors and a greater selection within merchandise classes, at a compelling value. We are one of only a few vertically integrated suppliers of decorated party goods. While some of our competitors in our markets may have greater financial resources, we believe that our significant buying power, which results from the size of our retail store network and the breadth of our assortment, is an important competitive advantage. Many of our retail competitors are also customers of our wholesale business.

Retail Seasonality

Our retail operations are subject to significant seasonal variations. Historically, this segment has realized a significant portion of its revenues, cash flow and net income in the fourth quarter of the year, principally due to our Halloween sales in October and, to a lesser extent, year-end holiday sales. In 2016, Halloween business represented approximately 20% of our total domestic retail sales. To maximize our seasonal opportunity, we operate a chain of temporary Halloween stores, under the Halloween City banner, during the months of September and October of each year. During 2016, our temporary Halloween stores (including Canadian stores) generated revenues of approximately $59 million.

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

	2016	2015	2014
Stores open at beginning of year	200	208	212
Stores opened/acquired by existing franchisees	5	—	—
Stores sold to the Company	(19)	(6)	(1)
Stores closed or converted to independent stores	(2)	(2)	(3)

Stores open at end of year	184	200	208

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

Wholesale Operations

Overview

We currently offer over 400 party goods ensembles, which range from approximately five to 50 design-coordinated items spanning tableware, accessories, novelties, balloons and decorations. The breadth of these ensembles enables retailers to promote additional sales of related products for every occasion. To enhance our customers’ celebrations of life’s important events, we market party goods ensembles for a wide variety of occasions, including seasonal and religious holidays, special events and themed celebrations.

Our Amscan, Anagram, Costumes USA and Designware branded products are offered in over 40,000 retail outlets worldwide, ranging from party goods superstores, including our company-owned and franchised retail stores, other party goods retailers, mass merchants, independent card stores, dollar stores and other retailers and distributors throughout the world. We have long-term relationships with many of our wholesale customers. Party goods superstores, the Company’s primary channel of distribution, provide consumers with a one-stop source for all of their party needs. Amscan, Anagram, Costumes USA and Designware branded products represent a significant portion of party goods carried by both company-owned and third-party stores with the overall percentage continuing to increase, reflecting the breadth of our product line and, based on our scale, our ability to manufacture and source quality products at competitive prices.

The table below shows the breakdown of our total wholesale sales by channel for the year ended December 31, 2016:

Channel	Sales
(dollars in millions)
Party City and Halloween City—owned stores and e-commerce	$627
Party City franchised stores and other domestic retailers	316
Domestic balloon distributors/retailers	82
International balloon distributors	24
Other international	203

Total wholesale sales	$1,252

Product Lines

The following table sets forth the principal products we distribute by product category, and the corresponding percentage of revenue that each category represents:

Wholesale Sales by Product for the Year Ended

December 31, 2016

Category	Items	% of Sales
Tableware	Plastic Plates, Paper Plates, Plastic Cups, Paper Cups, Paper Napkins, Plastic Cutlery, Tablecovers	26%
Favors, Stationery & Other	Party Favors, Gift Bags, Gift Wrap, Invitations, Bows, Stationery	16%
Decorations	Latex Balloons, Piñatas, Crepes, Flags & Banners, Decorative Tissues, Stickers and Confetti, Scene Setters, Garland, Centerpieces	19%
Metallic Balloons	Bouquets, Standard 18 Inch Sing-A-Tune, SuperShapes, Weights	13%
Costumes & Accessories	Costumes, Other Wearables, Wigs	26%

Our products span a wide range of lifestyle events from birthdays to theme parties and sporting events, as well as holidays such as Halloween and New Year’s. In 2016, approximately 69% of our wholesale sales consisted of items designed for everyday occasions, with the remaining sales comprised of items used for holidays and seasonal celebrations throughout the year. Our product offerings cover the following broad range of occasions and life celebrations:

Current Product Offering

Everyday	Seasonal
Anniversaries	New Year’s
Bar Mitzvahs	Valentine’s Day
Birthdays	St. Patrick’s Day
Bridal/Baby Showers	Easter
Christenings Confirmations	Passover Graduations
First Communions	Fourth of July
Theme-oriented*	Halloween
Weddings	Fall
Thanksgiving
Hanukkah
Christmas

*	Our theme-oriented ensembles enhance various celebrations and include Bachelorette, Card Party, Casino, Chinese New Year, Cocktail Party, Disco, Fiesta, Fifties Rock-and-Roll, Hawaiian Luau, Hollywood, Mardi Gras, Masquerade, Patriotic, Retirement, Sports, Summer Barbeque and Western.

Wholesale Manufactured Products

In 2016, we manufactured items representing approximately 35% of our net sales at wholesale (including sales to our retail operations). Our manufacturing facilities in Minnesota, Kentucky, New York, Rhode Island, Malaysia, New Mexico, Mexico and Madagascar are generally highly automated and produce paper and plastic plates and cups, paper napkins, metallic and latex balloons, injection molded product, costumes, pinatas and other party and novelty items at globally competitive costs. State-of-the-art printing, forming, folding and packaging equipment support most of these manufacturing operations. Given our size and sales volume, we are generally able to operate our manufacturing equipment on the basis of at least two shifts per day, thus lowering production costs per unit. In select cases, we use available capacity to manufacture products for third parties, which allows us to maintain a satisfactory level of equipment utilization.

The table below summarizes our principal manufacturing facilities:

Location	Principal Products	Approximate Square Feet
Newburgh, New York	Paper napkins and paper cups	248,000
East Providence, Rhode Island	Plastic plates, cups and bowls	229,230(1)
Louisville, Kentucky	Paper plates	189,175
Eden Prairie, Minnesota	Metallic balloons and accessories	115,600
Tijuana, Mexico	Piñatas and other party products	135,000
Melaka, Malaysia	Latex balloons	100,000
Los Lunas, New Mexico	Injection molded plastics	85,055
Antananarivo, Madagascar	Costumes	41,000

(1)	The square footage represents an industrial park, which includes a 48,455 square foot office and warehouse.

Complementing our manufacturing facilities, we have a diverse global network of third-party suppliers that supports our strategy of consistently offering a broad selection of high quality, innovative and competitively priced product. We have over 20-year relationships with many of our vendors and often represent a significant portion of their overall business. They generally produce items designed by and created for us, are located in Asia, and are managed by our sourcing office in Hong Kong. We actively work with our third-party suppliers to ensure product cost, quality and safety.

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

The distribution center for our retail e-commerce platform is located in Naperville, Illinois. We also have other distribution centers in the U.K., Germany and Mexico to support our international customers.

Wholesale Customers

We have a diverse third party customer base at wholesale. During 2016, no individual third party customer accounted for more than 10% of our total third-party sales at wholesale.

Competition at Wholesale

In our wholesale segment, we compete primarily on the basis of diversity and quality of our product designs, breadth of product line, product availability, price, reputation and customer service. Although we have many competitors with respect to one or more of our products, we believe that there are no competitors who design, manufacture, source and distribute products with the complexity of design and breadth of product lines that we do. Furthermore, our design and manufacturing processes create efficiencies in manufacturing that few of our competitors can achieve in the production of numerous coordinated products in multiple design types. Competitors include smaller independent manufacturers and distributors, as well as divisions or subsidiaries of large companies. Certain of these competitors control various party goods product licenses for widely recognized images, such as cartoon or motion picture characters, which could provide them with a competitive advantage. However, we control a strong portfolio of character licenses for use in the design and production of our metallic balloons and we have access to a strong portfolio of character and other licenses for party goods.

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

Employees

As of December 31, 2016, the Company had approximately 8,800 full-time employees and 10,400 part-time employees, none of whom is covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Our business may be adversely affected by material fluctuations in commodity prices.

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

If we are unable to increase the number of retail stores we operate and increase the productivity and profitability of existing retail stores, our ability to increase sales, profitability and cash flow could be impaired. To the extent we are unable to open new stores as we planned, our retail store sales growth, if any, would come primarily from increases in comparable store sales. We may not be able to increase our comparable store sales, improve our margins or reduce costs as a percentage of sales. Growth in profitability in that case would depend significantly on our ability to increase margins or reduce costs as a percentage of sales. Further, as we implement new initiatives to reduce the cost of operating our stores, sales and profitability may be negatively impacted.

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

Unexpected or unfavorable consumer responses to our promotional or merchandising programs could materially adversely affect our business, results of operations, cash flows and financial performance.

Brand recognition, quality and price have a significant influence on consumers’ choices among competing products and brands. Advertising, promotion, merchandising and the cadence of new product introductions also have a significant impact on consumers’ buying decisions. If we misjudge consumer responses to our existing or future promotional activities, this could have a material adverse impact on our business, results of operations, cash flow and financial performance.

Our marketing programs, e-commerce initiatives and use of consumer information are governed by an evolving set of laws and enforcement trends and unfavorable changes in those laws or trends, or our failure to comply with existing or future laws, could substantially harm our business and results of operations.

We collect, maintain and use data provided to us through our online activities and other customer interactions in our business. Our current and future marketing programs depend on our ability to collect, maintain and use this information, and our ability to do so is subject to certain contractual restrictions in third-party contracts as well as evolving international, federal and state laws and enforcement trends. We strive to comply with all applicable laws and other legal obligations relating to privacy, data protection and consumer protection, including those relating to the use of data for marketing purposes. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another, may conflict with other rules or may conflict with our practices. If so, we may suffer damage to our reputation and be subject to proceedings or actions against us by governmental entities or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts to defend our practices, distract our management, increase our costs of doing business and result in monetary liability.

In addition, as data privacy and marketing laws change, we may incur additional costs to ensure we remain in compliance with such laws. If applicable data privacy and marketing laws become more restrictive at the federal or state level, our compliance costs may increase, our ability to effectively engage customers via personalized marketing may decrease, our investment in our e-commerce platform may not be fully realized, our opportunities for growth may be curtailed by our compliance capabilities or reputational harm and our potential liability for security breaches may increase.

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

Our business is sensitive to consumer spending and general economic conditions, and other factors beyond our control, including adverse weather conditions or the outbreak of disease, and an economic slowdown could adversely affect our financial performance.

In general, our retail sales, and the retail sales of our business partners to whom we sell, represent discretionary spending by our customers and our business partners’ customers. Discretionary spending is affected by many factors, such as general business conditions, interest rates, availability of consumer credit, unemployment levels, taxation, weather, outbreaks of contagious diseases (such as the flu and the Zika virus) and consumer confidence in future economic conditions. Our customers’ purchases and our business partners’ customers’ purchases of discretionary items, including our products, often decline during periods when disposable income is lower or during periods of actual or perceived unfavorable economic conditions. If this occurs, our revenues and profitability will decline. In addition, economic downturns may make it difficult for us to accurately forecast future demand trends, which could cause us to purchase excess inventories, resulting in increases in our inventory carrying cost, or insufficient inventories, resulting in our inability to satisfy our customer demand and potential loss of market share.

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

Many of the products sold in our stores and on our websites are manufactured outside of the United States, which may increase the risk that the labor, manufacturing safety and other practices followed by the manufacturers of these products may differ from those generally accepted in the United States as well as those with which we are required to comply under many of our image or character licenses. Although we require each of our vendors to sign a purchase order and vendor agreement that requires adherence to accepted labor practices and compliance with labor, manufacturing safety and other laws and we test merchandise for product safety standards, we do not supervise, control or audit our vendors or the manufacturers that produce the merchandise we sell to our customers. The violation of labor, manufacturing safety or other laws by any of our vendors or manufacturers, or the divergence of the labor practices followed by any of our vendors or manufacturers from those generally accepted in the United States could interrupt or otherwise disrupt the shipment of finished products to us, damage our brand image, subject us to boycotts by our customers or activist groups or cause some of our licensors of popular images to terminate their licenses to us. Our future operations and performance will be subject to these factors, which are beyond our control and could materially hurt our business, financial condition and results of operations or require us to modify our current business practices or incur increased costs.

Changes in regulations or enforcement, or our failure to comply with existing or future regulations, may adversely impact our business.

We are subject to federal, state and local regulations with respect to our operations in the United States. Additionally, we are subject to regulations in the foreign countries in which we operate and such regulations are increasingly distinct from those in the United States. Further, we may be subject to greater international regulation as our business expands. There are a number of legislative and regulatory initiatives that could adversely impact our business if they are enacted or enforced. Those initiatives include increased/new tariffs on imported products, wage or workforce issues (such as minimum-wage requirements, overtime and other working conditions and citizenship requirements), collective bargaining matters, environmental regulation, price and promotion regulation, trade regulations and others.

Proposed changes in tax regulations may also change our effective tax rate as our business is subject to a combination of applicable tax rates in the various countries, states and other jurisdictions in which we operate. New accounting pronouncements and interpretations of existing accounting rules and practices have occurred and may occur in the future. A change in accounting standards or practices can have a significant effect on our reported results of operations. Failure to comply with legal requirements could result in, among other things, increased litigation risk that could affect us adversely by subjecting us to significant monetary damages and other remedies or by increasing our litigation expenses, administrative enforcement actions, fines and civil and criminal liability. If such issues become more expensive to address, or if new issues arise, they could increase our expenses, generate negative publicity, or otherwise adversely affect us.

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

On November 18, 2015, a putative class action complaint was filed in the U.S. District Court for the Southern District of New York, naming Party City Holdco Inc. and certain executives as defendants. An Amended Complaint was filed on April 25, 2016, which named additional defendants. The Amended Complaint alleges violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 in connection with public filings related to the Company’s April 2015 IPO. The plaintiff seeks to represent a class of shareholders who purchased stock in the initial public offering or who can trace their shares to that offering, and the complaint seeks unspecified damages and costs. On February 1, 2017, the Court issued an opinion dismissing the complaint, and entered Judgment in favor of the defendants.

On April 5, 2016, a derivative complaint was filed in the Supreme Court for the State of New York, naming certain directors and executives as defendants, and naming the Company as a nominal defendant. The complaint seeks unspecified damages and costs, and corporate governance reforms, for alleged injury to the Company in connection with public filings related to the Company’s April 2015 initial public offering, compensation paid to executives, and the termination of the management agreement disclosed in the initial public offering-related public filings. On June 15, 2016, by agreement of the parties, the court entered a temporary stay of the proceedings pending (among other things) resolution of the motion to dismiss in connection with the November 18, 2015 filed class action. The Company intends to vigorously defend itself against this action. The Company is unable, at this time, to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition or cash flows.

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

The success of our business depends, to a large extent, on the continued service of our senior management team. James M. Harrison, our Chief Executive Officer, has been with the Company for approximately 20 years. The loss of his services and leadership could have a negative impact on our business, as we may not be able to find management personnel with similar experience and industry knowledge to replace him on a timely basis. We do not maintain key life insurance on any of our senior officers.

As our business expands, we believe that our future success will depend greatly on our continued ability to attract, motivate and retain highly skilled and qualified personnel. Although we generally have been able to meet our staffing requirements in the past, our ability to meet our labor needs while controlling costs is subject to external factors, such as unemployment levels, minimum wage legislation and changing demographics. Recently, various legislative movements have sought to increase the federal minimum wage in the United States, as well as the minimum wage in a number of individual states. As federal or state minimum wage rates increase, we may need to increase not only the wage rates of our minimum wage employees, but also the wages paid to our other hourly employees as well. Our inability to meet our staffing requirements in the future at costs that are favorable to us, or at all, could impair our ability to increase revenue, and our customers could experience lower levels of customer service.

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

In addition, we may not be able to prevent a significant interruption in the operation of our electronic order entry and information systems, e-commerce platforms or manufacturing and distribution facilities due to natural disasters, accidents, systems failures or other events. Any significant interruption in the operation of these facilities, including an interruption caused by our failure to successfully expand or upgrade our systems or manage our transition to utilizing the expansions or upgrades, could reduce our ability to receive and process orders and provide products and services to our stores, third-party stores, and other customers, which could result in lost sales, cancelled sales and a loss of loyalty to our brand.

We may fail to adequately maintain the security of our electronic and other confidential information.

We have become increasingly centralized and dependent upon automated information technology processes. In addition, a portion of our business operations is now conducted over the Internet. We could experience operational problems with our information systems and e-commerce platforms as a result of system failures, viruses, computer “hackers” or other causes. Any material disruption or slowdown of our systems could cause information, including data related to customer orders, to be lost or delayed, which could—especially if the disruption or slowdown occurred during a peak sales season—result in delays in the delivery of merchandise to our stores and customers or lost sales, which could reduce demand for our merchandise and cause our sales to decline.

In addition, in the ordinary course of our business, we collect and store certain personal information from individuals, such as our customers and suppliers, and we process customer payment card and check information, including via our e-commerce platforms. Computer hackers may attempt to penetrate our computer system and, if successful, misappropriate personal information, payment card or check information or confidential Company business information. In addition, a Company employee, contractor or other third party with whom we do business may attempt to circumvent our security measures in order to obtain such information and may purposefully or inadvertently cause a breach involving such information. Any failure to maintain the security of our customers’ confidential information, or data belonging to us or our suppliers, could put us at a competitive disadvantage, result in deterioration in our customers’ confidence in us, subject us to potential litigation and liability, and fines and penalties, resulting in a possible material adverse impact on our business, results of operations, cash flows and financial performance.

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

As of December 31, 2016, we had total indebtedness of $1,673.1 million, net of deferred financing costs, capitalized call premiums and original issue discounts. Additionally, we had $368.5 million of borrowing capacity available under our asset-based revolving credit facility (“ABL Facility”, collectively with our senior secured term loan facility, the “Senior Credit Facilities”).

As of December 31, 2016, we had outstanding approximately $1,324.5 million in aggregate principal amount of indebtedness under the Senior Credit Facilities, net of deferred financing costs, capitalized call premiums and original issue discounts. Such indebtedness bears interest at a floating rate.

We also have, and will continue to have, significant lease obligations. As of December 31, 2016, our minimum aggregate rental obligation under operating leases for fiscal 2017 through 2021 totaled $661.7 million.

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

In addition, the ABL Facility requires us to comply, under specific circumstances, including certain types of acquisitions, with a minimum fixed charge coverage ratio (as defined therein) covenant of 1.00 to 1.00. At December 31, 2016, such ratio was 2.13 to 1.00. Our ability to comply with this covenant can be affected by events beyond our control, and we may not be able to satisfy them. A breach of this covenant would be an event of default. If an event of a default occurs under the ABL Facility, the ABL Facility lenders could elect to declare all amounts outstanding under the ABL Facility to be immediately due and payable or terminate their commitments to lend additional money, which would also lead to a cross-default and cross-acceleration of amounts owed under the senior secured term loan facility (“the Term Loan Credit Agreement”) and would lead to an event of default under our $350.0 million senior notes if any of the Senior Credit Facilities were accelerated. If the indebtedness under the Senior Credit Facilities or our other indebtedness were to be accelerated, our assets may not be sufficient to repay such indebtedness in full. We have pledged a significant portion of our assets as collateral under the Senior Credit Facilities.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The Senior Credit Facilities and the indentures governing the senior notes restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or obtain the proceeds that we could realize from them and the proceeds may not be adequate to meet any debt service obligations then due. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain disclosure controls and procedures and internal control over financial reporting. Ensuring that we have adequate internal financial and accounting controls and procedures in place is a costly and time-consuming effort that needs to be re-evaluated frequently. We test our internal controls in order to comply with the requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”). Section 404 requires that we evaluate our internal control over financial reporting to enable management to report on, and our independent auditors to audit, the effectiveness of those controls. Both we and our independent registered public accounting firm test our internal controls in connection with the Section 404 requirements and could, as part of that testing, identify material weaknesses, significant deficiencies or other areas for further attention or improvement.

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

Anti-takeover provisions in our charter documents and Delaware law might discourage, delay or prevent a change in control of our company.

Our amended and restated certificate of incorporation or bylaws contain provisions that may make the acquisition of our company more difficult without the approval of our board of directors. These provisions include:

•	the division of our board of directors into three classes and the election of each class for three-year terms;

•	certain rights of the Principal Stockholders with respect to the designation of directors for nomination and election to our board of directors;

•	advance notice requirements for stockholder proposals and director nominations;

•	the sole ability of the board of directors to fill a vacancy created by the expansion of the board of directors;

•	the required approval of holders of at least 75% of our outstanding shares of capital stock entitled to vote generally at an election of the directors to remove directors only for cause once the Principal Stockholders cease to collectively own at least 50% of our outstanding common stock;

•	the required approval of holders of at least 66 2/3% of our outstanding shares of capital stock entitled to vote at an election of directors to adopt, amend or repeal our bylaws, or amend or repeal certain provisions of our amended and restated certificate of incorporation once the Principal Stockholders cease to collectively own at least 50% of our outstanding common stock;

•	limitations on the ability of stockholders to call special meetings and, when the Principal Stockholders cease to collectively own 50% of our outstanding common stock, to take action by written consent; and

•	provisions that reproduce much of the provisions that limit the ability of “interested stockholders” (other than the Principal Stockholders and certain of their transferees) from engaging in specified business combinations with us absent prior approval of the board of directors or holders of 66 2/3% of our voting stock.

The existence of the foregoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that you could receive a premium for your common stock in the acquisition.

Our amended and restated certificate of incorporation designates courts in the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim against us arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws or (iv) any other action asserting a claim against us that is governed by the internal affairs doctrine (each, a “Covered Proceeding”). In addition, our amended and restated certificate of incorporation provides that if any action the subject matter of which is a Covered Proceeding is filed in a court other than the specified Delaware courts without the approval of our board of directors (each, a “Foreign Action”), the claiming party will be deemed to have consented to (i) the personal jurisdiction of the specified Delaware courts in connection with any action brought in any such courts to enforce the exclusive forum provision described above and (ii) having service of process made upon such claiming party in any such enforcement action by service upon such claiming party’s counsel in the Foreign Action as agent for such claiming party. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to these provisions. These provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

Because we have no current plans to pay cash dividends on our common stock for the foreseeable future, you may not receive any return on investment unless you sell your common stock for a price greater than you paid.

We plan to retain future earnings, if any, for future operation, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than you paid.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The Company maintains the following facilities for its corporate and retail headquarters and to conduct its principal design, manufacturing and distribution operations:

Location	Principal Activity	Square Feet	Owned or Leased (With Expiration Date)
Elmsford, New York	Executive and other corporate offices, showrooms, design and art production for party products	119,469 square feet	Leased (expiration date: December 31, 2021)
Rockaway, New Jersey	Retail corporate offices	106,000 square feet	Leased (expiration date: July 31, 2022)
Antananarivo, Madagascar	Manufacture of costumes	41,000 square feet	Leased (expiration date: December 31, 2023)
East Providence, Rhode Island	Manufacture and distribution of plastic plates, cups and bowls	229,231 square feet (1)	Leased (expiration date: April 27, 2026)
Eden Prairie, Minnesota	Manufacture of metallic balloons and accessories	115,600 square feet	Owned
Eden Prairie, Minnesota	Manufacture of retail, trade show and showroom fixtures	57,873 square feet	Leased (expiration date: October 31, 2020)
Los Lunas, New Mexico	Manufacture of injection molded plastics	85,055 square feet	Owned
Louisville, Kentucky	Manufacture and distribution of paper plates	213,958 square feet	Leased (expiration date: March 31, 2025)
Melaka, Malaysia	Manufacture and distribution of latex balloons	100,000 square feet	Leased (expiration date: May 30, 2072)
Newburgh, New York	Manufacture of paper napkins and cups	248,000 square feet	Leased (expiration date: July 31, 2027)
Tijuana, Mexico	Manufacture and distribution of party products	135,000 square feet	Leased (2)
Brooklyn, New York	Distribution of balloons	68,700 square feet	Leased (expiration date: March 31, 2018)
Chester, New York	Distribution of party products	896,000 square feet	Owned
Edina, Minnesota	Distribution of metallic balloons and accessories	122,312 square feet	Leased (expiration date: March 31, 2021)
Kircheim unter Teck, Germany	Distribution of party goods	215,000 square feet	Owned

Location	Principal Activity	Square Feet	Owned or Leased (With Expiration Date)
Livonia, Michigan	Distribution of party goods for Halloween City	89,780 square feet	Leased (expiration date: May 31, 2019)
Milton Keynes, Buckinghamshire, England	Distribution of party products throughout Europe	130,858 square feet	Leased (expiration date: December 31, 2022)
Naperville, Illinois	Distribution of party goods for e-commerce sales	440,343 square feet	Leased (expiration date: December 31, 2033)

(1)	This figure represents an industrial park, which includes a 48,455 square foot office and warehouse.
(2)	Property is comprised of two buildings with various lease expiration dates through March 31, 2022.

In addition to the facilities listed above, we maintain smaller distribution facilities in Mexico and the United Kingdom, small manufacturing facilities in Madagascar, small administrative offices in California, Australia and the United Kingdom, and sourcing offices in China, Hong Kong, Indonesia, Vietnam and India. We also maintain a warehouse in New York, a sales office in Japan and showrooms in New York, Canada and the United Kingdom.

As of December 31, 2016, Company-owned and franchised permanent stores were located in the following states and Puerto Rico:

State	Company-owned	Franchise	Chain-wide
Alabama	1	8	9
Arizona	16	0	16
Arkansas	0	3	3
California	105	15	120
Colorado	15	0	15
Connecticut	16	0	16
Delaware	1	1	2
Florida	64	9	73
Georgia	30	1	31
Hawaii	0	2	2
Illinois	50	0	50
Indiana	21	0	21
Iowa	9	0	9
Kansas	6	0	6
Kentucky	9	0	9
Louisiana	4	8	12
Maine	3	0	3
Maryland	12	12	24
Massachusetts	25	0	25
Michigan	29	0	29
Minnesota	0	18	18
Mississippi	0	3	3
Missouri	18	1	19
Montana	0	1	1
Nebraska	4	0	4
Nevada	6	0	6
New Hampshire	7	0	7
New Jersey	27	2	29

State	Company-owned	Franchise	Chain-wide
New Mexico	3	0	3
New York	54	13	67
North Carolina	0	18	18
North Dakota	0	3	3
Ohio	31	0	31
Oklahoma	2	0	2
Oregon	0	2	2
Pennsylvania	14	17	31
Puerto Rico	0	5	5
Rhode Island	3	0	3
South Carolina	4	6	10
Tennessee	8	7	15
Texas	54	17	71
Vermont	1	0	1
Virginia	15	8	23
Washington	16	1	17
West Virginia	3	0	3
Wisconsin	12	0	12

Total	698	181	879

Additionally, at December 31, 2016, there were 52 company-owned stores in Canada (including four opened during fiscal year 2016) and three franchise stores in Mexico.

In 2016, we operated 270 temporary stores, under the Halloween City banner, in the U.S. and Canada. Under this program, we operate stores under short-term leases with terms of approximately four months (to cover the early September through late October Halloween selling season).

We lease the property for all of our company-operated stores, which generally range in size from 10,000 square feet to 15,000 square feet. We do not believe that any individual store property is material to our financial condition or results of operations. Of the leases for the company-owned stores at December 31, 2016, 62 expire in 2017, 125 expire in 2018, 83 expire in 2019, 54 expire in 2020, 70 expire in 2021 and the balance expire in 2022 or thereafter. We have options to extend many of these leases for a minimum of five years.

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

On November 18, 2015, a putative class action complaint was filed in the U.S. District Court for the Southern District of New York, naming Party City Holdco Inc. and certain executives as defendants. An

Amended Complaint was filed on April 25, 2016, which named additional defendants. The Amended Complaint alleges violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 in connection with public filings related to the Company’s April 2015 IPO. The plaintiff seeks to represent a class of shareholders who purchased stock in the initial public offering or who can trace their shares to that offering, and the complaint seeks unspecified damages and costs. On February 1, 2017, the Court issued an opinion dismissing the complaint, and entered Judgment in favor of the defendants.

On April 5, 2016, a derivative complaint was filed in the Supreme Court for the State of New York, naming certain directors and executives as defendants, and naming the Company as a nominal defendant. The complaint seeks unspecified damages and costs, and corporate governance reforms, for alleged injury to the Company in connection with public filings related to the Company’s April 2015 initial public offering, compensation paid to executives, and the termination of the management agreement disclosed in the initial public offering-related public filings. On June 15, 2016, by agreement of the parties, the court entered a temporary stay of the proceedings pending (among other things) resolution of the motion to dismiss in connection with the November 18, 2015 filed class action. The Company intends to vigorously defend itself against this action. The Company is unable, at this time, to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition or cash flows.

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

	High	Low
Quarter ended March 31, 2016	15.11	7.53
Quarter ended June 30, 2016	15.34	12.05
Quarter ended September 30, 2016	19.10	13.57
Quarter ended December 31, 2016	17.85	14.15

	High	Low
Period ended June 30, 2015 (from April 16, 2015)	22.60	19.88
Quarter ended September 30, 2015	22.33	15.55
Quarter ended December 31, 2015	17.73	10.95

As of the close of business on February 28, 2017, there were forty four holders of record of the Company’s common stock, which does not reflect those shares held beneficially or those shares held in “street” name. Accordingly, the number of beneficial owners of our common stock exceeds this number.

Dividend Policy

No dividends were paid to stockholders during fiscal years 2015 or 2016. The Company currently intends to retain all of its future earnings, if any, to finance operations, development and growth of its business and repay indebtedness. Most of the Company’s indebtedness contains restrictions on the Company’s activities, including paying dividends on its capital stock and restricting dividends or other payments to the Company. See Note 8, Long-Term Obligations, of Item 8, “Financial Statements and Supplementary Data,” in this Annual Report on Form 10-K for further discussion. Any future determination relating to our dividend policy will be made at the discretion of the Company’s board of directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions, future prospects, contractual restrictions and covenants and other factors that the board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	8,461,826	$8.74	6,388,334
Equity compensation plans not approved by security holders	—	—	—

Total	8,461,826	$8.74	6,388,334

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on the Company’s common stock with the S&P 500 Index and the Dow Jones U.S. Specialty Retailers Index for the period from the completion of our initial public offering on April 16, 2015 through December 31, 2016. The graph assumes an investment of $100 made at the closing of trading on April 16, 2015 in (i) the Company’s common stock, (ii) the stocks comprising the S&P 500 Index and (iii) the stocks comprising the Dow Jones U.S. Specialty Retailers Index. All values assume reinvestment of the full amount of all dividends, if any, into additional shares of the same class of equity securities at the frequency with which dividends were paid on such securities during the applicable time period. The stock price performance included in the line graph below is not necessarily indicative of future stock price performance. The stock performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing by us under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate the graph by reference in such filing.

Item 6.	Selected Consolidated Financial Data

The following table sets forth selected historical consolidated financial data for the periods and as of the dates indicated below. Our selected historical consolidated financial data as of December 31, 2015 and December 31, 2016 and for the years ended December 31, 2014, December 31, 2015 and December 31, 2016 presented in this table has been derived from our historical audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our selected historical consolidated financial data for the periods from January 1, 2012 to July 27, 2012 and July 28, 2012 to December 31, 2012 and for the year ended December 31, 2013 were derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

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

	Period from January 1 to July 27, 2012	Period from July 28 to December 31, 2012	Fiscal Year Ended December 31, 2013 (1)	Fiscal Year Ended December 31, 2014 (2)	Fiscal Year Ended December 31, 2015 (3)	Fiscal Year Ended December 31, 2016 (4)
	(Predecessor)	(Successor)	(Successor)	(Successor)	(Successor)	(Successor)
	(dollars in thousands, except per common share data)
Income Statement Data:
Revenues:
Net sales	$930,903	$964,330	$2,026,272	$2,251,589	$2,275,122	$2,266,386
Royalties and franchise fees	9,281	9,312	18,841	19,668	19,411	17,005

Total revenues	940,184	973,642	2,045,113	2,271,257	2,294,533	2,283,391
Expenses:
Cost of sales (5)	574,048	636,410	1,259,188	1,375,706	1,370,884	1,350,387
Wholesale selling expenses	31,568	28,096	68,102	73,910	64,260	59,956
Retail operating expenses	166,047	172,168	369,996	397,110	401,039	408,583
Franchise expenses	6,579	6,128	13,320	14,281	14,394	15,213
General and administrative expenses (6)	101,502	65,890	146,094	147,718	151,097	152,919
Art and development costs	10,824	8,201	19,311	19,390	20,640	22,249
Impairment of Halloween City trade name (7)	—	—	7,500	—	—	—

Income from operations	49,616	56,749	161,602	243,142	272,219	274,084
Interest expense, net	41,970	62,062	143,406	155,917	123,361	89,380
Other expense (income), net (8)	22,245	26,157	18,478	5,891	130,990	(2,010)

(Loss) income before income taxes	(14,599)	(31,470)	(282)	81,334	17,868	186,714
Income tax expense (benefit)	403	(1,322)	(4,525)	25,211	7,409	69,237

Net (loss) income	(15,002)	(30,148)	4,243	56,123	10,459	117,477
Less: net income attributable to noncontrolling interests	96	60	224	—	—	—

Net (loss) income attributable to Party City Holdco Inc.	$(15,098)	$(30,208)	$4,019	$56,123	$10,459	$117,477

Statement of Cash Flow Data:
Net cash provided by (used in)
Operating activities (9)	$(18,126)	$(35,508)	$135,818	$136,387	$80,212	$257,800
Investing activities (9)	(31,824)	(1,578,553)	(112,522)	(89,632)	(100,136)	(113,733)
Financing activities (9)	33,318	1,629,331	(18,373)	(23,530)	18,941	(119,740)

Per Share Data:
Basic	$(469.17)	$(0.32)	$0.04	$0.60	$0.09	$0.98
Diluted	$(469.17)	$(0.32)	$0.04	$0.59	$0.09	$0.98
Weighted Average
Outstanding basic	32,180.51	93,405,004	93,725,721	93,996,355	111,917,168	119,381,842
Diluted	32,180.51	93,405,004	93,725,721	94,444,137	112,943,807	120,369,672
Cash dividend per common share	—	—	$3.60	—	—	—

Other Financial Data:
Adjusted EBITDA (10)	$116,982	$175,329	$320,775	$362,125	$380,293	$390,049
Adjusted net income (10)	$22,883	$50,920	$68,393	$86,838	$114,206	$138,277
Adjusted net income per common share—diluted (10)	$701.81	$0.55	$0.73	$0.92	$1.01	$1.15
Number of company-owned Party City stores		600	674	693	712	750
Capital expenditures	$28,864	$16,376	$61,241	$78,241	$78,825	$81,948
Party City brand comp sales (11)			2.9%	5.8%	1.5%	(0.4)%
Share of shelf (12)	64.7%	63.7%	67.5%	70.2%	75.0%	76.6%

Balance Sheet Data (at end of period):
Cash and cash equivalents		$20,899	$25,645	$47,214	$42,919	$64,610
Working capital (13).		393,546	400,748	467,115	382,788	387,565
Total assets (13)		3,223,115	3,272,288	3,336,491	3,292,403	3,393,978
Total debt (13)(14)		1,791,313	2,129,240	2,120,796	1,786,809	1,673,090
Redeemable common securities		22,205	23,555	35,062	—	—
Total equity (14)		787,450	456,757	487,226	913,017	1,016,789

(1)	The acquisitions of Party Delights Ltd. (“Party Delights”) and iParty Corp. (“IParty”) are included in the financial statements from their acquisition dates (March 2013 and May 2013, respectively).
(2)	The acquisition of U.S. Balloon Manufacturing Co., Inc. (“U.S. Balloon”) is included in the financial statements from the acquisition date (October 2014).
(3)	The acquisitions of Travis Designs Limited (“Travis”) and Accurate Custom Injection Molding Inc. (“ACIM”) are included in the financial statements from their acquisition dates (March 2015 and August 2015, respectively).
(4)	The acquisitions of nineteen franchise stores and Festival S.A. are included in the financial statements from their acquisition dates (January 2016 and March 2016, respectively).
(5)	As a result of the Transaction, the Company applied the acquisition method of accounting and increased the value of its inventory by $89.8 million as of July 28, 2012. Such adjustment increased the Company’s cost of sales during 2014, 2013 and the period from July 28, 2012 to December 31, 2012 by $5.9 million, $25.2 million and $58.6 million, respectively, as the related inventory was sold.
(6)	In conjunction with the Transaction, the Company recorded $8.4 million of transaction costs in general and administrative expenses during the period from January 1, 2012 to July 27, 2012. Additionally, the Transaction accelerated the vesting of certain of the Company’s stock options and during the period from January 1, 2012 to July 27, 2012 the Company recorded $2.1 million of expense in general and administrative expenses. Further, due to the vesting of such stock options, the Company made payments in lieu of dividends to the holders of such options and during the period from January 1, 2012 to July 27, 2012, the Company recorded a $16.1 million charge in general and administrative expenses.
(7)	In conjunction with the Transaction, the Company applied the acquisition method of accounting and allocated the $2.7 billion acquisition price to various tangible and intangible assets, including the Company’s Halloween City trade name. The value that was ascribed to the trade name was based on the number of Halloween City stores that the Company expected to open during each subsequent Halloween selling season and the expected performance of such stores. The number of stores that the Company opens during a season is driven by many factors, including the availability of suitable locations. During 2013, the Company made a strategic decision to open fewer temporary Halloween City stores. As a result of a change in store performance and the Company’s decision to open fewer Halloween City stores than previously assumed, during 2013 the Company lowered the value of its Halloween City trade name by recording a $7.5 million impairment charge.
(8)	During August 2015, PCHI redeemed all $700 million of its 8.875% senior notes (“Old Senior Notes”) and refinanced its existing $1,125 million senior secured term loan facility (“Old Term Loan Credit Agreement”) and $400 million asset-based revolving credit facility (“Old ABL Facility”) with new indebtedness consisting of: (i) a senior secured term loan facility (“Term Loan Credit Agreement”), (ii) a $540 million asset-based revolving credit facility (with a seasonal increase to $640 million during a certain period of each calendar year) (“ABL Facility”) and (iii) $350 million of 6.125% senior notes (“Senior Notes”). The redemption price for the Old Senior Notes was 6.656% of the principal amount, or $46.6 million. The Company recorded such amount in other expense, net. Additionally, in conjunction with the refinancing, the Company wrote-off $22.7 million of previously capitalized deferred financing costs, original issuance discounts and call premiums and also recorded such amount in other expense, net. Further, in conjunction with the refinancing of the term loans, the Company incurred banker and legal fees, $9.8 million of which was recorded in other expense, net.

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

(9)	See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity,” for a discussion of cash flows.
(10)	The Company presents adjusted EBITDA, adjusted net income and adjusted net income per common share—diluted as supplemental measures of its operating performance. The Company defines EBITDA as net income (loss) before interest expense, net, income taxes, depreciation and amortization and defines adjusted EBITDA as EBITDA, as further adjusted to eliminate the impact of certain items that the Company does not consider indicative of our core operating performance. These further adjustments are itemized below. Adjusted net income represents the Company’s net income (loss) adjusted for, among other items, intangible asset amortization, non-cash purchase accounting adjustments, amortization of deferred financing costs and original issue discounts, refinancing charges, equity based compensation, and impairment charges. Adjusted net income per common share – diluted represents adjusted net income divided by diluted weighted average common shares outstanding. The Company presents these measures as supplemental measures of its operating performance. You are encouraged to evaluate these adjustments and the reasons the Company considers them appropriate for supplemental analysis. In evaluating the measures, you should be aware that in the future the Company may incur expenses that are the same as, or similar to, some of the adjustments in this presentation. The Company’s presentation of adjusted EBITDA and adjusted net income should not be construed as an inference that the Company’s future results will be unaffected by unusual or non-recurring items. The Company presents the measures because the Company believes they assist investors in comparing the Company’s performance across reporting periods on a consistent basis by eliminating items that the Company does not believe are indicative of its core operating performance. In addition, the Company uses adjusted EBITDA: (i) as a factor in determining incentive compensation, (ii) to evaluate the effectiveness of its business strategies and (iii) because its credit facilities use adjusted EBITDA to measure compliance with certain covenants. The Company also believes that adjusted net income and adjusted net income per common share—diluted are helpful benchmarks to evaluate its operating performance.

Adjusted EBITDA, adjusted net income, and adjusted net income per common share—diluted have limitations as analytical tools. Some of these limitations are:

•	they do not reflect the Company’s cash expenditures or future requirements for capital expenditures or contractual commitments;

•	they do not reflect changes in, or cash requirements for, the Company’s working capital needs;

•	adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on the Company’s indebtedness;

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and adjusted EBITDA does not reflect any cash requirements for such replacements;

•	non-cash compensation is and will remain a key element of the Company’s overall long-term incentive compensation package, although the Company excludes it as an expense when evaluating its core operating performance for a particular period;

•	they do not reflect the impact of certain cash charges resulting from matters the Company considers not to be indicative of its ongoing operations; and

•	other companies in the Company’s industry may calculate adjusted EBITDA, adjusted net income and adjusted net income per common share differently than the Company does, limiting its usefulness as a comparative measure.

Because of these limitations, adjusted EBITDA, adjusted net income, and adjusted net income per common share—diluted should not be considered in isolation or as substitutes for performance measures calculated in accordance with GAAP. The Company compensates for these limitations by relying primarily on its GAAP results and using the metrics only on a supplemental basis. The reconciliations from net income (loss) to adjusted EBITDA and adjusted net income for the periods presented follow (dollars in thousands, except per share amounts):

	Period from January 1 to July 27, 2012 (Predecessor)		Period from July 28 to December 31, 2012 (Successor)		Fiscal Year Ended December 31, 2013 (Successor)		Fiscal Year Ended December 31, 2014 (Successor)		Fiscal Year Ended December 31, 2015 (Successor)		Fiscal Year Ended December 31, 2016 (Successor)
Net (loss) income	$(15,002)		$(30,148)		$4,243		$56,123		$10,459		$117,477
Interest expense, net	41,970		62,062		143,406		155,917		123,361		89,380
Income taxes	403		(1,322)		(4,525)		25,211		7,409		69,237
Depreciation and amortization	33,915		49,837		94,624		82,890		80,515		83,630

EBITDA	61,286		80,429		237,748		320,141		221,744		359,724
Equity based compensation	3,375		—		2,137		1,583		3,042		3,853
Non-cash purchase accounting adjustments	—		58,626	(a)	25,229	(a)	8,868	(a)	4,470	(a)	4,114	(a)
Management fee	713		1,292	(b)	3,000	(b)	3,356	(b)	31,627	(b)	—
Impairment charges	—		—		7,822	(c)	1,012		852		—
Restructuring, retention and severance	355		784		4,673		3,391		2,318		911
Payment in lieu of dividend	16,533	(d)	—		—		—		—		—
Refinancing charges	—		—		12,295	(e)	4,396	(e)	94,607	(e)	1,458	(e)
Deferred rent	3,344	(f)	6,335	(f)	17,055	(f)	14,418	(f)	13,407	(f)	18,835	(f)
Business interruption	—		2,000		500		(2,435)		—		—
Transaction costs	28,582	(g)	24,564	(g)	—		—		—		—
Corporate development expenses	2,395	(h)	351	(h)	4,828	(h)	700	(h)	1,786	(h)	4,290	(h)
Foreign currency losses (gains)	148		532		1,581		1,447		3,691		(7,417)
Closed store expense	305	(i)	169	(i)	1,498	(i)	1,199	(i)	1,901	(i)	3,688	(i)
Undistributed (income) loss in unconsolidated joint ventures	(128)		(297)		172		1,556		562		314
Gain on sale of assets	—		—		—		—		(2,660)		—
Change-of-control license premium	—		—		—		—		3,000		—
Other	74		544		2,237		2,493		(54)		279

Adjusted EBITDA	$116,982		$175,329		$320,775		$362,125		$380,293		$390,049

	Period from January 1 to July 27, 2012 (Predecessor)		Period from July 28 to December 31, 2012 (Successor)		Fiscal Year Ended December 31, 2013 (Successor)		Fiscal Year Ended December 31, 2014 (Successor)		Fiscal Year Ended December 31, 2015 (Successor)		Fiscal Year Ended December 31, 2016 (Successor)
(Loss) income before income taxes	$(14,599)		$(31,470)		$(282)		$81,334		$17,868		$186,714
Intangible asset amortization	5,542	(j)	14,160	(j)	26,997	(j)	22,195	(j)	18,885	(j)	17,247	(j)
Non-cash purchase accounting adjustments	—		71,755	(a)	39,414	(a)	13,692	(a)	6,445	(a)	5,300	(a)
Amortization of deferred financing costs and original issuance discount	2,592	(k)	4,605	(k)	20,211	(k)(e)	15,610	(k)(e)	40,516	(k)(e)	5,818	(k)(e)
Management fee	713		1,292	(b)	3,000	(b)	3,356	(b)	31,627	(b)	—
Refinancing charges	—		—		4,068	(e)	1,407	(e)	65,338	(e)	725	(e)
Equity based compensation	3,375		—		2,137		1,583		3,042		3,853
Payment in lieu of dividend	16,533	(d)	—		—		—		—		—
Impairment charges	—		—		7 ,822	(c)	1,012		852		—
Gain on sale of assets	—		—		—		—		(2,660)		—
Change-of-control license premium	—		—		—		—		3,000		—
Transaction costs	28,582	(g)	24,564	(g)	—		—		—		—

Adjusted income before income taxes	42,738		84,906		103,367		140,189		184,913		219,657
Adjusted income taxes	19,855	(l)	33,986	(l)	34,974	(l)	53,351	(l)	70,707	(l)	81,380	(l)

Adjusted net income	$22,883		$50,920		$68,393		$86,838		$114,206		$138,277

Adjusted net income per common share—diluted	$701.81		$0.55		$0.73		$0.92		$1.01		$1.15

(a)	As a result of the Transaction, the Company applied the acquisition method of accounting and increased the value of its inventory by $89.8 million as of July 28, 2012. Such adjustment increased the Company’s cost of sales during 2014, 2013 and the period from July 28, 2012 to December 31, 2012 by $5.9 million, $25.2 million and $58.6 million, respectively, as the related inventory was sold. Further, during the application of the acquisition method of accounting, the Company increased the value of certain property, plant and equipment. The impact of such adjustments on depreciation expense increased the Company’s expenses during 2016, 2015, 2014, 2013, and the period from July 28, 2012 to December 31, 2012 by $1.4 million, $2.8 million, $4.8 million, $14.2 million and $13.1 million, respectively. These property, plant and equipment depreciation amounts are included in “Non-cash purchase accounting adjustments” for purposes of calculating “adjusted net income”, but are excluded from “Non-cash purchase accounting adjustments” for purposes of calculating adjusted EBITDA since they are included in depreciation expense.
(b)	At the time of the Transaction, the Company entered into a management agreement with THL and Advent under which THL and Advent provided advice to the Company on, among other things, financing, operations, acquisitions and dispositions. Under the agreement, THL and Advent were paid an annual management fee for such services. In connection with the initial public offering in April 2015, the management agreement was terminated and the Company paid THL and Advent a termination fee. Such amount, $30.7 million, was recorded in other expense, net.
(c)	In conjunction with the Transaction, the Company applied the acquisition method of accounting and allocated the $2.7 billion acquisition price to various tangible and intangible assets, including the Company’s Halloween City trade name. The value that was ascribed to the trade name was based on the number of Halloween City stores that the Company expected to open during each subsequent Halloween selling season and the expected performance of such stores. The number of stores that the Company opens during a season is driven by many factors, including the availability of suitable locations. During 2013, the Company made a strategic decision to open fewer temporary Halloween City stores. As a result of a change in store performance and the Company’s decision to open fewer Halloween City stores than previously assumed, during 2013 the Company lowered the value of its Halloween City trade name by recording a $7.5 million impairment charge.
(d)	In December 2010, a one-time cash dividend was declared. In addition, holders of unvested options at the declaration date would receive a distribution when the options vested. At the time of the Transaction in 2012, certain outstanding stock options became fully vested and distributions were made in the amount of $16.1 million. Further, prior to the Transaction, during 2012 certain outstanding stock options became fully vested and the Company made distributions in the amount of $0.4 million. The Company recorded charges equal to such amounts in general and administrative expenses during the period from January 1, 2012 to July 27, 2012.
(e)	During October 2016, the Company amended the Term Loan Credit Agreement. In conjunction with that amendment, the Company wrote-off $0.4 million of costs that had been capitalized during the initial issuance of the debt. Additionally, the Company wrote-off $0.3 million of the net original issuance discount that existed as of the time of the amendment. The amounts are included in “Refinancing charges” in the adjusted EBITDA table above and in “Amortization of deferred financing costs and original issue discount” in the adjusted net income table above (consistent with the presentation in the Company’s consolidated statement of cash flows included elsewhere in this Annual Report on Form 10-K). Further, in conjunction with the amendment, the Company expensed $0.7 million of investment banking and legal fees. These amounts are included in “Refinancing charges” in the tables above.

During August 2015, the Company refinanced its debt. In conjunction with the refinancing, the Company paid a call premium and other third-party costs. The Company recorded such payments, $56.4 million in aggregate, in the Company’s 2015 consolidated statement of income and comprehensive loss. The amount is included in “Refinancing charges” in the tables above. Additionally, in conjunction with the refinancing, the Company wrote off $22.7 million of capitalized debt issuance costs, original issuance discounts and call premiums. Such charge was recorded in the Company’s 2015 consolidated statement of income and comprehensive loss and included in “Refinancing charges” in the adjusted EBITDA table above and in “Amortization of deferred financing costs and original issue discounts” in the adjusted net income table above (consistent with the presentation in the Company’s consolidated statement of cash flows included elsewhere in this annual Report on Form 10-K). Further, as PCHI was required to provide 30 days of notice when calling its Old Senior Notes, during a portion of 2015 both the Old Senior Notes and Senior Notes were outstanding. The overlapping interest expense, $2.0 million, is included in “Refinancing charges” in the adjusted net income table above.

During April 2015, the Company used proceeds from the initial public offering to redeem the Nextco Notes. The redemption resulted in a prepayment penalty of $7.0 million. The Company recorded the prepayment penalty in the Company’s 2015 consolidated statement of income and comprehensive loss. The amount is included in “Refinancing charges” in the tables above. Additionally, in conjunction with the redemption, the Company wrote off $8.6 million of capitalized debt issuance costs and original issuance discounts related to the Nextco Notes. Such charge was recorded in the Company’s consolidated statement of income and comprehensive loss during 2015 and included in “Refinancing charges” in the adjusted EBITDA table above and in “Amortization of deferred financing costs and original issue discounts” in the adjusted net income table above (consistent with the presentation in the Company’s consolidated statement of cash flows included elsewhere in this Annual Report on Form 10-K).

During February 2014, the Company amended the Old Term Loan Credit Agreement again. In conjunction with that amendment, the Company wrote-off $1.6 million of costs that had been capitalized during the issuance of the debt. Additionally, the Company wrote-off $1.3 million of the net original issuance discount that existed as of the time of that amendment. The amounts are included in “Refinancing charges” in the adjusted EBITDA table above and in “Amortization of deferred financing costs and original issue discount” in the adjusted net income table above (consistent with the presentation in the Company’s consolidated statement of cash flows included elsewhere in this Annual Report on Form 10-K). Further, in conjunction with the amendment, the Company expensed $1.4 million of investment banking and legal fees. These amounts are included in “Refinancing charges” in the tables above.

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

(f)	The deferred rent adjustment reflects the difference between accounting for rent and landlord incentives in accordance with GAAP and the Company’s actual cash outlay for such items.
(g)	In conjunction with the Transaction, the Company incurred certain non-recurring costs, principally related to the Principal Stockholders’ fees, banker fees and attorney fees.
(h)	Principally represents third-party costs related to acquisitions (primarily legal expenses and diligence fees). Such costs are excluded from the definition of “Consolidated Adjusted EBITDA” that is utilized for certain covenants in the Company’s credit agreements.
(i)	Charges incurred related to closing unprofitable stores.
(j)	Represents the amortization of intangible assets, including those assets recorded in conjunction with the application of the acquisition method of accounting due to the Transaction.
(k)	Represents the amortization of deferred financing costs, original issuance discounts and capitalized call premiums related to debt offerings. Additionally, 2016, 2015, 2014 and 2013 include the write-off of deferred financing costs, net original issuance discounts and capitalized call premiums in conjunction with refinancings. See note (e) for further discussion.
(l)	Represents income tax expense/benefit after excluding the specific tax impacts for each of the pre-tax adjustments. The tax impacts for each of the adjustments were determined by applying to the pre-tax adjustments the effective income tax rates for the specific legal entities in which the adjustments were recorded. Additionally, 2014 adjusted income tax expense excludes a non-recurring income tax benefit related to costs incurred in conjunction with the Transaction.
(11)	Party City brand comp sales include North American e-commerce sales.
(12)	Represents the percentage of product costs included in cost of goods sold by our Party City stores and North American retail e-commerce operations which relate to products supplied by our wholesale operations.
(13)	Amounts for 2012 to 2014 adjusted to reflect the Company’s retrospective adoption during the fourth quarter of 2015 of Financial Accounting Standards Board Accounting Standards Update 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. Deferred financing costs in the amounts of $44.4 million, $55.2 million, and $60.2 million were reclassified from “other assets” to debt as of December 31, 2014, 2013, and 2012, respectively.
(14)	Excludes redeemable common securities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Our Company

We are the leading party goods retailer by revenue in North America and, we believe, the largest vertically integrated supplier of decorated party goods globally by revenue. With over 900 locations (inclusive of franchised stores), we have the only coast-to-coast network of party superstores in the U.S. and Canada that make it easy and fun to enhance special occasions with a differentiated shopping experience and an unrivaled assortment of innovative and exciting merchandise offered at a compelling value. We also operate multiple e-commerce sites, principally under the domain name PartyCity.com, and during the Halloween selling season we open a network of approximately 250—300 temporary stores under the Halloween City banner.

In addition to our retail operations, we are also one of the largest global designers, manufacturers and distributors of decorated party supplies, with products found in over 40,000 retail outlets worldwide, including independent party supply stores, mass merchants, grocery retailers and dollar stores. Our products are available in over 100 countries with the United Kingdom (“U.K.”), Germany, Australia and France among the largest end markets for our products outside of North America.

How We Assess the Performance of Our Company

In assessing the performance of our company, we consider a variety of performance and financial measures for our two operating segments, Retail and Wholesale. These key measures include revenues and gross profit, comparable retail same-store sales and operating expenses. We also review other metrics such as adjusted net income (loss), adjusted net income (loss) per common share – diluted and adjusted EBITDA. For a discussion of our use of these measures and a reconciliation of adjusted net income (loss) and adjusted EBITDA to net income (loss), please refer to Item 6, “Selected Consolidated Financial Data.”

Segments

Our retail operations generate revenue primarily through the sale of Amscan, Designware, Anagram, Costumes USA and other party supplies through Party City, Halloween City and PartyCity.com. During 2016, approximately 77% of the product that was sold by our retail operations was supplied by our wholesale operations.

Our wholesale revenues are generated from the sale of party goods for all occasions, including paper and plastic tableware, accessories and novelties, costumes, metallic and latex balloons and stationery. Our products are sold at wholesale to party goods superstores, including our franchise stores, other party goods retailers, mass merchants, independent card stores, dollar stores and other retailers and distributors throughout the world.

Intercompany sales between the Wholesale and the Retail segment are eliminated, and the wholesale profits on intercompany sales are deferred and realized at the time the merchandise is sold to the retail consumer. For segment reporting purposes, certain general and administrative expenses and art and development costs are allocated based on total revenues.

Financial Measures

Revenues. Revenues from retail store operations are recognized at point of sale. We estimate future retail sales returns and record a provision in the period in which the related sales are recorded based on historical information. E-commerce sales are recorded on a FOB destination basis and include shipping revenues. Retail sales are reported net of taxes collected. Franchise royalties are recognized based on reported franchise retail sales. Additionally, fees paid by franchisees when franchise stores are opened are recognized upon the completion of our performance requirements and the opening of the franchise store.

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

Adjusted Net Income (Loss). Adjusted net income (loss) represents our net income (loss), adjusted for, among other items, intangible asset amortization, non-cash purchase accounting adjustments, amortization of deferred financing costs and original issue discounts, refinancing charges, equity based compensation and impairment charges. We present adjusted net income because we believe it assists investors in comparing our performance across reporting periods on a consistent basis by eliminating the impact of items that we do not believe are indicative of our core operating performance.

Adjusted Net Income (Loss) Per Common Share—Diluted. Adjusted net income (loss) per common share—diluted represents adjusted net income (loss) divided by the Company’s diluted weighted average common shares outstanding. We present the metric because we believe it assists investors in comparing our per share performance across reporting periods on a consistent basis by eliminating the impact of items that we do not believe are indicative of our core operating performance.

Executive Overview

Net income increased from $10.5 million in 2015 to $117.5 million in 2016. Adjusted EBITDA increased from $380.3 million in 2015 to $390.0 million in 2016 and adjusted net income increased from $114.2 million to $138.3 million. See Item 6, “Selected Consolidated Financial Data”, of this Annual Report on Form 10-K for reconciliations of such metrics.

Net income per common share—diluted increased from $0.09 in 2015 to $0.98 in 2016. Additionally, adjusted net income per common share—diluted increased from $1.01 in 2015 to $1.15 in 2016.

Factors Affecting Our Results

Important events that have impacted or will impact the results presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include:

Halloween falling on a Monday. Halloween fell on a Monday during 2016, as compared to a Saturday in 2015. The timing impacted the Company’s adult costume sales. See “Results of Operations” below for further discussion.

Foreign Exchange. Our international operations conduct business in various currencies. As many of the operations utilize U.S. Dollars to purchase product and then sell to customers in other currencies, the strengthening of the U.S. Dollar negatively impacts the margins of such operations. Additionally, when the sales and other income statement amounts of the foreign entities are translated into U.S. Dollars during the financial statement consolidation process, the strengthening of the U.S. Dollar decreases such amounts in our consolidated statement of income and comprehensive income (loss). Further, during our financial statement close process, we adjust open receivables and payables that are not in the functional currencies of its subsidiaries to the latest foreign currency exchange rates. The gains and losses created by such adjustments are primarily recorded in our statement of income and comprehensive income.

Therefore, during 2016, fluctuations in the U.S. Dollar versus the Pound and other foreign currencies impacted our results when compared to 2015. Please see “Results of Operations” below for further discussion. Additionally, please see Item 7A., “Quantitative and Qualitative Disclosures about Market Risk”, for further discussion of how foreign exchange impacts us.

Recent Acquisitions. During December 2015 and January 2016, we acquired 23 franchise stores. The acquisitions increased sales for our retail segment by approximately $47 million versus 2015. Additionally, these acquisitions decreased our third-party wholesale sales by $19 million as post-acquisition wholesale sales to such stores are now eliminated as intercompany sales.

Refinancings. During August 2015, PCHI redeemed its $700 million Old Senior Notes and refinanced its existing $1,125 million Old Term Loan Credit Agreement and $400 million Old ABL Facility with new indebtedness consisting of: (i) a senior secured term loan facility (“Term Loan Credit Agreement”), (ii) a $540 million asset-based revolving credit facility (with a seasonal increase to $640 million during a certain period of each calendar year) (“ABL Facility”) and (iii) $350 million of 6.125% senior notes (“Senior Notes”).

The redemption price for the Old Senior Notes was 6.656% of the principal amount, $46.6 million. We recorded such amount in other expense, net. Additionally, in conjunction with the refinancing, we wrote-off $22.7 million of previously capitalized deferred financing costs, original issuance discounts and call premiums and also recorded such amount in other expense, net. Further, in conjunction with the refinancing of the term loans, we incurred banker and legal fees; $9.8 million of which was recorded in other expense, net.

Additionally, during October 2016, we amended our Term Loan Credit Agreement and recorded $1.5 million of expense in other expense, net.

Initial Public Offering. During April 2015, we consummated an initial public offering of our common stock. In conjunction with such offering, we paid a 2% prepayment penalty, or $7.0 million, in order to redeem its Nextco Notes, and we paid a management agreement termination fee of $30.7 million to affiliates of THL and Advent. We recorded the prepayment penalty and termination fee in other expense, net in our consolidated statement of income and comprehensive loss. Additionally, in conjunction with the redemption of the $350.0 million PIK notes (“Nextco Notes”), we wrote off $8.6 million of capitalized debt issuance costs and original issuance discounts. The write-off was also recorded in other expense, net in our consolidated statement of income and comprehensive loss.

Interest expense, net, totaled $89.4 million during 2016, compared to $123.4 million during full-year 2015. The decrease principally reflects the reduction in interest rates following the 2015 refinancing and the repayment of the Nextco Notes.

Results of Operations

The following tables set forth our operating results and operating results as a percentage of total revenues for the years ended December 31, 2016 and 2015.

	Years Ended December 31,
	2016		2015
	(Dollars in thousands, except per share data)
Revenues:
Net sales	$2,266,386	99.3%	$2,275,122	99.2%
Royalties and franchise fees	17,005	0.7	19,411	0.8

Total revenues	2,283,391	100.0	2,294,533	100.0
Expenses:
Cost of sales	1,350,387	59.1	1,370,884	59.7
Wholesale selling expenses	59,956	2.6	64,260	2.8
Retail operating expenses	408,583	17.9	401,039	17.5
Franchise expenses	15,213	0.7	14,394	0.6
General and administrative expenses	152,919	6.7	151,097	6.6
Art and development costs	22,249	1.0	20,640	0.9

Total expenses	2,009,307	88.0	2,022,314	88.1

Income from operations	274,084	12.0	272,219	11.9
Interest expense, net	89,380	3.9	123,361	5.4
Other (income) expense, net	(2,010)	(0.1)	130,990	5.7

Income before income taxes	186,714	8.2	17,868	0.8
Income tax expense	69,237	3.1	7,409	0.3

Net income.	$117,477	5.1%	$10,459	0.5%

Net income per common share—basic.	$0.98		$0.09
Net income per common share—diluted.	$0.98		$0.09

Revenues

Total revenues for the year ended December 31, 2016 were $2,283.4 million and were $11.1 million or 0.5% lower than 2015. The following table sets forth our total revenues for the years ended December 31, 2016 and 2015.

	Years Ended December 31,
	2016		2015
	Dollars in Thousands	Percentage of Total Revenues	Dollars in Thousands	Percentage of Total Revenues
Net Sales:
Wholesale	$1,252,218	54.8%	$1,226,989	53.5%
Eliminations	(626,900)	(27.4)%	(573,391)	(25.0)%

Net wholesale	625,318	27.4%	653,598	28.5%
Retail	1,641,068	71.9%	1,621,524	70.7%

Total net sales	2,266,386	99.3%	2,275,122	99.2%
Royalties and franchise fees	17,005	0.7%	19,411	0.8%

Total revenues	$2,283,391	100.0%	$2,294,533	100.0%

Retail

Retail net sales during 2016 were $1,641.1 million and increased $19.5 million, or 1.2%, compared to 2015. Retail net sales at our Party City stores totaled $1,429.5 million and were $34.6 million, or 2.5%, higher than

2015 as the effects of new store growth, franchise acquisitions and growing comp sales in Canada were partially offset by decreased comp sales in our U.S. stores and the impact of foreign currency translation. During 2016, we acquired 19 franchise stores, opened 29 new stores and closed ten stores. A strengthening of the U.S. Dollar, in comparison to the Canadian Dollar, negatively impacted our Canadian retail sales during 2016 by $2.6 million. Global retail e-commerce sales totaled $152.9 million during 2016 and were $10.0 million, or 7.0%, higher than during 2015. The e-commerce sales included in our same store sales for the Party City brand comp increased by 9.9% during the period (see below for further detail). This positive factor was partially offset by a $3.3 million decrease in e-commerce sales due to the strengthening of the U.S. Dollar in comparison to the British Pound Sterling. Sales at our temporary Halloween City stores were $58.7 million during 2016 or $25.1 million lower than in 2015. The decrease was principally due to making a strategic decision to open 65 fewer Halloween City stores during the 2016 Halloween selling season in response to the impact of the holiday falling on a Monday this year, as opposed to on a Saturday during 2015. Additionally, the average sales per Halloween City store decreased versus 2015, principally due to the shift to a Monday Halloween and the corresponding decrease in adult costume sales.

Same-store sales for the Party City brand (including North American retail e-commerce sales) decreased by 0.4% during 2016 as a 1.6% increase in average transaction dollar size was more than offset by a 2.0% decrease in transaction count. Our “everyday” business grew by approximately 3% versus the prior year, helping to mitigate the decline in our seasonal business, driven principally by the two-day shift to a Monday Halloween.

Excluding the impact of e-commerce, same-store sales decreased by 1.3% as a 1.3% increase in average transaction dollar size was more than offset by a 2.6% decrease in transaction count. The increase in average transaction dollar size was principally due to opportunistic price increases. The decrease in transaction count was primarily due to adult Halloween participation being impacted by the holiday shifting to a Monday.

The North American retail e-commerce sales included in our same store sales for the Party City brand comp increased by 9.9% as a 13.6% increase in transaction count was partially offset by a 3.7% decrease in average transaction dollar size. The increase in e-commerce transaction count reflects improved customer conversion (the percentage of website visitors who purchase product from the site), principally due to enhanced digital marketing, expanded product assortment and more effective promotional activity. The decrease in average transaction dollar size principally relates to the increased promotional activity, mostly related to free shipping of product, as units per transaction were essentially flat, year over year. Same-store sales percentages were not affected by foreign currency as such percentages are calculated in local currency.

Wholesale

Wholesale net sales during 2016 totaled $625.3 million and were $28.3 million, or 4.3%, lower than during 2015. Net sales to domestic party goods retailers and distributors (including our franchisee network) totaled $316.1 million and were $30.4 million, or 8.8%, lower than during 2015. The decrease was principally due to our acquisition of 23 franchise stores during December 2015 and January 2016; as post-acquisition sales to such stores (approximately $19 million during 2015) are now eliminated as intercompany sales. Additionally, gift product sales decreased by approximately $7 million due to the de-emphasis and reorganization of our Grasslands Road gift division. The remainder of the variance was principally due to slightly lower sales of Halloween product (due to the Monday Halloween). Net sales of metallic balloons to domestic distributors and retailers (including our franchisee network) totaled $82.0 million during 2016 and were $1.2 million, or 1.4%, lower than during 2015 as a portion of 2016 Valentine’s Day sales shifted into December 2015 (the corresponding 2017 Valentine’s Day sales occurred in January 2017). Excluding this shift, net sales of metallic balloons grew 1.4%, driven largely by increased assortment and overall category expansion. Our international sales (which include U.S. export sales and exclude U.S. import sales from foreign subsidiaries) totaled $227.2 million and were $3.3 million, or 1.5%, higher than in 2015, despite a $15.8 million negative impact from foreign currency translation during 2016. Our international business growth is reflective of a combination of acquisition, channel expansion, increased assortment and the growing consumer participation in parties and celebrations. International sales increased versus 2015 primarily due to the acquisition of Festival S.A. (impact of approximately $3 million), higher Halloween and Carnival sales in Germany (approximately

$2 million), increased costumes sales in the U.K. (impact of approximately $2 million), higher sales of garments and accessories (impact of approximately $2 million, also principally into the U.K. market), increased sales of metallic balloons (approximately $2 million), higher sales of latex balloons (impact of approximately $2 million) and the success of a new store-in-store program with a mass merchandiser in Australia (impact of approximately $1 million).

Intercompany sales to our retail affiliates totaled $626.9 million during 2016 and were $53.5 million, or 9.3%, higher than during 2015. Intercompany sales represented 50.1% of total wholesale sales during 2016, compared to 46.7% during 2015. The increase in intercompany sales was principally due to the impact of the higher company store count (as discussed above under “-Retail”) and the increasing share of shelf (as noted below under “-Gross Profit”). The intercompany sales of our wholesale segment are eliminated against the intercompany purchases of our retail segment in the consolidated financial statements.

Royalties and franchise fees

Royalties and franchise fees for 2016 were $17.0 million and were $2.4 million lower than 2015 principally due to the acquisition of franchise stores during December 2015 and January 2016.

Gross Profit

The following table sets forth our gross profit for the years ended December 31, 2016 and December 31, 2015.

	Year Ended December 31,
	2016		2015
	Dollars in Thousands	Percentage of Net Sales	Dollars in Thousands	Percentage of Net Sales
Retail	$711,468	43.4%	$703,236	43.4%
Wholesale	204,531	32.7	201,002	30.8

Total	$915,999	40.4%	$904,238	39.7%

The gross profit margin on net sales at retail during 2016 was 43.4%. Such percentage was consistent with 2015. Our wholesale share of shelf at our Party City stores and our North American retail e-commerce operations (i.e., the percentage of our retail product cost of sales supplied by our wholesale operations) increased from 75.0% during 2015 to 76.6% during 2016. However, the benefit of higher share of shelf and reduced product costs were offset by increased occupancy costs, associated with our store growth, and slightly higher promotions, due largely to the shift to a Monday Halloween.

The gross profit on net sales at wholesale during 2016 and 2015 was 32.7% and 30.8%, respectively. The increase was principally due to the benefits associated with improved sourcing efforts and favorable commodity costs, partially offset by the strengthening of the U.S. Dollar and its unfavorable impact on certain of our international subsidiaries that purchase product denominated in U.S. Dollars and sell in local currency.

Operating expenses

Wholesale selling expenses totaled $60.0 million in 2016 and were $4.3 million, or 6.7%, lower than 2015. The decrease was principally due to cost savings associated with the reorganization of our gift sales group (discussed above) and, to a lesser extent, the $1.5 million impact of foreign currency translation at international subsidiaries. Wholesale selling expenses were 9.6% and 9.8% of net wholesale sales during 2016 and 2015, respectively.

Retail operating expenses during 2016 were $408.6 million and were $7.5 million, or 1.9%, higher than during 2015. Higher payroll costs at our Party City stores (driven by the higher store count discussed above) were partially offset by 65 fewer temporary Halloween City stores and realized savings associated with improved labor productivity and efficiency. Foreign currency translation at international subsidiaries reduced retail operating expenses by approximately $1 million in comparison to 2015. Retail operating expenses were 24.9% and 24.7% of net retail sales during 2016 and 2015, respectively.

Franchise expenses during 2016 and 2015 were $15.2 million and $14.4 million, respectively. The $0.8 million variance was principally due to increased intangible asset amortization.

General and administrative expenses during 2016 totaled $152.9 million and were $1.8 million, or 1.2%, higher than in 2015. The increase was principally due to inflationary cost increases, higher professional fees (partially related to costs incurred in connection with Sarbanes-Oxley compliance procedures), increased store closing costs and higher stock-based compensation expense. These factors were substantially offset by lower incentive-based compensation and the impact of foreign currency translation at international subsidiaries (approximately $2 million). General and administrative expenses were 6.7% and 6.6% of total revenues during 2016 and 2015, respectively.

Art and development costs were $22.2 million and $20.6 million during 2016 and 2015, respectively. The increase was principally due to increased head count and other product development and design costs incurred in order to support the expansion of our retail programs. Art and development costs were 1.0% and 0.9% of total revenues in 2016 and 2015, respectively.

Interest expense, net

Interest expense, net, totaled $89.4 million during 2016, compared to $123.4 million during 2015. The decrease principally reflects the reduction in interest rates following the Company’s third quarter 2015 debt refinancing (see below) and the repayment of the $350.0 million PIK notes (the “Nextco Notes”), which were fully redeemed during the second quarter 2015 with proceeds from our initial public offering (see below).

Other (income) expense, net

Other (income) expense, net generally includes foreign currency transaction (gains) losses, corporate development expenses and (gains) losses from unconsolidated joint ventures.

For 2016, other income, net, totaled $2.0 million. Foreign currency transaction gains, due to the movement of the U.S. Dollar during 2016 and the corresponding re-measurement of the U.S. dollar-denominated receivables and payables of our foreign operations, were partially offset by corporate development costs and refinancing charges. See Note 10 of the consolidated financial statements in Item 8, “Financial Statements and Supplementary Data,” for further detail.

For 2015, other expense, net, totaled $131.0 million, $79.1 million of which related to the refinancing of the Company’s debt (see below) and $46.3 million of which related to our initial public offering (see below).

During August 2015, PCHI redeemed its Old Senior Notes and refinanced its Old Term Loan Credit Agreement and Old ABL Facility with new indebtedness consisting of: (i) a senior secured term loan facility (“Term Loan Credit Agreement”), (ii) a $540 million asset-based revolving credit facility (with a seasonal increase to $640 million during a certain period of each calendar year) (“ABL Facility”) and (iii) $350 million of 6.125% senior notes (“Senior Notes”). The redemption price for the Old Senior Notes was 6.656 % of the principal amount, $46.6 million. We recorded such amount in other expense, net. Additionally, in conjunction with the refinancing, the Company wrote-off $22.7 million of previously capitalized deferred financing costs, original issuance discounts and call premiums and also recorded such amount in other expense, net. Further, in conjunction with the refinancing of the term loans, we incurred banker and legal fees, $9.8 million of which was recorded in other expense, net.

During April 2015, in conjunction with our initial public offering, we paid a 2% prepayment penalty, or $7.0 million, in order to redeem its Nextco Notes, and paid a management agreement termination fee of

$30.7 million to affiliates of THL and Advent. Additionally, in conjunction with the redemption of the Nextco Notes, we wrote off $8.6 million of capitalized debt issuance costs and original issuance discounts.

Income tax expense

The decrease in our effective income tax rate from 41.5% in 2015 to 37.1% in 2016 was principally due to higher domestic and foreign pre-tax income in 2016. During 2015, domestic pre-tax income was impacted by a management agreement termination fee and refinancing-related costs (see above for further discussion).

Year Ended December 31, 2015 Compared To Year Ended December 31, 2014

The following tables set forth our operating results and operating results as a percentage of total revenues for the years ended December 31, 2015 and 2014.

	Years Ended December 31,
	2015		2014
	(Dollars in thousands, except per share data)
Revenues:
Net sales	$2,275,122	99.2%	$2,251,589	99.1%
Royalties and franchise fees	19,411	0.8	19,668	0.9

Total revenues	2,294,533	100.0	2,271,257	100.0
Expenses:
Cost of sales	1,370,884	59.7	1,375,706	60.6
Wholesale selling expenses	64,260	2.8	73,910	3.3
Retail operating expenses	401,039	17.5	397,110	17.4
Franchise expenses	14,394	0.6	14,281	0.6
General and administrative expenses	151,097	6.6	147,718	6.5
Art and development costs	20,640	0.9	19,390	0.9

Total expenses	2,022,314	88.1	2,028,115	89.3

Income from operations	272,219	11.9	243,142	10.7
Interest expense, net	123,361	5.4	155,917	6.9
Other expense, net	130,990	5.7	5,891	0.2

Income before income taxes	17,868	0.8	81,334	3.6
Income tax expense	7,409	0.3	25,211	1.1

Net income.	$10,459	0.5%	$56,123	2.5%

Net income per common share—basic.	$0.09		$0.60
Net income per common share—diluted.	$0.09		$0.59

53rd Week

The 2015 fiscal year of our retail operations consisted of 52 weeks, as compared to 53 weeks during fiscal year 2014. During fiscal year 2014, the 53rd week (the week from December 29, 2013 to January 4, 2014) contributed approximately $29 million to 2014 net sales.

Revenues

Total revenues for the year ended December 31, 2015 were $2,294.5 million and were $23.3 million or 1.0% higher than the corresponding period of 2014. The following table sets forth our total revenues for the years ended December 31, 2015 and 2014.

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

Retail

Retail net sales during 2015 were $1,621.5 million and increased $16.3 million, or 1.0%, compared to 2014.

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

During the third quarter of 2015, PCHI redeemed its $700 million of 8.875% senior notes (“Old Senior Notes”) and refinanced its existing $1,125 million senior secured term loan facility (“Old Term Loan Credit Agreement”) and $400 million asset-based revolving credit facility (“Old ABL Facility”) with new indebtedness consisting of: (i) a senior secured term loan facility, (ii) a $540 million asset-based revolving credit facility (with a seasonal increase to $640 million during a certain period of each calendar year) and (iii) $350 million of 6.125% senior notes.

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

Income tax expense

See Note 13 of the consolidated financial statements in Item 8., “Financial Statements and Supplementary Data,” for a reconciliation of our effective income tax rates for the years ended December 31, 2015 and December 31, 2014.

Liquidity and Capital Resources

During August 2015, PCHI redeemed its $700.0 million Old Senior Notes and refinanced its existing $1,125.0 million Old Term Loan Credit Agreement and $400.0 million Old ABL Facility with new indebtedness consisting of: (i) a senior secured term loan facility (“Term Loan Credit Agreement”), (ii) a $540.0 million asset-based revolving credit facility (with a seasonal increase to $640.0 million during a certain period of each calendar year) (“ABL Facility”) and (iii) $350.0 million of 6.125% senior notes (“Senior Notes”).

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

Borrowings under the ABL Facility totaled $122.0 million at December 31, 2016, excluding the impact of deferred financing costs. The weighted average interest rate for such borrowings was 2.49%. Outstanding standby letters of credit totaled $26.7 million at December 31, 2016 and, after considering borrowing base restrictions, at December 31, 2016 PCHI had $368.5 million of available borrowing capacity under the terms of the facility.

Term Loan Credit Agreement

The Term Loan Credit Agreement provides for two pricing options for outstanding loans: (i) an ABR for any day, a rate per annum equal to the greater of (a) the prime rate in effect on such day, (b) the federal funds effective rate in effect on such day plus 0.5%, (c) the adjusted LIBOR rate plus 1% and (d) 1.75% or (ii) the LIBOR rate, with a LIBOR floor of 0.75%, in each case plus an applicable margin. The applicable margin is 2.00% with respect to ABR borrowings and 3.00% with respect to LIBOR borrowings. At December 31, 2016, the weighted average interest rate for outstanding borrowings was 4.21%.

Subsequent to April 2017, the Company may voluntarily prepay the term loans at any time without premium or penalty, other than customary breakage costs with respect to loans based on the LIBOR rate. Prior to then, voluntary prepayments are subject to a 1% premium. The term loans are subject to mandatory prepayment, subject to certain exceptions, with (i) 100% of net proceeds above a threshold amount of certain asset sales/insurance proceeds, subject to reinvestment rights and certain other exceptions, (ii) 100% of the net cash proceeds of any incurrence of debt other than debt permitted under the Term Loan Credit Agreement, (iii) 50% of Excess Cash Flow, as defined in the agreement, if any (reduced to 25% if PCHI’s first lien leverage ratio (as defined in the agreement) is less than 3.50 to 1.00, but greater than 2.50 to 1.00, and 0% if PCHI’s first lien leverage ratio is less than 2.50 to 1.00).

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

At December 31, 2016, the outstanding principal amount of term loans under the Term Loan Credit Agreement was $1,223.5 million, excluding the impact of deferred financing costs, original issue discounts and capitalized call premiums.

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

Other Credit Agreements

At December 31, 2016 and December 31, 2015, borrowings under the foreign facilities totaled $1.2 million and $0.0 million, respectively.

Other Indebtedness

Additionally, we have entered into various capital leases for machinery and equipment. At December 31, 2016 and December 31, 2015 the balances of such leases were $2.9 million and $2.4 million, respectively. We also have numerous non-cancelable operating leases for retail store sites, as well as several leases for offices, distribution and manufacturing facilities, showrooms and equipment. These leases generally contain renewal options and require us to pay real estate taxes, utilities and related insurance costs.

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

Cash Flow Data—Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Net cash provided by operating activities totaled $257.8 million during 2016. Net cash provided by operating activities totaled $80.2 million during 2015. Net cash flows provided by operating activities before changes in operating assets and liabilities were $234.1 million during 2016 and $140.8 million during 2015. The increase in net cash flows provided by operating activities before changes in operating assets and liabilities was due to improved profitability in 2016 principally driven by 2015 including refinancing costs and a management agreement termination fee (see “Results of Operations” above for further discussion) and 2016 including lower interest expense. Interest expense decreased due to the redemption of the Nextco Notes, which were fully redeemed during the second quarter of 2015 with proceeds from the Company’s initial public offering, and the reduction in interest rates following the Company’s third quarter 2015 debt refinancing. Changes in operating assets and liabilities during 2016 provided $23.7 million of cash. Changes in operating assets and liabilities during 2015 resulted in the use of cash of $60.6 million. The variance was principally due to the timing of trade payable payments and 2016 benefitting from lower income tax payments (as taxable income decreased in 2015 due to non-recurring payments related to the initial public offering and the debt refinancing). These positive factors were partially offset by higher inventory levels due to increased store count and Halloween carryover product.

Net cash used in investing activities totaled $113.7 million during 2016, as compared to $100.1 million during 2015. Investing activities during 2016 included $31.8 million paid in connection with the acquisitions of franchise stores and a costumes manufacturer. Capital expenditures during 2016 and 2015 were $81.9 million and $78.8 million, respectively. Retail capital expenditures totaled $55.0 million during 2016 and principally related to store conversions and new stores. Wholesale capital expenditures totaled $26.9 million and primarily related to printing plates and dies, as well as machinery and equipment at the Company’s manufacturing operations.

Net cash used in financing activities was $119.7 million during 2016, as compared to a source of $18.9 million during 2015. The variance was principally due to the lower interest payments (noted above) and 2015 including refinancing costs and the management agreement termination fee.

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

Net cash provided by financing activities was $18.9 million during 2015, as compared to a use of $23.5 million during 2014. During 2015, the Company consummated an initial public offering of its common stock. The net proceeds of the offering, $397.2 million after underwriter fees and other expenses directly related to the offering, were used to, among other things, fully redeem the Nextco Notes. Additionally, during 2015, the Company redeemed its $700 million of 8.875% senior notes and refinanced its existing $1,125 million senior secured term loan facility and $400 million asset-based revolving credit facility with new indebtedness consisting of: (i) a senior secured term loan facility, (ii) a $540 million asset-based revolving credit facility (with a seasonal increase to $640 million during a certain period of each calendar year) and (iii) $350 million of 6.125% senior notes.

Tabular Disclosure of Contractual Obligations

Our contractual obligations at December 31, 2016 are summarized by the year in which the payments are due in the following table:

	Total	2017	2018	2019	2020	2021	Thereafter
Long-term debt obligations (a)	$1,573,534	$12,266	$12,266	$12,266	$12,266	$12,266	$1,512,204
Capital lease obligations (a)	2,912	1,082	560	441	291	282	256
Operating lease obligations	962,709	171,776	150,509	125,993	113,371	100,036	301,024
Minimum product royalty obligations (a)	57,688	29,833	16,199	6,106	5,550	—	—

Total contractual obligations	$2,596,843	$214,957	$179,534	$144,806	$131,478	$112,584	$1,813,484

(a)	See Item 8, “Financial Statements and Supplementary Data,” for further detail.

Not included in the above table are borrowings under the ABL Facility of $122.0 million, with a maturity date of 2020, and borrowings under our foreign credit facilities of $1.2 million.

Not included in the above table are $0.9 million of net potential cash obligations associated with unrecognized tax benefits due to the high degree of uncertainty regarding the timing of future cash outflows associated with such obligations. Refer to the notes to the consolidated financial statements which are included elsewhere in this Annual Report on Form 10-K for further information related to unrecognized tax benefits.

Additionally, not included in the above table are expected interest payments associated with the Term Loan Credit Agreement and the Senior Notes, of approximately $72.8 million in 2017, $72.2 million in 2018, $71.7 million in 2019, $71.2 million in 2020, $70.7 million in 2021 and $65.9 million thereafter. Interest payments are estimates based on our debt’s scheduled maturities and stated interest rates or, for variable rate debt, interest rates as of December 31, 2016. Our estimates do not reflect interest payments on the credit facilities or the possibility of additional interest from the refinancing of our debt as such amounts are not determinable.

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

Our wholesale terms of sale to retailers and other distributors for substantially all of our sales is F.O.B. shipping point and, accordingly, title and the risks and rewards of ownership are transferred to the customer, and revenue is recognized, when goods are shipped. We estimate reductions to revenues for volume-based rebate programs at the time sales are recognized.

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

Recently Issued Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-18, “Statement of Cash Flows: Restricted Cash”. The pronouncement clarifies how entities should present changes in restricted cash on the statement of cash flows. The update is effective for the Company during the first quarter of 2018. The Company is in the process of evaluating the impact of the pronouncement on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments”. The pronouncement clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. The update is effective for the Company during the first quarter of 2018. The Company is in the process of evaluating the impact of the pronouncement on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting”. The pronouncement simplifies several aspects of the accounting for share-based payment transactions. The update is effective for the Company during the first quarter of 2017. The Company is in the process of evaluating the impact of the pronouncement on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The pronouncement contains a five-step model which replaces most existing revenue recognition guidance. The update is effective for the Company during the first quarter of 2018. The pronouncement can be applied retrospectively to prior reporting periods or through a cumulative-effect adjustment as of the date of adoption. The Company is in the process of evaluating the impact of the pronouncement; as well as the alternatives for the method of adoption. The Company currently anticipates adopting the pronouncement through a cumulative-effect adjustment; although this is subject to the completion of our analysis of the standard. We will continue our evaluation of ASU 2014-09 through the date of adoption.

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

The following table sets forth our historical revenues, gross profit, income (loss) from operations, net income (loss), net income (loss) attributable to Party City Holdco Inc., net income (loss) per common share – Basic, and net income (loss) per common share—Diluted for each of the last twelve quarters (dollars in thousands):

	For the Three Months Ended,
	March 31,	June 30,	September 30,	December 31,
2016:
Net sales	$454,286	$515,426	$553,382	$743,292
Royalties and franchise fees	3,454	3,987	3,568	5,996
Gross profit	166,519	207,561	196,720	345,199
Income from operations	19,556	58,480	36,918	159,130
Net (loss) income	(394)	22,515	10,180	85,176
Net (loss) income per common share—Basic	$(0.00)	$0.19	$0.09	$0.71
Net (loss) income per common share—Diluted	$(0.00)	$0.19	$0.08	$0.71

	For the Three Months Ended,
	March 31,	June 30,		September 30,		December 31,
2015:
Net sales	$458,195	$491,206		$551,380		$774,341
Royalties and franchise fees	3,910	4,314		4,027		7,160
Gross profit	163,921	188,343		189,850		362,124
Income from operations	24,004	46,067		31,480		170,668
Net (loss) income	(8,525)	(23,050	)(a)	(44,489	)(b)	86,523
Net (loss) income per common share—Basic	$(0.09)	$(0.20	)(a)	$(0.37	)(b)	$0.73
Net (loss) income per common share—Diluted	$(0.09)	$(0.20	)(a)	$(0.37	)(b)	$0.72

	For the Three Months Ended,
	March 31,	June 30,	September 30,	December 31,
2014:
Net sales	$429,220	$487,182	$538,671	$796,516
Royalties and franchise fees	3,767	4,392	3,990	7,519
Gross profit	154,839	182,664	184,146	354,234
Income from operations	15,906	40,305	28,778	158,153
Net (loss) income	(19,912)	2,456	(5,410)	78,989
Net (loss) income per common share—Basic	$(0.21)	$0.03	$(0.06)	$0.84
Net (loss) income per common share—Diluted	$(0.21)	$0.03	$(0.06)	$0.83

(a)	During the three months ended June 30, 2015, the Company consummated an initial public offering of its common stock. The net proceeds of the offering were used to, among other things, fully redeem the Nextco Notes (see “Results of Operations” above for further discussion) and pay a management agreement termination fee to affiliates of THL and Advent (see “Results of Operations” above for further discussion).
(b)	During the three months ended September 30, 2015, the Company refinanced its debt. See “Results of Operations” above for further discussion.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As a result of our variable rate ABL Facility and Term Loan Credit Agreement, our earnings are affected by changes in interest rates.

The Term Loan Credit Agreement provides for two pricing options for outstanding loans: (i) an ABR for any day, a rate per annum equal to the greater of (a) the prime rate in effect on such day, (b) the federal funds effective rate in effect on such day plus 0.5%, (c) the adjusted LIBOR rate plus 1% and (d) 1.75% or (ii) the LIBOR rate, with a LIBOR floor of 0.75%, in each case plus an applicable margin. The applicable margin is 2.00% with respect to ABR borrowings and 3.00% with respect to LIBOR borrowings. At December 31, 2016, the weighted average interest rate for outstanding borrowings was 4.21%.

Assuming that the Term Loan Credit Agreement did not have a LIBOR floor, if market interest rates for our variable rate indebtedness averaged 2% more than the actual market interest rates during the year ended December 31, 2016, our interest expense for the year would have increased by $29.5 million.

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

above. The gains and losses created by such adjustments are primarily recorded in our statement of income. During the year ended December 31, 2016, we recorded $7.4 million of foreign currency transaction gains in our statement of income and comprehensive income.

4)	Additionally, the financial statements of foreign subsidiaries with functional currencies other than the U.S. Dollar are translated into U.S. Dollars during our financial statement close process. To the extent that the U.S. Dollar fluctuates versus such functional currencies, our consolidated financial statements are impacted. Based on the income from operations for such subsidiaries for the year ended December 31, 2016, a uniform 10% change in such exchange rates versus the U.S. Dollar would have impacted our consolidated income from operations for the year by approximately $1.6 million.

Item 8.	Financial Statements and Supplementary Data

PARTY CITY HOLDCO INC.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Party City Holdco Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Party City Holdco Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Party City Holdco Inc. and subsidiaries at December 31, 2016 and 2015 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 15, 2017 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

New York, New York

March 15, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Party City Holdco Inc. and subsidiaries

We have audited Party City Holdco Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Party City Holdco Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to one of the applications used by the Company’s retail segment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2016 financial statements, and this report does not affect our report dated March 15, 2017, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Party City Holdco Inc. and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

/s/ Ernst & Young LLP

New York, New York

March 15, 2017

PARTY CITY HOLDCO INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$64,610	$42,919
Accounts receivable, net	134,091	132,287
Inventories, net	613,868	564,259
Prepaid expenses and other current assets	68,255	50,450

Total current assets	880,824	789,915
Property, plant and equipment, net	292,904	272,420
Goodwill	1,572,568	1,562,515
Trade names	566,599	568,712
Other intangible assets, net	76,581	89,157
Other assets, net	4,502	9,684

Total assets	$3,393,978	$3,292,403

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$120,138	$126,136
Accounts payable	163,415	111,616
Accrued expenses	149,683	146,319
Income taxes payable	46,675	8,504
Current portion of long-term obligations	13,348	14,552

Total current liabilities	493,259	407,127
Long-term obligations, excluding current portion	1,539,604	1,646,121
Deferred income tax liabilities	278,819	276,667
Deferred rent and other long-term liabilities	65,507	49,471

Total liabilities	2,377,189	2,379,386

Commitments and contingencies

Stockholders’ equity:
Common stock (119,515,894 and 119,258,374 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively)	1,195	1,193
Additional paid-in capital	910,167	904,425
Retained earnings	157,666	40,189
Accumulated other comprehensive loss	(52,239)	(32,790)

Total stockholders’ equity	1,016,789	913,017

Total liabilities and stockholders’ equity	$3,393,978	$3,292,403

See accompanying notes to consolidated financial statements.

PARTY CITY HOLDCO INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share data)

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Revenues:
Net sales	$2,266,386	$2,275,122	$2,251,589
Royalties and franchise fees	17,005	19,411	19,668

Total revenues	2,283,391	2,294,533	2,271,257
Expenses:
Cost of sales	1,350,387	1,370,884	1,375,706
Wholesale selling expenses	59,956	64,260	73,910
Retail operating expenses	408,583	401,039	397,110
Franchise expenses	15,213	14,394	14,281
General and administrative expenses	152,919	151,097	147,718
Art and development costs	22,249	20,640	19,390

Total expenses	2,009,307	2,022,314	2,028,115

Income from operations	274,084	272,219	243,142

Interest expense, net	89,380	123,361	155,917
Other (income) expense, net	(2,010)	130,990	5,891

Income before income taxes	186,714	17,868	81,334
Income tax expense	69,237	7,409	25,211

Net income	$117,477	$10,459	$56,123

Net income per common share-basic	$0.98	$0.09	$0.60

Net income per common share-diluted	$0.98	$0.09	$0.59

Weighted-average number of common shares-basic	119,381,842	111,917,168	93,996,355
Weighted-average number of common shares-diluted	120,369,672	112,943,807	94,444,137

Other comprehensive loss, net of tax:
Foreign currency adjustments	$(19,770)	$(20,432)	$(18,707)
Cash flow hedges	321	377	564

Other comprehensive loss, net	(19,449)	(20,055)	(18,143)

Comprehensive income (loss)	$98,028	$(9,596)	$37,980

See accompanying notes to consolidated financial statements.

PARTY CITY HOLDCO INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2014, December 31, 2015 and December 31, 2016

(In thousands, except share data)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2013	90,917,952	$909	$476,629	$(26,189)	$5,408	$456,757
Net income				56,123		56,123
Equity based compensation			1,583			1,583
Adjustment of redeemable common shares	83,222	1	(9,714)			(9,713)
Exercise of stock options	6,720		37			37
Foreign currency adjustments					(18,707)	(18,707)
Excess tax benefit from stock options			582			582
Impact of foreign exchange contracts, net					564	564

Balance at December 31, 2014	91,007,894	$910	$469,117	$29,934	$(12,735)	$487,226
Net income				10,459		10,459
Equity based compensation			3,042			3,042
Adjustment of redeemable common shares	3,088,630	31	35,031			35,062
Issuance of common stock	25,156,250	252	396,907			397,159
Exercise of stock options	5,600		30			30
Foreign currency adjustments					(20,432)	(20,432)
Excess tax benefit from stock options			298			298
Spin-off of subsidiary				(204)		(204)
Impact of foreign exchange contracts, net					377	377

Balance at December 31, 2015	119,258,374	$1,193	$904,425	$40,189	$(32,790)	$913,017
Net income				117,477		117,477
Equity based compensation			3,853			3,853
Exercise of stock options	257,520	2	1,371			1,373
Foreign currency adjustments					(19,770)	(19,770)
Excess tax benefit from stock options			518			518
Impact of foreign exchange contracts, net					321	321

Balance at December 31, 2016	119,515,894	$1,195	$910,167	$157,666	$(52,239)	$1,016,789

See accompanying notes to consolidated financial statements.

PARTY CITY HOLDCO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Cash flows provided by operating activities:
Net income	$117,477	$10,459	$56,123
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	83,630	80,515	82,890
Amortization of deferred financing costs	5,818	40,516	15,610
Provision for doubtful accounts	781	223	1,783
Deferred income tax expense (benefit)	3,401	(6,178)	(13,758)
Deferred rent	18,835	13,407	14,418
Undistributed loss in unconsolidated joint ventures	314	562	1,556
Impairment of intangible assets	0	852	0
Impairment of fixed assets	0	0	1,012
Loss (gain) on disposal of equipment	14	(2,593)	2,310
Equity based compensation	3,853	3,042	1,583
Changes in operating assets and liabilities, net of effects of acquired businesses:
(Increase) decrease in accounts receivable	(5,898)	6,868	(7,202)
(Increase) decrease in inventories	(42,819)	15,515	(55,786)
(Increase) decrease in prepaid expenses and other current assets	(14,499)	(4,683)	5,813
Increase (decrease) in accounts payable, accrued expenses and income taxes payable	86,893	(78,293)	30,035

Net cash provided by operating activities	257,800	80,212	136,387
Cash flows used in investing activities:
Cash paid in connection with acquisitions, net of cash acquired	(31,820)	(22,615)	(12,377)
Capital expenditures	(81,948)	(78,825)	(78,241)
Proceeds from disposal of property and equipment	35	1,304	986

Net cash used in investing activities	(113,733)	(100,136)	(89,632)
Cash flows (used in) provided by financing activities:
Repayment of loans, notes payable and long-term obligations	(1,521,218)	(2,561,594)	(1,374,017)
Proceeds from loans, notes payable and long-term obligations	1,399,717	2,198,600	1,349,197
Cash held in escrow in connection with acquisitions	0	(3,832)	0
Excess tax benefit from stock options	518	298	582
Exercise of stock options	1,373	30	1,080
Issuance of common stock	0	397,159	0
Debt issuance costs	(130)	(11,720)	(372)

Net cash (used in) provided by financing activities	(119,740)	18,941	(23,530)
Effect of exchange rate changes on cash and cash equivalents	(2,636)	(3,312)	(1,656)

Net increase (decrease) in cash and cash equivalents	21,691	(4,295)	21,569
Cash and cash equivalents at beginning of period	42,919	47,214	25,645

Cash and cash equivalents at end of period	$64,610	$42,919	$47,214

Supplemental disclosure of cash flow information:
Cash paid during the period
Interest	$86,183	$143,458	$145,632
Income taxes, net of refunds	$26,883	$40,134	$14,455

Supplemental information on non-cash activities:

Capital lease obligations of $1,623, $223, and $1,474 were incurred during the years ended December 31, 2016, December 31, 2015, and December 31, 2014, respectively.

See accompanying notes to consolidated financial statements.

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share)

Note 1 — Organization, Description of Business and Basis of Presentation

Party City Holdco Inc. (the “Company” or “Party City Holdco”) is a vertically integrated supplier of decorated party goods. The Company designs, manufactures, sources and distributes party goods, including paper and plastic tableware, metallic and latex balloons, Halloween and other costumes, accessories, novelties and stationery throughout the world. The Company’s operations include over 900 specialty retail party supply stores (including franchise stores) in the United States and Canada operating under the names Party City and Halloween City, and e-commerce websites, principally through the domain name PartyCity.com. Party City Holdco also franchises both individual stores and franchise areas throughout the United States, Mexico and Puerto Rico, principally under the name Party City.

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

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including consideration of the Company’s history of receivable write-offs, the level of past due accounts and the economic status of the Company’s customers. In an effort to identify adverse trends relative to customer economic status, the Company assesses the financial health of the markets it operates in and performs periodic credit evaluations of its customers and ongoing reviews of account balances and aging of receivables. Amounts are considered past due when payment has not been received within the time frame of the credit terms extended. Write-offs are charged directly against the allowance for doubtful accounts and occur only after all collection efforts have been exhausted. At December 31, 2016 and December 31, 2015, the allowance for doubtful accounts was $2,683 and $2,343, respectively.

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

The Company evaluates the goodwill associated with its acquisitions, and other intangibles with indefinite lives, for impairment as of the first day of its fourth quarter based on current and projected performance. For purposes of testing goodwill for impairment, reporting units are determined by identifying individual components within the Company’s organization which constitute a business for which discrete financial information is available and is reviewed by management. Components within a segment are aggregated to the extent that they

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

have similar economic characteristics. Based on this evaluation, the Company has determined that its operating segments, wholesale and retail, represent reporting units for the purposes of its goodwill impairment test.

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

Deferred Financing Costs

Deferred financing costs are netted against amounts outstanding under the related debt instruments. They are amortized to interest expense over the lives of the instruments using the effective interest method.

Deferred Rent and Rental Expenses

The Company leases its retail stores under operating leases that generally have initial terms of ten years, with two five year renewal options. The Company’s leases may have early cancellation clauses, which permit the lease to be terminated if certain sales levels are not met in specific periods, and may provide for the payment of contingent rent based on a percentage of the store’s net sales. The Company’s lease agreements generally have defined escalating rent provisions, which are reported as a deferred rent liability and expensed on a straight-line basis over the term of the related lease, commencing with the date of possession. In addition, the Company may receive cash allowances from its landlords on certain properties, which are reported as deferred rent and amortized to rent expense over the term of the lease, also commencing with the date of possession. Retail’s deferred rent liability at December 31, 2016 and 2015 was $68,857 and $49,826, respectively.

Investments

The Company has an investment in Convergram Mexico, S. De R.L. De C.V., a joint venture distributing metallic balloons, principally in Mexico and Latin America. The Company accounts for its 49.9% investment in the joint venture using the equity method.

Additionally, the Company has an investment in PD Retail Group Limited, a joint venture operating party goods stores in the United Kingdom (“U.K.”). The Company accounts for its 50% investment using the equity method.

The Company’s investments in the joint ventures are included in other assets on the consolidated balance sheet and the results of the joint ventures’ operations are included in other expense (income) in the consolidated statement of income and comprehensive income (loss) (see Note 10).

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

Catalog Costs

The Company expenses costs associated with the production of catalogs when incurred.

Advertising

Advertising costs are expensed as incurred. Retail advertising expenses for the years ended December 31, 2016, December 31, 2015, and December 31, 2014 were $63,528, $62,495, and $64,816, respectively.

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

If derivative financial instruments qualify as fair value hedges, the gain or loss on the instrument and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in net income during the period of the change in fair values. For derivative financial instruments that qualify as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into net income in the same period or periods during which the hedged

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

transaction affects earnings. The ineffective portion of a cash flow hedge, if any, is determined based on the dollar-offset method (i.e., the gain or loss on the derivative financial instrument in excess of the cumulative change in the present value of future cash flows of the hedged item) and is recognized in net income during the period of change. As long as hedge effectiveness is maintained, interest rate swap arrangements and foreign currency exchange agreements qualify for hedge accounting as cash flow hedges (see Note 18).

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

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Net income attributable to Party City Holdco Inc.:	$117,477	$10,459	$56,123
Weighted average shares — Basic:	119,381,842	111,917,168	93,996,355
Effect of dilutive stock options:	987,830	1,026,639	447,782

Weighted average shares — Diluted:	120,369,672	112,943,807	94,444,137

Net income per common share — Basic:	$0.98	$0.09	$0.60

Net income per common share — Diluted:	$0.98	$0.09	$0.59

All earnings per share amounts, and the number of shares outstanding, have been retroactively adjusted to give effect to a 2,800-for-1 split of the Company’s common stock, which was effected on April 2, 2015.

During the years ended December 31, 2016, December 31, 2015 and December 31, 2014, 2,371,876 stock options, 1,991,965 stock options and 0 stock options, respectively, were excluded from the calculations of net income per common share — diluted as they were anti-dilutive.

Recently Issued Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-18, “Statement of Cash Flows: Restricted Cash”. The pronouncement clarifies how entities should present changes in restricted cash on the statement of cash flows. The update is effective for the Company during the first quarter of 2018. The Company is in the process of evaluating the impact of the pronouncement on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments”. The pronouncement clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. The update is effective for the Company during the first quarter of 2018. The Company is in the process of evaluating the impact of the pronouncement on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting”. The pronouncement simplifies several aspects of the accounting for share-based payment transactions. The update is effective for the Company during the first quarter of 2017. The Company is in the process of evaluating the impact of the pronouncement on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases”. The ASU requires that companies recognize on their balance sheets assets and liabilities for the rights and obligations created by the companies’ leases. The update is effective for the Company during the first quarter of 2019. The Company is in the process of evaluating the impact of the pronouncement on the Company’s consolidated financial statements. See notes 8 and 14 for detail of the Company’s leases.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The pronouncement contains a five-step model which replaces most existing revenue recognition guidance. The update is effective for the Company during the first quarter of 2018. The pronouncement can be applied retrospectively to prior reporting periods or through a cumulative-effect adjustment as of the date of adoption. The Company is in the process of evaluating the impact of the pronouncement; as well as the alternatives for the method of adoption. The Company currently anticipates adopting the pronouncement through a cumulative-effect adjustment; although this is subject to the completion of its analysis of the standard. The Company will continue its evaluation of ASU 2014-09 through the date of adoption.

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

Note 3 — Inventories, Net

Inventories consisted of the following:

	December 31,
	2016	2015
Finished goods	$581,277	$532,606
Raw materials	23,222	21,278
Work in process	9,369	10,375

	$613,868	$564,259

Note 4 — Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following:

	December 31,
	2016	2015	Useful lives
Machinery and equipment	$157,170	$135,004	3-15 years
Buildings	67,851	67,727	40 years
Data processing	49,688	41,674	3-5 years
Leasehold improvements	109,218	91,067	1-10 years
Furniture and fixtures	163,539	141,089	5-10 years
Land	10,450	9,294

	557,916	485,855
Less: accumulated depreciation	(265,012)	(213,435)

	$292,904	$272,420

Depreciation and amortization expense related to property, plant and equipment, including assets under capital leases, was $66,383, $61,630, and $60,695, for the years ended December 31, 2016, December 31, 2015, and December 31, 2014, respectively.

Note 5 — Acquisitions

During January 2016, the Company acquired 19 franchise stores located in Arizona and New Mexico for total consideration of approximately $26,500. The following summarizes the fair values of the major classes of assets acquired and liabilities assumed: inventories of $8,484, property, plant and equipment of $765, a reacquired right intangible asset in the amount of $5,200 and a liability in the amount of $500 due to leases that are unfavorable when compared to market rates. The allocation of the purchase price is based on the Company’s estimate of the fair value of the assets acquired and liabilities assumed. Goodwill, which is tax-deductible, arose due to numerous factors, including the wholesale profit generated via the sale of product from the Company’s wholesale operations through the 19 stores. Goodwill also arose due to the value to the Company of customers knowing that there are party stores in the locations (when the Company opens a new store, sales are initially lower than those of mature stores and increase over time), the Company’s ability to run the stores more efficiently than the franchisee based on the Company’s experience with its approximately 700 corporate-owned stores and the assembled workforce at the 19 stores.

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

Additionally, during March 2016, the Company acquired Festival S.A. (“Festival”), a manufacturer of costumes and accessories, for approximately $5,500. The following summarizes the fair values of the major classes of assets acquired and liabilities assumed: inventories of $2,990, accounts receivable of $591, property, plant and equipment of $338 and current liabilities of $1,994. $3,572 has been recorded as goodwill. The allocation of the purchase price is based on the Company’s estimate of the fair value of the assets acquired and liabilities assumed. Goodwill, which is not tax-deductible, arose due to synergies expected to be generated by selling the manufactured costumes in the Company’s approximately 700 corporate-owned Party City stores, in its temporary Halloween City stores and via its e-commerce sites.

During August 2015, the Company acquired 75% of the operations of Accurate Custom Injection Molding Inc. (“ACIM”) for total consideration of approximately $10,000. Based on the terms of the acquisition agreement, the Company will acquire the remaining 25% interest in ACIM over the next eight years and the Company’s liability for the estimated purchase price of such interest was $0 at December 31, 2016. The liability represents a Level 3 fair value measurement as it is based on unobservable inputs.

During March 2015, the Company acquired all of the stock of Travis Designs Limited (“Travis”), a U.K.-based entity with costume design and sourcing capabilities, for total consideration of approximately $10,500, net of cash acquired. The purchase price included contingent consideration based on the sales of the acquired business through the end of 2016. At December 31, 2016, the liability for such contingency, which will be paid to the seller during 2017, was $1,077. The liability represents a Level 3 fair value measurement as it is based on unobservable inputs.

Pro forma financial information has not been presented because the impact of the acquisitions individually, and in the aggregate, is not material to the Company’s consolidated financial results.

Goodwill Changes by Reporting Segment

For the years ended December 31, 2016 and December 31, 2015 goodwill changes, by reporting segment, were as follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015
Wholesale segment:
Beginning balance	$494,299	$492,096
Travis acquisition	0	7,489
ACIM acquisition	0	548
Festival acquisition	3,572	0
Foreign currency impact	(6,012)	(5,834)

Ending balance	491,859	494,299

Retail segment:
Beginning balance	1,068,216	1,065,154
Store acquisitions	12,869	4,028
Foreign currency impact	(376)	(966)

Ending balance	1,080,709	1,068,216

Total ending balance, both segments	$1,572,568	$1,562,515

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

Note 6 — Intangible Assets

The Company had the following other identifiable intangible assets:

	December 31, 2016
	Cost	Accumulated Amortization	Net Carrying Value	Useful lives
Retail franchise licenses	$72,200	$27,600	$44,600	4-19 years
Customer lists and relationships	56,385	30,796	25,589	20 years
Copyrights and designs	29,030	24,454	4,576	5-7 years
Leasehold interests	15,556	14,140	1,416	1-11 years
Design licenses	2,469	2,469	0	1-4 years
Non-compete agreements	500	100	400	5 years

Total	$176,140	$99,559	$76,581

	December 31, 2015
	Cost	Accumulated Amortization	Net Carrying Value	Useful lives
Retail franchise licenses	$67,000	$20,900	$46,100	19 years
Customer lists and relationships	56,459	25,592	30,867	20 years
Copyrights and designs	29,030	20,352	8,678	5-7 years
Leasehold interests	16,045	13,174	2,871	1-11 years
Design licenses	2,469	2,328	141	1-4 years
Non-compete agreements	500	0	500	5 years

Total	$171,503	$82,346	$89,157

The Company is amortizing the majority of its intangible assets utilizing accelerated patterns based on the discounted cash flows that were used to value such assets.

The amortization expense for finite-lived intangible assets for the years ended December 31, 2016, December 31, 2015, and December 31, 2014 was $17,247, $18,885, and $22,195, respectively. Estimated amortization expense for each of the next five years will be approximately $14,230, $10,883, $9,799, $7,363, and $6,512, respectively.

In addition to the Company’s finite-lived intangible assets, the Company has recorded indefinite-lived intangible assets for the Party City trade name, the Amscan trade name, the Halloween City trade name, the partycity.com domain name and the partydelights.co.uk domain name.

Note 7 — Loans and Notes Payable

ABL Facility

The Company has a $540,000 asset-based revolving credit facility (with a seasonal increase to $640,000 during a certain period of each calendar year) (“ABL Facility”), which matures on August 19, 2020. It provides for (a) revolving loans, subject to a borrowing base described below, and (b) letters of credit, in an aggregate face amount at any time outstanding not to exceed $50,000.

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

In connection with entering into the ABL Facility, the Company incurred and capitalized third-party costs. All capitalized costs are being amortized over the life of the ABL Facility and are included in loans and notes payable in the Company’s consolidated balance sheet. The balance of related unamortized financing costs at December 31, 2016 was $3,049.

Borrowings under the ABL Facility totaled $122,025 at December 31, 2016. The weighted average interest rate for such borrowings was 2.49% at December 31, 2016. Outstanding standby letters of credit totaled $26,681 at December 31, 2016 and, after considering borrowing base restrictions, at December 31, 2016 PCHI had $368,484 of available borrowing capacity under the terms of the facility.

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

Other Credit Agreements

The Company’s subsidiaries have also entered into several foreign asset-based and overdraft credit facilities that provide the Company with additional borrowing capacity. At December 31, 2016 and December 31, 2015, there were $1,162 and $0 borrowings outstanding under the foreign facilities, respectively. The facilities contain customary affirmative and negative covenants.

Note 8 — Long-Term Obligations

Long-term obligations consisted of the following:

	December 31,
	2016	2015
Senior secured term loan facility (“Term Loan Credit Agreement”) (a)	$1,205,496	$1,314,538
6.125% senior notes (“Senior Notes”) (b)	344,544	343,721
Capital lease obligations (c)	2,912	2,414

Total long-term obligations	1,552,952	1,660,673
Less: current portion	(13,348)	(14,552)

Long-term obligations, excluding current portion	$1,539,604	$1,646,121

Term Loan Credit Agreement

(a) During October 2016, the Company amended its Term Loan Credit Agreement. In conjunction with the amendment, the Company borrowed $100,000 under its ABL Facility and used the proceeds to make a voluntary prepayment of a portion of the outstanding balance under the Term Loan Credit Agreement. At the time of the amendment, all outstanding term loans were replaced with new term loans for the same principal amount. The applicable margin for ABR borrowings was lowered from 2.25% to 2.00% and the applicable margin for LIBOR borrowings was lowered from 3.25% to 3.00%. Additionally, the LIBOR floor was lowered from 1.00% to 0.75%.

The amended agreement provides for two pricing options: (i) an ABR for any day, a rate per annum equal to the greater of (a) the prime rate in effect on such day, (b) the federal funds effective rate in effect on such day plus 0.5%, (c) the adjusted LIBOR rate plus 1% and (d) 1.75% or (ii) the LIBOR rate, with a LIBOR floor of 0.75%, in each case plus an applicable margin (3.00% for LIBOR borrowings and 2.00% for ABR borrowings). The amendment provides that the term loans are subject to a 1.00% prepayment premium if voluntarily repaid within six months from the date of the amendment. Otherwise, the term loans may be voluntarily prepaid at any time without premium or penalty, other than customary breakage costs with respect to loans based on the LIBOR rate.

As the Term Loan Credit Agreement is a loan syndication, the Company assessed whether the refinancing should be accounted for as an extinguishment on a creditor-by-creditor basis and wrote-off $394 of existing deferred financing costs, a $217 capitalized original issue discount and $122 of capitalized call premium. The write-offs were recorded in other expense in the Company’s consolidated statement of income and comprehensive income. The remaining deferred financing costs, original issue discount and capitalized call premium will continue to be amortized over the life of the Term Loan Credit Agreement, using the effective interest method. Additionally, in conjunction with the amendment, the Company incurred $757 of banker and legal fees, $725 of which was recorded in other expense. The rest of the costs are being amortized over the life of

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

the debt. The write-offs of the deferred financing costs, original issuance discount and call premium were included in amortization of deferred financing costs and original issuance discount in the Company’s consolidated statement of cash flows.

Outstanding term loans are subject to mandatory prepayment, subject to certain exceptions, with (i) 100% of net proceeds above a threshold amount of certain asset sales/insurance proceeds, subject to reinvestment rights and certain other exceptions, (ii) 100% of the net cash proceeds of any incurrence of debt other than debt permitted under the Term Loan Credit Agreement, (iii) 50% of Excess Cash Flow, as defined in the agreement, if any (reduced to 25% if PCHI’s first lien leverage ratio (as defined in the agreement) is less than 3.50 to 1.00, but greater than 2.50 to 1.00, and 0% if PCHI’s first lien leverage ratio is less than 2.50 to 1.00).

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

At December 31, 2016, the principal amount of term loans outstanding under the Term Loan Credit Agreement was $1,223,534. Such amount is recorded net of original issue discounts, capitalized call premiums and deferred financing costs on the Company’s consolidated balance sheet. At December 31, 2016, original issue discounts, capitalized call premiums and deferred financing costs totaled $18,038. At December 31, 2016, all outstanding borrowings were based on LIBOR and were at a weighted average interest rate of 4.21%.

Senior Notes

(b) The Senior Notes mature on August 15, 2023. Interest on the notes is payable semi-annually in arrears on February 15 and August 15 of each year. Interest accrues at 6.125%.

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

In connection with issuing the Senior Notes, the Company incurred and capitalized third-party costs. Capitalized costs are being amortized over the life of the debt and are included in long-term obligations, excluding current portion, in the Company’s consolidated balance sheet. At December 31, 2016, $5,456 of costs were capitalized.

Other Indebtedness

(c) Additionally, the Company has entered into various capital leases for machinery and equipment. At December 31, 2016 and December 31, 2015 the balances of such leases were $2,912 and $2,414, respectively.

Subject to certain exceptions, PCHI may not make certain payments, including the payment of dividends to its shareholders (“restricted payments”), unless certain conditions are met under the terms of the indenture governing the Senior Notes, the ABL Facility and the Term Loan Credit Agreement. As of December 31, 2016, the most restrictive of these conditions existed in the indenture for the Senior Notes and in the Term Loan Credit

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

Agreement, which both limit restricted payments based on PCHI’s consolidated net income and leverage ratios. As of December 31, 2016, PCHI had $301,494 of capacity under the two debt instruments to make restricted payments. PCHI’s parent companies, PC Intermediate, PC Nextco and Party City Holdco, have no assets or operations other than their investments in their subsidiaries and income from those subsidiaries.

At December 31, 2016, maturities of long-term obligations consisted of the following:

	Long-Term Debt Obligations	Capital Lease Obligations	Totals
2017	$12,266	$1,082	$13,348
2018	12,266	560	12,826
2019	12,266	441	12,707
2020	12,266	291	12,557
2021	12,266	282	12,548
Thereafter	1,512,204	256	1,512,460

Long-term obligations	$1,573,534	$2,912	$1,576,446

Note 9 — Capital Stock

At December 31, 2016, the Company’s authorized capital stock consisted of 300,000,000 shares of $0.01 par value common stock and 15,000,000 shares of $0.01 par value preferred stock.

During April 2015, the Company consummated an initial public offering of its common stock and sold 25,156,250 shares. The net proceeds of the offering were used to, among other things, fully redeem $350,000 PIK Notes (“Nextco Notes”) and pay a management agreement termination fee to affiliates of Thomas H. Lee Partners, L.P. (“THL”) and Advent International Corporation (“Advent”). See Notes 10 and 14 for discussion of the charges recorded by the Company in conjunction with the initial public offering.

Note 10 — Other (Income) Expense, net

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Other (income) expense, net consists of the following:
Undistributed loss in unconsolidated joint ventures	$314	$562	$1,556
Foreign currency (gains)/losses	(7,417)	3,691	1,447
Debt refinancings (a)	1,458	94,607	4,396
Management agreement termination fee (b)	0	30,697	0
Corporate development expenses	3,290	1,786	700
Business interruption proceeds	0	0	(4,514)
Other, net	345	(353)	2,306

Other (income) expense, net	$(2,010)	$130,990	$5,891

(a)

In October 2016, the Company amended the Term Loan Credit Agreement and recorded charges in other expense. See Note 8 for further discussion. Additionally, in August 2015, the Company refinanced its debt and recorded $79,010 of charges in other expense related to call premiums, third-party costs and the write-

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

off of existing deferred financing costs, original issue discounts and capitalized call premiums. Further, during April 2015, the Company consummated an initial public offering of its common stock and the net proceeds of the offering were used to, among other things, fully redeem the Nextco Notes. The Company recorded $15,597 of charges related to the early redemption of such notes and the write-off of existing deferred financing costs and original issue discounts.
(b)	In conjunction with the initial public offering (“IPO”), the Company paid a management agreement termination fee to affiliates of THL and Advent. See Note 14 for further discussion.

Note 11 — Employee Benefit Plans

Certain subsidiaries of the Company maintain defined contribution plans for eligible employees. The plans require the subsidiaries to match from approximately 11% to 100% of voluntary employee contributions to the plans, not to exceed a maximum amount of the employee’s annual salary, ranging from 5% to 6%. Expense for the plans for the years ended December 31, 2016, December 31, 2015, and December 31, 2014 totaled $5,792, $5,196, and $6,179, respectively.

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

Time-based options

Party City Holdco grants time-based options to key eligible employees and outside directors. In conjunction with the options, the Company recorded compensation expense of $3,853, $3,042, and $1,583 during the years ended December 31, 2016, December 31, 2015, and December 31, 2014, respectively.

The fair value of time-based options granted during the year ended December 31, 2016 was estimated on the grant date using a Black-Scholes option valuation model based on the assumptions in the following table:

Expected dividend rate	0%
Risk-free interest rate	1.16% to 1.53%
Volatility	25.87% to 26.38%
Expected option term	5.5 years – 6.5 years

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

Most of the time-based options that were granted during 2013 vested 20% on July 27, 2013 and vest 20% each July 27th thereafter. The Company’s other time-based options principally vest 20% on each anniversary date. The Company records compensation expense for such options on a straight-line basis. As of December 31, 2016, there was $10,537 of unrecognized compensation cost, which will be recognized over a weighted-average period of approximately 40 months.

Performance-based options

During 2013, Party City Holdco granted performance-based stock options to key employees and independent directors. For performance-based options, vesting is contingent upon THL achieving specified investment returns when it sells its ownership stake in Party City Holdco. Since the sale of THL’s shares cannot be assessed as probable before it occurs, no compensation expense has been recorded for the performance-based options that have been granted. As of December 31, 2016, 3,852,801 performance-based options were outstanding. Based on a Monte Carlo simulation and the following assumptions, the options have an average grant date fair value of $3.09 per option:

Expected dividend rate	0%
Risk-free interest rate	1.86%
Volatility	52.00%
Expected option term	5 years

As Party City Holdco’s stock was not publicly traded when the performance-based options were granted, the Company determined volatility based on the average historical volatility of guideline companies.

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

The following table summarizes the changes in outstanding stock options for the years ended December 31, 2014, December 31, 2015 and December 31, 2016.

	Options	Average Exercise Price	Average Fair Value of Time-Based Options at Grant Date	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2013	7,131,600

Granted	0
Exercised	(202,720)	$5.33
Forfeited	(242,480)	5.33

Outstanding at December 31, 2014	6,686,400	5.33		$40,282	8.3

Granted	2,013,764	17.97	$6.04
Exercised	(5,600)	5.33
Forfeited	(176,919)	7.36

Outstanding at December 31, 2015	8,517,645	8.28		39,453	7.8

Granted	484,950	15.78	4.68
Exercised	(257,520)	5.33
Forfeited	(283,249)	10.05

Outstanding at December 31, 2016	8,461,826	$8.74		$46,214	6.9

Exercisable at December 31, 2016	2,053,474	$7.71		$13,337	6.6

Expected to vest at December 31, 2016 (excluding performance-based options)	2,555,551	$14.71		$(1,294)	8.1

The intrinsic value of options exercised was $2,726, $60, and $561 for the years ended December 31, 2016, December 31, 2015, and December 31, 2014, respectively. The fair value of options vested was $4,110, $1,726, and $1,769, during the years ended December 31, 2016, December 31, 2015, and December 31, 2014, respectively.

Note 13 — Income Taxes

A summary of domestic and foreign income before income taxes and including noncontrolling interest follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Domestic	$152,800	$7,180	$67,000
Foreign	33,914	10,688	14,334

Total	$186,714	$17,868	$81,334

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

The income tax expense (benefit) consisted of the following:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Current:
Federal	$50,851	$8,137	$28,735
State	8,121	2,652	5,954
Foreign	6,864	2,798	4,280

Total current expense	65,836	13,587	38,969

Deferred:
Federal	3,290	(6,710)	(11,522)
State	(906)	(1,086)	(2,838)
Foreign	1,017	1,618	602

Total deferred expense (benefit)	3,401	(6,178)	(13,758)

Income tax expense	$69,237	$7,409	$25,211

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Deferred income tax assets and liabilities consisted of the following:

	December 31,
	2016	2015
Deferred income tax assets:
Inventory valuation	$10,138	$9,794
Allowance for doubtful accounts	893	678
Accrued liabilities	13,638	10,891
Federal tax loss carryforwards	2,715	3,829
State tax loss carryforwards	1,070	1,161
Foreign tax loss carryforwards	13,992	14,778
Foreign tax credit carryforwards	1,418	1,418
Deferred rent	11,816	10,955
Other	509	294

Deferred income tax assets before valuation allowances	56,189	53,798
Less: valuation allowances	(17,331)	(15,817)

Deferred income tax assets, net	$38,858	$37,981

Deferred income tax liabilities:
Property, plant and equipment	$24,055	$21,810
Intangible assets	218,046	218,636
Amortization of goodwill and other assets	61,163	61,786
Foreign earnings expected to be repatriated	10,954	7,178
Other	2,655	4,072

Deferred income tax liabilities	$316,873	$313,482

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

In the Company’s December 31, 2016 consolidated balance sheet, $804 was included in other assets, net and $278,819 was included in deferred income tax liabilities. At December 31, 2015, $1,166 was included in other assets, net and $276,667 was included in deferred income tax liabilities.

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

As of December 31, 2016, the Company had foreign tax-effected net operating loss carryforwards in Germany of $8,233, the U.K. of $4,609, and Australia of $824, all of which have an unlimited carryforward; as well as $326 from other foreign countries, which expire at different dates. In addition, the U.S. Federal net operating loss carryforwards begin to expire in 2019, the U.S. state net operating loss carryforwards, expire beginning in 2018, and the foreign tax credit carryforwards, $1,418, expire beginning in 2020.

The difference between the Company’s effective income tax rate and the U.S. statutory income tax rate is as follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Tax provision at U.S. statutory income tax rate	35.0%	35.0%	35.0%
State income tax, net of federal income tax	2.5	5.7	2.5
Domestic production activities deduction	(1.0)	(5.1)	(1.9)
Deferred tax adjustments	0.0	0.0	(0.2)
Contingent consideration adjustment	(0.1)	(6.0)	0.0
Transaction costs	0.0	0.0	(6.9)
Work Opportunity Tax Credit	(0.3)	(3.2)	(0.4)
Valuation allowances	0.5	21.7	0.5
Foreign earnings	2.3	9.1	4.9
U.S. — foreign rate differential	(2.4)	(13.7)	(3.4)
Other	0.6	(2.0)	0.9

Effective income tax rate	37.1%	41.5%	31.0%

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

Foreign earnings: During 2016, 2015 and 2014, the U.S. tax effect on foreign earnings which are expected to be remitted in the future was provided without consideration of offsetting foreign tax credits due to projected future foreign source income being insufficient to utilize any available foreign tax credits.

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

Other differences between the effective income tax rate and the federal statutory income tax rate are composed primarily of reserves for unrecognized tax benefits, and non-deductible meals and entertainment expenses.

At December 31, 2016, the cumulative undistributed earnings of any foreign subsidiaries whose earnings are considered permanently reinvested were approximately $26,534. No provision has been made for U.S. or additional foreign taxes on the undistributed earnings of these subsidiaries as such earnings have been reinvested indefinitely in the subsidiaries’ operations. It is not practical to calculate the potential deferred income tax impact that may arise from the distribution of these earnings, as there is a significant amount of uncertainty with respect to determining the amount of foreign tax credits, additional local withholding tax and other indirect tax consequences at the time of such event.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Balance as of beginning of period	$765	$798	$285
Increases related to current period tax positions	444	130	763
Increases related to prior period tax positions	339	0	0
Decrease related to settlements	(635)	(92)	(193)
Decreases related to lapsing of statutes of limitations	—	(71)	(57)

Balance as of end of period	$913	$765	$798

The Company’s total unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate were $913 and $765 at December 31, 2016 and 2015, respectively. As of December 31, 2016, we do not believe that there are any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company has accrued $28 and $15 for the potential payment of interest and penalties at December 31, 2016 and 2015, respectively.

In 2016, the IRS concluded an examination of the year ended December 31, 2014 with no material changes. For U.S. state income tax purposes, tax years 2012-2016 generally remain open, whereas for non-U.S. income tax purposes tax years 2011-2016 generally remain open.

Note 14 — Commitments, Contingencies and Related Party Transactions

Lease Agreements

The Company has non-cancelable operating leases for its numerous retail store sites, as well as for its corporate offices, certain distribution and manufacturing facilities, showrooms, and warehouse equipment that expire on various dates, principally through 2026. These leases generally contain renewal options and require the Company to pay real estate taxes, utilities and related insurance.

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

At December 31, 2016, future minimum lease payments under all operating leases consisted of the following:

Future Minimum Operating Lease Payments
2017	$171,776
2018	150,509
2019	125,993
2020	113,371
2021	100,036
Thereafter	301,024

$962,709

The future minimum lease payments included in the above table also do not include contingent rent based upon sales volumes or other variable costs, such as maintenance, insurance and taxes.

Rent expense for the years ended December 31, 2016, December 31, 2015, and December 31, 2014 was $235,790, $225,543, and $216,572, respectively, and included immaterial amounts of rent expense related to contingent rent.

Litigation

On November 18, 2015, a putative class action complaint was filed in the U.S. District Court for the Southern District of New York, naming Party City Holdco Inc. and certain executives as defendants. An Amended Complaint was filed on April 25, 2016, which named additional defendants. The Amended Complaint alleges violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 in connection with public filings related to the Company’s April 2015 IPO. The plaintiff seeks to represent a class of shareholders who purchased stock in the initial public offering or who can trace their shares to that offering, and the complaint seeks unspecified damages and costs. On February 1, 2017, the Court issued an opinion dismissing the complaint, and entered Judgment in favor of the defendants.

On April 5, 2016, a derivative complaint was filed in the Supreme Court for the State of New York, naming certain directors and executives as defendants, and naming the Company as a nominal defendant. The complaint seeks unspecified damages and costs, and corporate governance reforms, for alleged injury to the Company in connection with public filings related to the Company’s April 2015 IPO, compensation paid to executives, and the termination of the management agreement disclosed in the initial public offering-related public filings. On June 15, 2016, by agreement of the parties, the court entered a temporary stay of the proceedings pending (among other things) resolution of the motion to dismiss in connection with the November 18, 2015 filed class action. The Company intends to vigorously defend itself against this action. The Company is unable, at this time, to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition or cash flows.

Additionally, the Company is a party to certain claims and litigation in the ordinary course of business. The Company does not believe that any of these proceedings will result, individually or in the aggregate, in a material adverse effect upon its financial condition or future results of operations.

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

At December 31, 2016, the Company’s commitment to pay future minimum product royalties was as follows:

Future Minimum Royalty Payments
2017	$29,833
2018	16,199
2019	6,106
2020	5,550
2021	0
Thereafter	0

$57,688

Product royalty expense for the years ended December 31, 2016, December 31, 2015, and December 31, 2014 was $43,914, $45,710, and $42,679, respectively.

Related Party Transactions

During 2012, Party City Holdco and PCHI entered into a management agreement with THL and Advent under which THL and Advent provided advice on, among other things, financing, operations, acquisitions and dispositions. Under the agreement, THL and Advent were paid, in aggregate, an annual management fee in the amount of the greater of $3,000 or 1.0% of Adjusted EBITDA, as defined in PCHI’s debt agreements. THL and Advent received annual management fees in the amounts of $692 and $238, respectively, during the year ended December 31, 2015, and $2,498 and $858, respectively, during the year ended December 31, 2014. Such amounts were recorded in general and administrative expenses in the Company’s consolidated statement of income and comprehensive income (loss). In the case of an initial public offering or a change in control, as defined in Party City Holdco’s stockholders’ agreement, at the time of such event the Company was required to pay THL and Advent the net present value of the remaining annual management fees that were payable over the agreement’s ten year term. Therefore, during April 2015, in conjunction with the Company’s initial public offering, the Company paid a management agreement termination fee of $30,697.

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

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

The Company’s industry segment data for the years ended December 31, 2016, December 31, 2015, and December 31, 2014 are as follows:

	Wholesale	Retail	Consolidated
Year Ended December 31, 2016
Revenues:
Net sales	$1,252,218	$1,641,068	$2,893,286
Royalties and franchise fees	0	17,005	17,005

Total revenues	1,252,218	1,658,073	2,910,291
Eliminations	(626,900)	0	(626,900)

Net revenues	$625,318	$1,658,073	$2,283,391

Income from operations	$91,920	$182,164	$274,084

Interest expense, net			89,380
Other income, net			(2,010)

Income before income taxes			$186,714

Depreciation and amortization	$29,695	$53,935	$83,630

Capital expenditures	$26,854	$55,094	$81,948

Total assets	$1,004,599	$2,389,379	$3,393,978

	Wholesale	Retail	Consolidated
Year Ended December 31, 2015
Revenues:
Net sales	$1,226,989	$1,621,524	$2,848,513
Royalties and franchise fees	0	19,411	19,411

Total revenues	1,226,989	1,640,935	2,867,924
Eliminations	(573,391)	0	(573,391)

Net revenues	$653,598	$1,640,935	$2,294,533

Income from operations	$85,728	$186,491	$272,219

Interest expense, net			123,361
Other expense, net			130,990

Income before income taxes			$17,868

Depreciation and amortization	$29,352	$51,163	$80,515

Capital expenditures	$18,849	$59,976	$78,825

Total assets	$864,698	$2,427,705	$3,292,403

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

	Wholesale	Retail	Consolidated
Year Ended December 31, 2014
Revenues:
Net sales	$1,213,024	$1,605,228	$2,818,252
Royalties and franchise fees	0	19,668	19,668

Total revenues	1,213,024	1,624,896	2,837,920
Eliminations	(566,663)	0	(566,663)

Net revenues	$646,361	$1,624,896	$2,271,257

Income from operations	$74,177	$168,965	$243,142

Interest expense, net			155,917
Other expense, net			5,891

Income before income taxes			$81,334

Depreciation and amortization	$32,446	$50,444	$82,890

Capital expenditures	$27,651	$50,590	$78,241

Geographic Segments

Export sales of metallic balloons of $23,631, $22,803, and $22,023 during the years ended December 31, 2016, December 31, 2015, and December 31, 2014, respectively, are included in domestic sales to unaffiliated customers below. Intercompany sales between geographic areas primarily consist of sales of finished goods and are generally made at cost plus a share of operating profit.

The Company’s geographic area data follows:

	Domestic	Foreign	Eliminations	Consolidated
Year Ended December 31, 2016
Revenues:
Net sales to unaffiliated customers	$1,917,158	$349,228	$0	$2,266,386
Net sales between geographic areas	51,916	80,776	(132,692)	0

Net sales	1,969,074	430,004	(132,692)	2,266,386
Royalties and franchise fees	17,005	0	0	17,005

Total revenues	$1,986,079	$430,004	$(132,692)	$2,283,391

Income from operations	$257,774	$16,310	$0	$274,084

Interest expense, net				89,380
Other income, net				(2,010)

Income before income taxes				$186,714

Depreciation and amortization	$77,176	$6,454		$83,630

Total long-lived assets (excluding goodwill, trade names and other intangible assets, net)	$269,047	$28,359		$297,406

Total assets	$3,147,003	$246,975	$0	$3,393,978

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

	Domestic	Foreign	Eliminations	Consolidated
Year Ended December 31, 2015
Revenues:
Net sales to unaffiliated customers	$1,937,793	$337,329	$0	$2,275,122
Net sales between geographic areas	47,752	74,974	(122,726)	0

Net sales	1,985,545	412,303	(122,726)	2,275,122
Royalties and franchise fees	19,411	0	0	19,411

Total revenues	$2,004,956	$412,303	$(122,726)	$2,294,533

Income from operations	$267,209	$5,010	$0	$272,219

Interest expense, net				123,361
Other expense, net				130,990

Income before income taxes				$17,868

Depreciation and amortization	$74,849	$5,666		$80,515

Total long-lived assets (excluding goodwill, trade names and other intangible assets, net)	$251,328	$30,776		$282,104

Total assets	$3,093,949	$198,454	$0	$3,292,403

	Domestic	Foreign	Eliminations	Consolidated
Year Ended December 31, 2014
Revenues:
Net sales to unaffiliated customers	$1,930,270	$321,319	$0	$2,251,589
Net sales between geographic areas	44,903	75,462	(120,365)	0

Net sales	1,975,173	396,781	(120,365)	2,251,589
Royalties and franchise fees	19,668	0	0	19,668

Total revenues	$1,994,841	$396,781	$(120,365)	$2,271,257

Income from operations	$236,495	$6,647	$0	$243,142

Interest expense, net				155,917
Other expense, net				5,891

Income before income taxes				$81,334

Depreciation and amortization	$77,445	$5,445		$82,890

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

The following table sets forth our historical revenues, gross profit, income (loss) from operations, net income (loss), net income (loss) attributable to Party City Holdco Inc., net income (loss) per common share – Basic, and net income (loss) per common share—Diluted for each of the following periods:

	For the Three Months Ended,
2016:	March 31,	June 30,	September 30,	December 31,
Revenues:
Net sales	$454,286	$515,426	$553,382	$743,292
Royalties and franchise fees	3,454	3,987	3,568	5,996
Gross profit	166,519	207,561	196,720	345,199
Income from operations	19,556	58,480	36,918	159,130
Net (loss) income	(394)	22,515	10,180	85,176
Net (loss) income per common share — Basic	$(0.00)	$0.19	$0.09	$0.71
Net (loss) income per common share — Diluted	$(0.00)	$0.19	$0.08	$0.71

	For the Three Months Ended,
2015:	March 31,	June 30,		September 30,		December 31,
Revenues:
Net sales	$458,195	$491,206		$551,380		$774,341
Royalties and franchise fees	3,910	4,314		4,027		7,160
Gross profit	163,921	188,343		189,850		362,124
Income from operations	24,004	46,067		31,480		170,668
Net (loss) income	(8,525)	(23,050	)(a)	(44,489	)(b)	86,523
Net (loss) income per common share — Basic	$(0.09)	$(0.20	)(a)	$(0.37	)(b)	$0.73
Net (loss) income per common share — Diluted	$(0.09)	$(0.20	)(a)	$(0.37	)(b)	$0.72

(a)	During the three months ended June 30, 2015, the Company consummated an initial public offering of its common stock. The net proceeds of the offering were used to, among other things, fully redeem the Nextco Notes and pay a management agreement termination fee to affiliates of THL and Advent (see Note 10).
(b)	During the three months ended September 30, 2015, the Company refinanced its debt. See Note 10 for further discussion.

Note 17 — Fair Value Measurements

The provisions of ASC Topic 820, “Fair Value Measurement”, define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The following table shows assets and liabilities as of December 31, 2016 that are measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total as of December 31, 2016
Derivative assets	$0	$697	$0	$697
Derivative liabilities	0	215	0	215

The following table shows assets and liabilities as of December 31, 2015 that are measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total as of December 31, 2015
Derivative assets	$0	$773	$0	$773
Derivative liabilities	0	391	0	391

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record other assets and liabilities at fair value on a nonrecurring basis, generally as a result of impairment charges. The carrying amounts for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximated fair value at December 31, 2016 because of the short-term maturities of the instruments and/or their variable rates of interest.

The carrying amounts and fair values of borrowings under the Term Loan Credit Agreement and the Senior Notes as of December 31, 2016 are as follows:

	Carrying Amount	Fair Value
Term Loan Credit Agreement	$1,205,496	$1,232,710
Senior Notes	344,544	366,625

The fair values of the Term Loan Credit Agreement and the Senior Notes represent Level 2 fair value measurements as the debt instruments trade in inactive markets. The carrying amounts for other long-term debt approximated fair value at December 31, 2016 based on the discounted future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturity.

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

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

Interest Rate Risk Management

As part of the Company’s risk management strategy, the Company periodically uses interest rate swap agreements to hedge the variability of cash flows on floating rate debt obligations. Accordingly, interest rate swap agreements are reflected in the consolidated balance sheets at fair value and the related gains and losses on these contracts are deferred in equity and recognized in interest expense over the same period in which the related interest payments being hedged are recognized in income. The fair value of an interest rate swap agreement is the estimated amount that the counterparty would receive or pay to terminate the swap agreement at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparty. The Company did not utilize interest rate swap agreements during the years ended December 31, 2016, December 31, 2015 or December 31, 2014.

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

The foreign currency exchange contracts are reflected in the consolidated balance sheets at fair value. The fair value of the foreign currency exchange contracts is the estimated amount that the counterparties would receive or pay to terminate the foreign currency exchange contracts at the reporting date, taking into account current foreign exchange spot rates. At December 31, 2016 and 2015, the Company had foreign currency exchange contracts that qualified for hedge accounting. No components of these agreements were excluded in the measurement of hedge effectiveness. As these hedges are 100% effective, there is no current impact on earnings due to hedge ineffectiveness. The Company anticipates that substantially all unrealized gains and losses in accumulated other comprehensive loss related to these foreign currency exchange contracts will be reclassified into earnings by June 2018.

The following table displays the fair values of the Company’s derivatives at December 31, 2016 and December 31, 2015:

	Derivative Assets						Derivative Liabilities
	Balance Sheet Line		Fair Value	Balance Sheet Line		Fair Value	Balance Sheet Line		Fair Value	Balance Sheet Line		Fair Value
Derivative Instrument	December 31, 2016			December 31, 2015			December 31, 2016			December 31, 2015
Foreign Exchange Contracts	(a	) PP	$697	(a	) PP	$773	(b	) AE	$215	(b	) AE	$391

(a)	PP = Prepaid expenses and other current assets
(b)	AE = Accrued expenses

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

The following table displays the notional amounts of the Company’s derivatives at December 31, 2016 and December 31, 2015:

Derivative Instrument	December 31, 2016	December 31, 2015
Foreign Exchange Contracts	$22,502	$23,028

Note 19 — Changes in Accumulated Other Comprehensive (Loss) Income

The changes in accumulated other comprehensive (loss) income attributable to Party City Holdco Inc. consisted of the following:

	Year Ended December 31, 2016
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at December 31, 2015	$(33,401)	$611	$(32,790)
Other comprehensive (loss) income before reclassifications, net of income tax	(19,770)	1,080	(18,690)
Amounts reclassified from accumulated other comprehensive loss to the consolidated statement of income and comprehensive income, net of income tax	0	(759)	(759)

Net current-period other comprehensive (loss) income	(19,770)	321	(19,449)

Balance at December 31, 2016	$(53,171)	$932	$(52,239)

	Year Ended December 31, 2015
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at December 31, 2014	$(12,969)	$234	$(12,735)
Other comprehensive (loss) income before reclassifications, net of income tax	(20,432)	675	(19,757)
Amounts reclassified from accumulated other comprehensive loss to the consolidated statement of income and comprehensive loss, net of income tax	0	(298)	(298)

Net current-period other comprehensive (loss) income	(20,432)	377	(20,055)

Balance at December 31, 2015	$(33,401)	$611	$(32,790)

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

Note 20 — Subsequent Events

During January 2017, the Company acquired 18 franchise stores, which are located mostly in Louisiana and Alabama, for total consideration of approximately $15,000.

During March 2017, the Company acquired 85% of the common stock of Granmark, S.A. de C.V., a Mexican manufacturer and wholesaler of party goods, for total consideration of approximately $22,000. Based on the terms of the acquisition agreement, the Company is required to acquire the remaining 15% interest over a three to five year period.

During March 2017, the Company acquired an additional 18 franchise stores, which are located in North Carolina and South Carolina, for total consideration of approximately $31,000.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARTY CITY HOLDCO INC.

(Parent company only)

CONDENSED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2016	December 31, 2015
ASSETS
Other assets (principally investment in and amounts due from wholly-owned subsidiaries) ...	$1,016,789	$913,017

Total assets	$1,016,789	$913,017

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total liabilities	$0	$0
Commitments and contingencies

Stockholders’ equity:
Common stock ($0.01 par value; 119,515,894 and 119,258,374 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively)	1,195	1,193
Additional paid-in capital	910,167	904,425
Retained earnings	157,666	40,189
Accumulated other comprehensive loss	(52,239)	(32,790)

Total stockholders’ equity	1,016,789	913,017

Total liabilities and stockholders’ equity	$1,016,789	$913,017

See accompanying notes to these condensed financial statements.

PARTY CITY HOLDCO INC. (Parent company only)

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Income tax benefit	$0	$0	$5,918
Equity in net income of subsidiaries	117,477	10,459	50,205

Net income	$117,477	$10,459	$56,123
Other comprehensive loss	(19,449)	(20,055)	(18,143)

Comprehensive income (loss)	$98,028	$(9,596)	$37,980

See accompanying notes to these condensed financial statements.

PARTY CITY HOLDCO INC. (Parent company only)

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Cash flows used in operating activities:
Net income	$117,477	$10,459	$56,123
Adjustments to reconcile net income to net cash used in operating activities:
Equity in net income of subsidiaries	(117,477)	(10,459)	(50,205)
Change in due to/from affiliates and income taxes payable	(1,373)	(397,189)	(6,998)

Net cash (used in) operating activities	(1,373)	(397,189)	(1,080)

Cash flows provided by financing activities:
Issuance of common stock	0	397,159	0
Exercise of stock options	1,373	30	1,080

Net cash provided by financing activities	1,373	397,189	1,080

Net change in cash and cash equivalents	0	0	0
Cash and cash equivalents at beginning of period	0	0	0

Cash and cash equivalents at end of period	$0	$0	$0

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

Note 2 — Dividends from subsidiaries

No cash dividends were paid to Party City Holdco by its subsidiaries during the years included in these financial statements.

SCHEDULE II

PARTY CITY HOLDCO INC.

VALUATION AND QUALIFYING ACCOUNTS

The Years Ended December 31, 2016, December 31, 2015, and December 31, 2014

(Dollars in thousands)

	Beginning Balance	Write-Offs	Additions	Ending Balance
Allowance for Doubtful Accounts:
For the year ended December 31, 2014	$1,362	$256	$1,783	$2,889
For the year ended December 31, 2015	2,889	769	223	2,343
For the year ended December 31, 2016	2,343	441	781	2,683

Sales Returns and Allowances:
For the year ended December 31, 2014	326	83,750	83,950	526
For the year ended December 31, 2015	526	78,219	78,348	655
For the year ended December 31, 2016	655	80,317	80,128	466

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness in internal control over financial reporting described below in “Management’s Annual Report on Internal Control Over Financial Reporting”.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d - 15(f) promulgated under the Exchange Act, as a process designed by, or under the supervision of a company’s chief executive officer and chief financial officer, or persons performing similar functions, and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives. We review on an ongoing basis and document our disclosure controls and procedures, and our internal control over financial reporting, and we may from time to time make changes in an effort to enhance their effectiveness and ensure that our systems evolve with our business.

Under the supervision of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the evaluation performed, management concluded that its internal control over financial reporting, based on the 2013 COSO framework, was not effective, at the reasonable assurance level, as of December 31, 2016, as it identified a deficiency in internal control over financial reporting that was assessed as a material weakness. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of an entity’s financial statements will not be prevented or detected and corrected on a timely basis.

Our retail segment uses a third-party vendor to support one of its applications. We were notified by the vendor that we would not be receiving a Service Organization Controls Report (SOC 1 report) attesting to the vendor’s internal controls, as had been the case in previous years. Although we performed a comprehensive review of the changes that were made to the application by the service provider, and concluded that such changes were appropriate, such monitoring control was not executed in a timely manner. The deficiency did not cause errors in our financial results. We are in the process of remediating the deficiency by fully implementing an effective control. We anticipate that the remediation will be completed during the quarter ended March 31, 2017.

Our independent registered public accounting firm, Ernst & Young LLP, issued an attestation report on the effectiveness of our internal control over financial reporting. The Ernst & Young LLP report is included in the F pages of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

Other than the identification of the material weakness discussed above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

Set forth below is certain information about our executive officers. Ages are as of February 28, 2017.

Gerald C. Rittenberg, age 64, became our Executive Chairman in January 2014. From 1997 until January 2014, Mr. Rittenberg served as our Chief Executive Officer. From May 1997 until December 1997, Mr. Rittenberg served as acting Chairman of the Board. From October 1996 until May 1997, Mr. Rittenberg served as our President. Mr. Rittenberg’s extensive experience in the decorated party goods industry, his lengthy tenure and his prior experience as our Chief Executive Officer make him a valuable asset to our management and our board of directors.

James M. Harrison, age 65, became our Chief Executive Officer in January 2014. Mr. Harrison served as our President from December 1997 until January 2015. From March 2002 to July 2012, Mr. Harrison served as our Chief Operating Officer. From February 1997 to March 2002, Mr. Harrison also served as our Chief Financial Officer and Treasurer. From February 1997 to December 1997, Mr. Harrison served as our Secretary. Mr. Harrison’s extensive experience in the decorated party goods industry, his lengthy tenure and his role as our Chief Executive Officer make him a valuable asset to our management and our board of directors.

Daniel J. Sullivan, Age 48, became our Chief Financial Officer in August 2016. Prior to joining the Company, Mr. Sullivan served as the Executive Vice President and Chief Financial Officer of Ahold USA, Inc. (“Ahold”) from January 2014 through July 2016. He also served as Senior Vice President of Finance for Ahold from November 2010 through December 2013. Prior to joining Ahold, Mr. Sullivan spent over twelve years at Heineken USA Incorporated, and was most recently its Chief Financial and Operating Officer. Previous to his work at Heineken USA Incorporated, Mr. Sullivan was the Director of Finance at Amscan Inc., an indirect wholly-owned subsidiary of Party City Holdco Inc.

Gregg A. Melnick, age 47, became our President in January 2015 and became President of Party City Holdings Inc. in October 2014. From March 2011 to September 2014, Mr. Melnick was President of the Party City Retail Group. From May 2010 to February 2011, Mr. Melnick was President of Party City Corporation. Previously, he was Chief Operating Officer from October 2007 to April 2010 and Chief Financial Officer of Party City Corporation from September 2004 to September 2007.

Ryan T. Vero, age 47, became the President of the Party City Retail Group in October 2016. Prior to joining the Company, Mr. Vero served as President, Grocery and Drugstore at Sears Holdings (“Sears”) from November 2012 to October 2016. Prior to joining Sears, Mr. Vero spent eighteen years at OfficeMax, Inc., most recently serving as its Executive Vice President, Chief Merchandising and Marketing Officer.

Michael A. Correale, age 59, became our Chief Accounting Officer in August 2016. Mr. Correale served as our Chief Financial Officer from March 2002 through August 2016. Prior to that time, Mr. Correale served as our Vice President — Finance, from May 1997 to March 2002. Prior to joining the Company, Mr. Correale was the Director of Financial Reporting for Ultramar Corporation and also worked for Ernst & Young LLP.

The remaining information required by this item will be set forth in our proxy statement for our 2017 Annual Meeting of shareholders (to be filed within 120 days after December 31, 2016) (the “Proxy Statement”), and is incorporated herein by reference.

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

3.	Exhibits.

Exhibit Index

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated June 4, 2012, by and among Party City Holdings Inc., PC Merger Sub, Inc., Party City Holdco Inc. (formerly PC Topco Holdings, Inc.) and the Stockholders’ Representatives party thereto (incorporated by reference to Exhibit 2.1 to Party City Holdings Inc.’s Registration Statement on Form S-4 dated June 21, 2013)

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Party City Holdco Inc.’s Form 8-K dated April 21, 2015)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Party City Holdco Inc.’s Form 8-K dated April 21, 2015)

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to Party City Holdco Inc.’s Registration Statement on Form S-1 dated March 26, 2015)

4.2	Indenture, dated as of August 19, 2015, among Party City Holdings Inc., as Issuer, and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2015)

4.3	First Supplemental Indenture, dated as of August 19, 2015, among the Guarantors named therein and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.2 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2015)

4.4	Form of 6.125% Senior Notes due 2023 (incorporated by reference to Exhibit 4.3 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2015)

4.5	Form of Amended and Restated Stockholders Agreement among Party City Holdco Inc., THL PC Topco, L.P., Advent-Party City Acquisition Limited Partnership and certain other stockholders of Party City Holdco Inc. (incorporated by reference to Exhibit 4.2 to Party City Holdco Inc.’s Form 8-K dated April 21, 2015)

4.6	Form of Amended and Restated Registration Rights Agreement among Party City Holdco Inc., THL PC Topco, L.P., Advent-Party City Acquisition Limited Partnership and certain other stockholders of Party City Holdco Inc. (incorporated by reference to Exhibit 4.1 to Party City Holdco Inc.’s Form 8-K dated April 21, 2015)

Exhibit Number	Description

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to Party City Holdco Inc.’s Registration Statement on Form S-1 dated March 26, 2015)

10.2†	Employment Agreement between Party City Holdings Inc., Party City Holdco. Inc. and Gerald C. Rittenberg, dated December 30, 2014 (incorporated by reference to Exhibit 10.3 to Party City Holdco Inc.’s Registration Statement on Form S-1 dated February 13, 2015)

10.3†	Employment Agreement between Party City Holdings Inc., Party City Holdco. Inc. and James M. Harrison, dated December 30, 2014 (incorporated by reference to Exhibit 10.4 to Party City Holdco Inc.’s Registration Statement on Form S-1 dated February 13, 2015)

10.4†	Employment Agreement between Party City Holdco Inc. and Daniel J. Sullivan, dated July 15, 2016 (incorporated by reference to Exhibit 10.1 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2016)

10.5†	Employment Agreement between Party City Holdings Inc., Party City Holdco Inc. and Michael Correale, dated March 24, 2015 (incorporated by reference to Exhibit 10.5 to Party City Holdco Inc.’s Registration Statement on Form S-1 dated March 26, 2015)

10.6	Term Loan Credit Agreement, dated as of August 19, 2015, among PC Intermediate Holdings, Inc., Party City Holdings Inc., Party City Corporation, the subsidiaries of the borrowers from time to time party thereto, the financial institutions party thereto, as the Lenders, and Deutsche Bank AG New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2015)

10.7	Pledge and Security Agreement, dated as of August 19, 2015, among Party City Holdings Inc., Party City Corporation, PC Intermediate Holdings, Inc., the Subsidiary Parties from time to time party thereto and Deutsche Bank AG New York Branch, in its capacity as administrative agent and collateral agent for the lenders party to the Term Loan Credit Agreement (incorporated by reference to Exhibit 10.2 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2015)

10.8	ABL Credit Agreement, dated as of August 19, 2015, among PC Intermediate Holdings, Inc., Party City Holdings Inc., Party City Corporation, the subsidiaries of the borrowers from time to time party thereto, the financial institutions party thereto, as the Lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2015)

10.9	Pledge and Security Agreement, dated as of August 19, 2015, among Party City Holdings Inc., Party City Corporation, PC Intermediate Holdings, Inc., the Subsidiary Parties from time to time party thereto and JPMorgan Chase Bank, N.A., in its capacity as administrative agent and collateral agent for the lenders party to the ABL Credit Agreement (incorporated by reference to Exhibit 10.4 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2015)

10.10	Intercreditor Agreement, dated as of August 19, 2015, among PC Intermediate Holdings, Inc., Party City Holdings Inc., Party City Corporation, the other Grantors from time to time party thereto, JPMorgan Chase Bank, N.A., as ABL Facility Agent, and Deutsche Bank AG New York Branch, as Term Loan Agent (incorporated by reference to Exhibit 10.5 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2015)

10.11†	Party City Holdco Amended and Restated 2012 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to Party City Holdco Inc.’s Registration Statement on Form S-1 dated April 6, 2015)

Exhibit Number	Description

10.12†	Employment Agreement between Party City Holdings Inc., Party City Holdco Inc. and Gregg A. Melnick, dated December 30, 2014 (incorporated by reference to Exhibit 10.20 to Party City Holdco Inc.’s Registration Statement on Form S-1 dated February 13, 2015)

10.13†	Party City Holdco Inc. Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.21 to Party City Holdco Inc.’s Registration Statement on Form S-1 dated March 26, 2015)

10.14†	Party City Holdco Inc. Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.22 to Party City Holdco Inc.’s Registration Statement on Form S-1 dated March 26, 2015)

10.15†	Form of Nonqualified Stock Option Award Agreement (Non-Employee Directors) under the Party City Holdco Inc. Amended and Restated 2012 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.23 to Party City Holdco Inc.’s Registration Statement on Form S-1 dated March 26, 2015)

10.16†	Form of Nonqualified Stock Option Award Agreement (Employees) under the Party City Holdco Inc. Amended and Restated 2012 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.24 to Party City Holdco Inc.’s Registration Statement on Form S-1 dated March 26, 2015)

10.17	First Amendment to Term Loan Credit Agreement, dated as of October 20, 2016, by and among Party City Holdings Inc., Party City Corporation, PC Intermediate Holdings, Inc., Deutsche Bank AG New York Branch as administrative agent and the various lenders party thereto (incorporated by reference to Exhibit 10.1 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2016)

21.1*	List of Subsidiaries of Party City Holdco Inc.

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2016 and December 31, 2015; (ii) the Consolidated Statements of Income and Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014; (iii) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; and (v) the Notes to the Consolidated Financial Statements.

†	Management contract of compensatory plan or arrangement
*	Filed herewith.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARTY CITY HOLDCO INC.
By:	/s/ Daniel J. Sullivan
Daniel J. Sullivan
Chief Financial Officer

Date: March 15, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James M. Harrison James M. Harrison	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2017

/s/ Daniel J. Sullivan Daniel J. Sullivan	Chief Financial Officer (Principal Financial Officer)	March 15, 2017

/s/ Michael A. Correale Michael A. Correale	Chief Accounting Officer (Principal Accounting Officer)	March 15, 2017

/s/ Gerald C. Rittenberg Gerald C. Rittenberg	Executive Chairman and Director	March 15, 2017

/s/ Todd M. Abbrecht Todd M. Abbrecht	Director	March 15, 2017

/s/ Jefferson M. Case Jefferson M. Case	Director	March 15, 2017

/s/ Steven J. Collins Steven J. Collins	Director	March 15, 2017

/s/ William S. Creekmuir William S. Creekmuir	Director	March 15, 2017

/s/ Uttam K. Jain Uttam K. Jain	Director	March 15, 2017

/s/ Lisa K. Klinger Lisa K. Klinger	Director	March 15, 2017

Signature	Title	Date

/s/ Norman S. Matthews Norman S. Matthews	Director	March 15, 2017

/s/ Joshua M. Nelson Joshua M. Nelson	Director	March 15, 2017

/s/ Morry Weiss Morry Weiss	Director	March 15, 2017