Form 10-Q
period 2017-03-31
Party City Holdco Inc.
filed 2017-05-09
CIK 1592058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2017, 119,527,894 shares of the Registrant’s common stock were outstanding.

PARTY CITY HOLDCO INC.

Form 10-Q

March  31, 2017

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2017	December 31, 2016
	(Note 2) (Unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$40,367	$64,610
Accounts receivable, net	120,580	134,091
Inventories, net	620,764	613,868
Prepaid expenses and other current assets	69,312	68,255

Total current assets	851,023	880,824
Property, plant and equipment, net	293,663	292,904
Goodwill	1,622,129	1,572,568
Trade names	566,729	566,599
Other intangible assets, net	72,887	76,581
Other assets, net	7,229	4,502

Total assets	$3,413,660	$3,393,978

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$198,269	$120,138
Accounts payable	99,979	163,415
Accrued expenses	159,218	149,683
Income taxes payable	36,467	46,675
Current portion of long-term obligations	13,327	13,348

Total current liabilities	507,260	493,259
Long-term obligations, excluding current portion	1,537,448	1,539,604
Deferred income tax liabilities	279,769	278,819
Deferred rent and other long-term liabilities	71,407	65,507

Total liabilities	2,395,884	2,377,189
Commitments and contingencies
Stockholders’ equity:
Common stock (119,527,894 and 119,515,894 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively)	1,195	1,195
Additional paid-in capital	912,629	910,167
Retained earnings	152,983	157,666
Accumulated other comprehensive loss	(49,031)	(52,239)

Total stockholders’ equity	1,017,776	1,016,789

Total liabilities and stockholders’ equity	$3,413,660	$3,393,978

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2017	2016
Revenues:
Net sales	$473,963	$454,286
Royalties and franchise fees	3,036	3,454

Total revenues	476,999	457,740
Expenses:
Cost of sales	298,719	287,767
Wholesale selling expenses	15,627	15,842
Retail operating expenses	90,730	86,709
Franchise expenses	3,317	3,563
General and administrative expenses	48,137	38,926
Art and development costs	5,798	5,377

Total expenses	462,328	438,184

Income from operations	14,671	19,556
Interest expense, net	20,692	22,652
Other expense (income), net	1,162	(2,978)

Loss before income taxes	(7,183)	(118)
Income tax (benefit) expense	(2,500)	276

Net loss	$(4,683)	$(394)

Comprehensive (loss) income	$(1,475)	$1,539
Net loss per common share-Basic	$(0.04)	$(0.00)
Net loss per common share-Diluted	$(0.04)	$(0.00)
Weighted-average number of common shares-Basic	119,523,867	119,291,974
Weighted-average number of common shares-Diluted	119,523,867	119,291,974
Dividends declared per share	$0.00	$0.00

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2016	119,515,894	$1,195	$910,167	$157,666	$(52,239)	$1,016,789
Net loss				(4,683)		(4,683)
Equity based compensation			2,398			2,398
Exercise of stock options	12,000		64			64
Foreign currency adjustments					3,819	3,819
Impact of foreign exchange contracts, net of taxes					(611)	(611)

Balance at March 31, 2017	119,527,894	$1,195	$912,629	$152,983	$(49,031)	$1,017,776

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows used in operating activities:
Net loss	$(4,683)	$(394)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	20,701	20,889
Amortization of deferred financing costs and original issuance discounts	1,233	1,274
Provision for doubtful accounts	230	160
Deferred income tax expense (benefit)	873	(433)
Deferred rent	363	1,983
Undistributed loss in unconsolidated joint venture	716	147
(Gain) loss on sale of assets	(3)	17
Equity based compensation	2,398	948
Changes in operating assets and liabilities, net of effects of acquired businesses:
Decrease in accounts receivable	20,225	17,628
Decrease (increase) in inventories	13,151	(6,848)
Decrease (increase) in prepaid expenses and other current assets	565	(2,794)
Decrease in accounts payable, accrued expenses and income taxes payable	(75,302)	(45,233)

Net cash used in operating activities	(19,533)	(12,656)
Cash flows used in investing activities:
Cash paid in connection with acquisitions, net of cash acquired	(62,171)	(28,700)
Capital expenditures	(11,424)	(19,535)
Proceeds from disposal of property and equipment	5	0

Net cash used in investing activities	(73,590)	(48,235)
Cash flows provided by financing activities:
Repayment of loans, notes payable and long-term obligations	(19,272)	(17,652)
Proceeds from loans, notes payable and long-term obligations	87,216	68,041
Excess tax benefit from stock options	0	52
Exercise of stock options	64	322
Debt issuance costs	0	(44)

Net cash provided by financing activities	68,008	50,719
Effect of exchange rate changes on cash and cash equivalents	872	410

Net decrease in cash and cash equivalents	(24,243)	(9,762)
Cash and cash equivalents at beginning of period	64,610	42,919

Cash and cash equivalents at end of period	$40,367	$33,157

Supplemental disclosure of cash flow information:
Cash paid during the period
Interest	$25,232	$26,731
Income taxes, net of refunds	$6,749	$9,368

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share)

Note 1 – Description of Business

Party City Holdco Inc. (the “Company” or “Party City Holdco”) is a vertically integrated supplier of decorated party goods. The Company designs, manufactures, sources and distributes party goods, including paper and plastic tableware, metallic and latex balloons, Halloween and other costumes, accessories, novelties, gifts and stationery throughout the world. The Company’s retail operations include over 900 specialty retail party supply stores (including approximately 150 franchise stores) in the United States and Canada, operating under the names Party City and Halloween City, and e-commerce websites, principally through the domain name PartyCity.com. Party City Holdco franchises both individual stores and franchise areas throughout the United States, Mexico and Puerto Rico, principally under the name Party City.

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

Operating results for interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2017. Our business is subject to substantial seasonal variations as our retail segment has realized a significant portion of its net sales, cash flows and net income in the fourth quarter of each year, principally due to its Halloween season sales in October and, to a lesser extent, other year-end holiday sales. We expect that this general pattern will continue. Our results of operations may also be affected by industry factors that may be specific to a particular period such as movement in and the general level of raw material costs. For further information see the consolidated financial statements, and notes thereto, included in the Company’s Form 10-K for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission on March 16, 2017.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting”. The pronouncement simplifies several aspects of the accounting for share-based payment transactions. The Company adopted the pronouncement during the first quarter of 2017 and such adoption did not have a material impact on the Company’s consolidated financial statements.

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

In July 2015, the FASB issued ASU 2015-11, “Inventory: Simplifying the Measurement of Inventory”. The update changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. The Company adopted the pronouncement during the first quarter of 2017 and such adoption did not have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The pronouncement contains a five-step model which replaces most existing revenue recognition guidance. The update is effective for the Company during the first quarter of 2018. The pronouncement can be applied retrospectively to prior reporting periods or through a cumulative-effect adjustment as of the date of adoption. The Company is in the process of evaluating the impact of the pronouncement and it will continue to do so through the date of adoption. The Company has decided to adopt the pronouncement through a cumulative-effect adjustment.

Note 3 – Inventories

Inventories consisted of the following:

	March 31, 2017	December 31, 2016
Finished goods	$584,920	$581,277
Raw materials	25,357	23,222
Work in process	10,487	9,369

	$620,764	$613,868

Inventories are valued at the lower of cost or net realizable value. The Company principally determines the cost of inventory using the weighted average method.

The Company estimates retail inventory shortage for the periods between physical inventory dates on a store-by-store basis. Inventory shrinkage estimates can be affected by changes in merchandise mix and changes in actual shortage trends. The shrinkage rate from the most recent physical inventory, in combination with historical experience, is the basis for estimating shrinkage.

Note 4 – Income Taxes

The income tax benefit for the three months ended March 31, 2017 was determined based upon the Company’s estimated consolidated effective income tax rate for the year ending December 31, 2017. The difference between the estimated consolidated effective income tax rate for the year ending December 31, 2017 and the U.S. federal statutory rate is primarily attributable to state income taxes, unrecognized foreign tax credits and benefits on certain foreign losses, partially offset by a foreign rate differential and available domestic manufacturing deductions.

Note 5 – Changes in Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss consisted of the following:

	Three Months Ended March 31, 2017
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at December 31, 2016	$(53,171)	$932	$(52,239)
Other comprehensive income (loss) before reclassifications, net of income tax	3,819	(287)	3,532
Amounts reclassified from accumulated other comprehensive loss to the condensed consolidated statement of operations and comprehensive loss, net of income tax	0	(324)	(324)

Net current-period other comprehensive income (loss)	3,819	(611)	3,208

Balance at March 31, 2017	$(49,352)	$321	$(49,031)

	Three Months Ended March 31, 2016
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at December 31, 2015	$(33,401)	$611	$(32,790)
Other comprehensive income (loss) before reclassifications, net of income tax	2,650	(514)	2,136
Amounts reclassified from accumulated other comprehensive loss to the condensed consolidated statement of operations and comprehensive income, net of income tax	0	(203)	(203)

Net current-period other comprehensive income (loss)	2,650	(717)	1,933

Balance at March 31, 2016	$(30,751)	$(106)	$(30,857)

Note 6 – Capital Stock

At March 31, 2017, the Company’s authorized capital stock consisted of 300,000,000 shares of $0.01 par value common stock and 15,000,000 shares of $0.01 par value preferred stock.

Note 7 – Segment Information

Industry Segments

The Company has two identifiable business segments. The Wholesale segment designs, manufactures, sources and distributes party goods, including paper and plastic tableware, metallic and latex balloons, Halloween and other costumes, accessories, novelties, gifts and stationery throughout the world. The Retail segment operates specialty retail party supply stores in the United States and Canada, principally under the names Party City and Halloween City, and it operates e-commerce websites, principally through the domain name Partycity.com. The Retail segment also franchises both individual stores and franchise areas throughout the United States, Mexico and Puerto Rico, principally under the name Party City.

The Company’s industry segment data for the three months ended March 31, 2017 and March 31, 2016 was as follows:

	Wholesale	Retail	Consolidated
Three Months Ended March 31, 2017
Revenues:
Net sales	$270,692	$339,269	$609,961
Royalties and franchise fees	0	3,036	3,036

Total revenues	270,692	342,305	612,997
Eliminations	(135,998)	0	(135,998)

Net revenues	$134,694	$342,305	$476,999

Income from operations	$10,416	$4,255	$14,671

Interest expense, net			20,692
Other expense, net			1,162

Loss before income taxes			$(7,183)

	Wholesale	Retail	Consolidated
Three Months Ended March 31, 2016
Revenues:
Net sales	$259,821	$319,556	$579,377
Royalties and franchise fees	0	3,454	3,454

Total revenues	259,821	323,010	582,831
Eliminations	(125,091)	0	(125,091)

Net revenues	$134,730	$323,010	$457,740

Income from operations	$13,507	$6,049	$19,556

Interest expense, net			22,652
Other income, net			(2,978)

Loss before income taxes			$(118)

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

The foreign currency exchange contracts are reflected in the condensed consolidated balance sheets at fair value. The fair value of the foreign currency exchange contracts is the estimated amount that the counterparties would receive or pay to terminate the foreign currency exchange contracts at the reporting date, taking into account current foreign exchange spot rates. At March 31, 2017 and December 31, 2016, the Company had certain foreign currency exchange contracts that qualified for hedge accounting. No components of these agreements were excluded in the measurement of hedge effectiveness. As these hedges were 100% effective, there was no impact on earnings due to hedge ineffectiveness. The Company anticipates that substantially all unrealized gains and losses in accumulated other comprehensive loss related to these foreign currency exchange contracts will be reclassified into earnings by June 2018.

The following table displays the fair values of the Company’s derivatives at March 31, 2017 and December 31, 2016:

	Derivative Assets				Derivative Liabilities
	Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value
Derivative Instrument	March 31, 2017		December 31, 2016		March 31, 2017		December 31, 2016
Foreign Exchange Contracts	(a) PP	$219	(a) PP	$697	(b) AE	$157	(b) AE	$215

(a)	PP = Prepaid expenses and other current assets
(b)	AE = Accrued expenses

The following table displays the notional amounts of the Company’s derivatives at March 31, 2017 and December 31, 2016:

Derivative Instrument	March 31, 2017	December 31, 2016
Foreign Exchange Contracts	$20,725	$22,502

Note 10 – Fair Value Measurements

The provisions of FASB ASC Topic 820, “Fair Value Measurement”, define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The following table shows assets and liabilities as of March 31, 2017 that are measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total as of March 31, 2017
Derivative assets	$0	$219	$0	$219
Derivative liabilities	0	157	0	157

The following table shows assets and liabilities as of December 31, 2016 that are measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total as of December 31, 2016
Derivative assets	$0	$697	$0	$697
Derivative liabilities	0	215	0	215

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record other assets and liabilities at fair value on a nonrecurring basis, generally as a result of impairment charges. No impairment charges were recorded during the three months ended March 31, 2017 or the three months ended March 31, 2016.

The carrying amounts for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximated fair value at March 31, 2017 because of the short-term maturities of the instruments and/or their variable rates of interest.

The carrying amount and fair value of the Company’s borrowings under its senior secured term loan facility (“Term Loan Credit Agreement”) and its $350,000 of 6.125% senior notes (“Senior Notes”) are as follows:

	March 31, 2017
	Carrying Amount	Fair Value
Term Loan Credit Agreement	$1,203,265	$1,217,416
Senior Notes	344,750	350,651

The fair values of the Term Loan Credit Agreement and the Senior Notes represent Level 2 fair value measurements as the debt instruments trade in inactive markets.

The carrying amounts for other long-term debt approximated fair value at March 31, 2017 based on the discounted future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturity.

During August 2015, the Company acquired 75% of the operations of Accurate Custom Injection Molding Inc. (“ACIM”). Based on the terms of the acquisition agreement, the Company will acquire the remaining 25% interest in ACIM over the next seven years and the Company’s liability for the estimated purchase price of such interest was $0 at March 31, 2017. The liability represents a Level 3 fair value measurement as it is based on unobservable inputs.

During March 2017, the Company acquired 85% of the common stock of Granmark, S.A. de C.V., a Mexican manufacturer and wholesaler of party goods. See Note 13 for further discussion of the acquisition. Based on the terms of the acquisition agreement, the Company is required to acquire the remaining 15% interest over a three to five year period and it has recorded a liability for the estimated purchase price of such interest, $2,895 at March 31, 2017. The liability represents a Level 3 fair value measurement as it is based on unobservable inputs.

Note 11 – Earnings Per Share

Basic earnings per share are computed by dividing net income available for common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated based on the weighted average number of outstanding common shares plus the dilutive effect of stock options as if they were exercised.

A reconciliation between basic and diluted income (loss) per share is as follows:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Net loss	$(4,683)	$(394)
Weighted average shares - Basic	119,523,867	119,291,974
Effect of dilutive securities:
Stock options	0	0

Weighted average shares - Diluted	119,523,867	119,291,974

Net loss per common share - Basic	$(0.04)	$0.00

Net loss per common share - Diluted	$(0.04)	$0.00

During the three months ended March 31, 2017 and March 31, 2016, 4,640,205 stock options and 4,404,404 stock options, respectively, were excluded from the calculation of net loss per common share – diluted as they were anti-dilutive.

Note 12 – Long-Term Obligations

Long-term obligations at March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017	December 31, 2016
Term Loan Credit Agreement	$1,203,243	$1,205,496
Capital lease obligations	2,782	2,912
Senior Notes	344,750	344,544

Total long-term obligations	1,550,775	1,552,952
Less: current portion	(13,327)	(13,348)

Long-term obligations, excluding current portion	$1,537,448	$1,539,604

Note 13 – Acquisitions

During January 2017, the Company acquired 18 franchise stores, which are located mostly in Louisiana and Alabama, for total consideration of approximately $15,000. The Company is in the process of finalizing purchase accounting.

During March 2017, the Company acquired 85% of the common stock of Granmark, S.A. de C.V. (“Granmark”), a Mexican manufacturer and wholesaler of party goods, for total consideration of approximately $22,000 (exclusive of $5,600 of cash acquired). On the acquisition date, Granmark had $6,456 of debt outstanding under various revolving credit facilities. The majority of the balance was repaid prior to March 31, 2017. The Company is in the process of finalizing purchase accounting. Based on the terms of the acquisition agreement, the Company is required to acquire the remaining 15% interest over a three to five year period and it has recorded a liability for the estimated purchase price of such interest, $2,895 at March 31, 2017.

Also, during March 2017, the Company acquired an additional 18 franchise stores, which are located in North Carolina and South Carolina, for total consideration of approximately $31,000. The Company is in the process of finalizing purchase accounting.

Note 14 – Organizational Restructuring

On March 15, 2017, the Company and its Chairman of the Board of Directors (“the Board”), Gerald Rittenberg, entered into a Transition and Consulting Agreement under which Mr. Rittenberg’s employment as Executive Chairman of the Company terminated effective March 31, 2017. Beginning on April 1, 2017 and continuing through December 31, 2020, unless earlier terminated as provided for in the agreement (the “Consulting Period”), Mr. Rittenberg will serve on a part-time basis as a non-employee senior adviser to the Company. Additionally, Mr. Rittenberg will remain as Chairman of the Board through the end of his existing director term (the Company’s 2018 annual meeting of shareholders) and, subsequently, he will be nominated by the Board to serve as a non-employee member of such Board throughout the remainder of the Consulting Period.

Under the Transition and Consulting Agreement, Mr. Rittenberg will receive payments from April 1, 2017 through December 31, 2017 in amounts equal to his base salary had he remained employed as Executive Chairman during such period (i.e., pay at an annual rate equal to $2,090). Additionally, he will remain eligible to receive an annual bonus for full-year 2017 based on the terms of the Company’s 2017 bonus plan and the terms of his previous employment agreement (a target amount equal to 80% of his 2017 base salary). Further, during 2018, Mr. Rittenberg will receive severance payments aggregating $2,049, which will be made in four equal quarterly installments. Finally, beginning on January 1, 2018 and for the remainder of the Consulting Period, Mr. Rittenberg will receive payments equal to $40 per month in consideration for his consulting services.

Additionally, under the Transition and Consulting Agreement, during the Consulting Period, Mr. Rittenberg’s existing unvested stock options will remain eligible to vest in accordance with their original terms and Mr. Rittenberg’s existing vested stock options will remain outstanding (also, in accordance with their original terms).

As a result of the Transition and Consulting Agreement, the Company recorded a $4,510 severance charge in general and administrative expenses during the three months ended March 31, 2017. Such amount represents: (1) the amount that he will be paid from April 1, 2017 – December 31, 2017 that is above and beyond the fair value ($40 per month) of his consulting services during such period, $1,207, (2) his bonus target for the period from April 1, 2017 – December 31, 2017, $1,254, and (3) the severance to be paid during 2018, $2,049. Throughout the Consulting Period, the Company will record $40 per month in general and administrative expenses, such amount representing the fair value of his consulting services.

Additionally, as a result of the Transition and Consulting Agreement: (1) allowing Mr. Rittenberg’s existing unvested stock options to continue vesting (such options would have been forfeited had he left the Company) and (2) allowing his existing vested stock options to remain outstanding (had he left the Company, he would have only had 60 days to exercise vested options), during the three months ended March 31, 2017 the Company recorded a $1,362 charge in general and administrative expenses due to the modification of such options.

Also, during the three months ended March 31, 2017, the Company recorded a $3,304 severance charge related to the restructuring of its Retail segment. Of such amount, $2,400 was recorded in retail operating expenses and $904 was recorded in general and administrative expenses. The majority of the severance will be paid during the second quarter of 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References throughout this document to the “Company” include Party City Holdco Inc. and its subsidiaries. In this document the words “we,” “our,” “ours” and “us” refer only to the Company and its subsidiaries and not to any other person.

Business Overview

Our Company

We are the leading party goods retailer by revenue in North America and, we believe, the largest vertically integrated supplier of decorated party goods globally by revenue. With over 900 locations (inclusive of approximately 150 franchised stores), we have the only coast-to-coast network of party superstores in the U.S. and Canada that make it easy and fun to enhance special occasions with a differentiated shopping experience and an unrivaled assortment of innovative and exciting merchandise offered at a compelling value. We also operate multiple e-commerce sites, principally under the domain name PartyCity.com, and during the Halloween selling season we open a network of approximately 250 - 300 temporary stores under the Halloween City banner.

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

During the first quarter of 2017, the Company and Ampology, a subsidiary of Trivergence, reached an agreement to form a new legal entity for the purpose of designing, developing and launching an online exchange platform for party-related services. The website will allow consumers to select, schedule and pay for various services (including entertainment, activities and food) all through a single portal.

How We Assess the Performance of Our Company

In assessing the performance of our company, we consider a variety of performance and financial measures for our two operating segments, Retail and Wholesale. These key measures include revenues and gross profit, comparable retail same-store sales and operating expenses. We also review other metrics such as adjusted net income (loss), adjusted net income (loss) per common share – diluted and adjusted EBITDA. For a discussion of our use of these measures and a reconciliation of adjusted net income (loss) and adjusted EBITDA to net income (loss), please refer to “Financial Measures - Adjusted EBITDA,” “Financial Measures - Adjusted Net Income (Loss)” and “Financial Measures - Adjusted Net Income (Loss) Per Common Share – Diluted” below.

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

Adjusted Net Income (Loss) Per Common Share – Diluted. Adjusted net income (loss) per common share – diluted represents adjusted net income (loss) divided by the Company’s diluted weighted average common shares outstanding. We present the metric because we believe it assists investors in comparing our per share performance across reporting periods on a consistent basis by eliminating the impact of items that we do not believe are indicative of our core operating performance.

Results of Operations

Three Months Ended March 31, 2017 Compared To Three Months Ended March 31, 2016

The following table sets forth the Company’s operating results and operating results as a percentage of total revenues for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017		2016
	(Dollars in thousands)
Revenues:
Net sales	$473,963	99.4%	$454,286	99.2%
Royalties and franchise fees	3,036	0.6	3,454	0.8

Total revenues	476,999	100.0	457,740	100.0
Expenses:
Cost of sales	298,719	62.6	287,767	62.9
Wholesale selling expenses	15,627	3.3	15,842	3.5
Retail operating expenses	90,730	19.0	86,709	18.9
Franchise expenses	3,317	0.7	3,563	0.8
General and administrative expenses	48,137	10.1	38,926	8.5
Art and development costs	5,798	1.2	5,377	1.2

Total expenses	462,328	96.9	438,184	95.7

Income from operations	14,671	3.1	19,556	4.3
Interest expense, net	20,692	4.3	22,652	4.9
Other expense (income), net	1,162	0.2	(2,978)	(0.7)

Loss before income taxes	(7,183)	(1.5)	(118)	(0.0)
Income tax (benefit) expense	(2,500)	(0.5)	276	0.1

Net loss	$(4,683)	(1.0)%	$(394)	(0.1)%

Net loss per common share – Basic and Diluted	$(0.04)		$(0.00)

Revenues

Total revenues for the first quarter of 2017 were $477.0 million and were $19.3 million, or 4.2%, higher than the first quarter of 2016. The following table sets forth the Company’s total revenues for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017		2016
	Dollars in Thousands	Percentage of Total Revenues	Dollars in Thousands	Percentage of Total Revenues
Net Sales:
Wholesale	$270,692	56.7%	$259,821	56.8%
Eliminations	(135,998)	(28.5)%	(125,091)	(27.3)%

Net wholesale	134,694	28.2%	134,730	29.4%
Retail	339,269	71.1%	319,556	69.8%

Total net sales	473,963	99.4%	454,286	99.2%
Royalties and franchise fees	3,036	0.6%	3,454	0.8%

Total revenues	$476,999	100.0%	$457,740	100.0%

Retail

Retail net sales during the first quarter of 2017 were $339.3 million and increased $19.7 million, or 6.2%, compared to the first quarter of 2016. Retail net sales at our Party City stores totaled $305.0 million and were $17.7 million, or 6.2%, higher than 2016 principally due to comp sales growth, franchise store acquisitions and new store growth. Additionally, a weakening of the U.S. Dollar, in comparison to the Canadian Dollar, positively impacted our Canadian retail sales by $0.7 million. During the twelve months ended March 31, 2017, we acquired 36 franchise stores, opened 29 new stores and closed 12 stores. Global retail e-commerce sales totaled $34.3 million during the first quarter of 2017 and were $2.0 million, or 6.2%, higher than during the corresponding quarter of 2016. The North American e-commerce sales that are included in our Party City brand comp increased by 5.3% during the first quarter (see below for further detail). International e-commerce sales growth, in local currency, was offset by the impact of the strengthening of the U.S. Dollar versus the British Pound Sterling ($1 million).

Same-store sales for the Party City brand (including North American retail e-commerce sales) increased by 1.7% during the first quarter of 2017, principally due to an increase in average transaction dollar size.

Excluding the impact of e-commerce, same-store sales increased by 1.4%, mostly due to an increase in average transaction dollar size. The increase in average transaction dollar size was principally due to the positive effect of product mix.

The North American retail e-commerce sales included in our Party City brand comp increased by 5.3% as a 9.3% increase in transaction count was partially offset by a 4.0% decrease in average transaction dollar size. The increase in e-commerce transaction count reflects increased traffic, as we saw over a 3% increase in visits, coupled with slightly higher conversion levels versus the same period of last year. The decrease in average transaction dollar size principally relates to lower units, largely a reflection of lower promotional activity. Same-store sales percentages were not affected by foreign currency as such percentages are calculated in local currency.

Wholesale

Wholesale net sales during the first quarter of 2017 totaled $134.7 million and were consistent with the first quarter of 2016. Net sales to domestic party goods retailers and distributors (including our franchisee network) totaled $63.1 million and were $7.5 million, or 10.6%, lower than during 2016. The decrease was partially due to our acquisition of 36 franchise stores during the first quarter of 2017; as post-acquisition sales to such stores (approximately $3 million during the first quarter of 2016) are now eliminated as intercompany sales. Additionally, gift product sales decreased by approximately $1.5 million due to the continued de-emphasis and product-line refinement of our Grasslands Road gift business. The remainder of the variance was principally due to lower sales to our franchise stores. Net sales of metallic balloons to domestic distributors and retailers (including our franchisee network) totaled $22.7 million during the first quarter of 2017 and were $2.5 million, or 12.4%, higher than during the corresponding quarter of 2016 primarily due to stronger Valentine’s Day sales, in part due to the timing of certain shipments. Our international sales (which include U.S. export sales and exclude U.S. import sales from foreign subsidiaries) totaled $48.9 million and were $5.0 million, or 11.4%, higher than in 2016, despite a $2.6 million negative impact from foreign currency translation during the first quarter of 2017. Our international business growth is reflective of a combination of acquisitions, channel expansion, increased assortment and the growing consumer participation in parties and celebrations. U.K. sales increased by approximately $2 million principally due to an expansion of our “store-in-store” strategy and increased costume sales. Additionally, sales in continental Europe increased by approximately $1 million, versus the first quarter of 2016, due to strong Carnival-related sales and increased sales of metallic balloons. Acquisitions, including the addition of Granmark S.A. de C.V. (“Granmark”) in March 2017, contributed approximately $3 million to sales during the quarter.

Intercompany sales to our retail affiliates totaled $136.0 million during the first quarter of 2017 and were $10.9 million, or 8.7%, higher than during the corresponding quarter of 2016. Intercompany sales represented 50.2% of total wholesale sales during the first quarter of 2017, compared to 48.1% during 2016. The increase in intercompany sales was principally due to the impact of the higher company store count (as discussed above under “-Retail”) and the increasing share of shelf (as noted below under “-Gross Profit”). The intercompany sales of our wholesale segment are eliminated against the intercompany purchases of our retail segment in the consolidated financial statements.

Royalties and franchise fees

Royalties and franchise fees for the first quarter of 2017 totaled $3.0 million and were $0.4 million lower than during the first quarter of 2016 principally due to the acquisition of 36 franchise stores during the first quarter of 2017.

Gross Profit

The following table sets forth the Company’s gross profit for the three months ended March 31, 2017 and March 31, 2016.

	Three Months Ended March 31,
	2017		2016
	Dollars in Thousands	Percentage of Net Sales	Dollars in Thousands	Percentage of Net Sales
Retail	$132,581	39.1%	$124,026	38.8%
Wholesale	42,663	31.7	42,493	31.5

Total	$175,244	37.0%	$166,519	36.7%

The gross profit margin on net sales at retail during the first quarter of 2017 was 39.1%. Such percentage was 30 basis points higher than during the first quarter of 2016. The benefits of increased share of shelf and reduced product costs were partially offset by higher occupancy costs. Our wholesale share of shelf at our Party City stores and our North American retail e-commerce operations (i.e., the percentage of our retail product cost of sales supplied by our wholesale operations) increased from 75.4% during the first quarter of 2016 to 77.4% during the first quarter of 2017.

The gross profit on net sales at wholesale during 2017 and 2016 was 31.7% and 31.5%, respectively. The increase was principally due to the benefits associated with continued improvements in our sourcing efforts, partially offset by the strengthening of the U.S. Dollar and its unfavorable impact on certain of our international subsidiaries that purchase product denominated in U.S. Dollars and sell in local currency.

Operating expenses

Wholesale selling expenses were $15.6 million during the first quarter of 2017 and $15.8 million during the corresponding quarter of 2016. A $0.4 million favorable foreign currency translation impact and cost savings associated with the reorganization of our gift sales group were principally offset by selling expenses at Granmark (acquired in March 2017) and inflationary cost increases. Wholesale selling expenses were 11.6% and 11.8% of net wholesale sales during the first quarters of 2017 and 2016, respectively.

Retail operating expenses during the first quarter of 2017 were $90.7 million and were $4.0 million, or 4.6%, higher than during the first quarter of 2016. The increase was largely due to $2.4 million of severance costs related to a restructuring of the Company’s retail operations. Such severance and increased payroll costs at our stores (driven by the higher store count discussed above) were partially offset by further realized savings associated with improved labor productivity and efficiency. Retail operating expenses were 26.7% and 27.1% of net retail sales during the first quarters of 2017 and 2016, respectively.

Franchise expenses during the first quarters of 2017 and 2016 were $3.3 million and $3.6 million, respectively.

General and administrative expenses during the first quarter of 2017 totaled $48.1 million and were $9.2 million, or 23.7%, higher than in the first quarter of 2016. In conjunction with the Transition and Consulting Agreement disclosed in Note 14 to the Company’s consolidated financial statements, during the quarter, the Company recorded a $5.9 million severance charge, $1.4 million of which related to equity-based compensation. Additionally, as part of the retail restructuring (also disclosed in Note 14), during the quarter we recorded $0.9 million of severance expense for employees of our retail segment. The remainder of the variance versus the first quarter of 2016 was principally due to inflationary cost increases. General and administrative expenses as a percentage of total revenues increased from 8.5% in 2016 to 10.1% in 2017 due to the severance.

Art and development costs were $5.8 million and $5.4 million during the first quarters of 2017 and 2016, respectively.

Interest expense, net

Interest expense, net, totaled $20.7 million during the first quarter of 2017, compared to $22.7 million during the first quarter of 2016. The decrease principally reflects the Company’s $100 million prepayment of its Term Loan Credit Agreement in conjunction with its October 2016 refinancing. Additionally, to a lesser extent, the lower interest expense is due to the credit spread on such debt being reduced by 25 basis points at the time of the refinancing.

Other expense (income), net

For the three months ended March 31, 2017, other expense, net, totaled $1.2 million. Losses from unconsolidated joint ventures and corporate development costs were partially offset by foreign currency transaction gains.

For the three months ended March 31, 2016, other income, net, totaled $3.0 million and principally related to foreign currency transaction gains. The foreign currency transaction gains primarily reflected a weaker U.S. dollar at March 31, 2016, compared to December 31, 2015, and the corresponding impact on the translation of the U.S. dollar-denominated payables of our foreign operations.

Income tax (benefit) expense

The income tax benefit for the three months ended March 31, 2017 was determined based upon the Company’s estimated consolidated effective income tax rate for the year ending December 31, 2017.

Adjusted EBITDA, Adjusted Net Income and Adjusted Net Income per Common Share – Diluted

The Company presents adjusted EBITDA, adjusted net income and adjusted net income per common share - diluted as supplemental measures of its operating performance. The Company defines EBITDA as net income (loss) before interest expense, net, income taxes, depreciation and amortization and defines adjusted EBITDA as EBITDA, as further adjusted to eliminate the impact of certain items that the Company does not consider indicative of our core operating performance. These further adjustments are itemized below. Adjusted net income represents the Company’s net income (loss) adjusted for, among other items, intangible asset amortization, non-cash purchase accounting adjustments, amortization of deferred financing costs and original issue discounts, equity based compensation, and impairment charges. Adjusted net income per common share – diluted represents adjusted net income divided by diluted weighted average common shares outstanding. The Company presents these measures as supplemental measures of its operating performance. You are encouraged to evaluate these adjustments and the reasons the Company considers them appropriate for supplemental analysis. In evaluating the measures, you should be aware that in the future the Company may incur expenses that are the same as, or similar to, some of the adjustments in this presentation. The Company’s presentation of adjusted EBITDA, adjusted net income and adjusted net income per common share-diluted should not be construed as an inference that the Company’s future results will be unaffected by unusual or non-recurring items. The Company presents the measures because the Company believes they assist investors in comparing the Company’s performance across reporting periods on a consistent basis by eliminating items that the Company does not believe are indicative of its core operating performance. In addition, the Company uses adjusted EBITDA: (i) as a factor in determining incentive compensation, (ii) to evaluate the effectiveness of its business strategies and (iii) because its credit facilities use adjusted EBITDA to measure compliance with certain covenants. The Company also believes that adjusted net income and adjusted net income per common share - diluted are helpful benchmarks to evaluate its operating performance.

Adjusted EBITDA, adjusted net income, and adjusted net income per common share - diluted have limitations as analytical tools. Some of these limitations are:

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

Because of these limitations, adjusted EBITDA, adjusted net income and adjusted net income per common share – diluted should not be considered in isolation or as substitutes for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using adjusted EBITDA, adjusted net income and adjusted net income per common share – diluted only on a supplemental basis. The reconciliations from net income (loss) to adjusted EBITDA and income (loss) before income taxes to adjusted net income (loss) for the periods presented are as follows:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
(Dollars in thousands)
Net loss	$(4,683)	$(394)
Interest expense, net	20,692	22,652
Income taxes	(2,500)	276
Depreciation and amortization	20,701	20,889

EBITDA	34,210	43,423
Non-cash purchase accounting adjustments	1,850	1,401
Restructuring, retention and severance (a)	7,814	0
Deferred rent (b)	363	1,983
Closed store expense (c)	1,367	1,420
Foreign currency gains, net	(537)	(3,164)
Equity based compensation (d)	2,398	948
Undistributed loss in unconsolidated joint venture	716	147
Corporate development (e)	723	266
Other	218	109

Adjusted EBITDA	$49,122	$46,533

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
(Dollars in thousands, except per share amounts)
Loss before income taxes	$(7,183)	$(118)
Intangible asset amortization	3,713	4,145
Non-cash purchase accounting adjustments (f)	2,004	1,956
Amortization of deferred financing costs and original issuance discounts	1,233	1,274
Restructuring, retention and severance (a)	7,814	0
Equity based compensation (d)	2,398	948

Adjusted income before income taxes	9,979	8,205
Adjusted income tax expense (g)	3,928	3,446

Adjusted net income	$6,051	$4,759

Adjusted net income per common share – diluted	$0.05	$0.04

Weighted-average number of common shares-diluted	120,862,319	120,141,598

(a)	During the first quarter of 2017, the Company recorded restructuring charges. See Note 14 for further discussion. This amount excludes a $1,362 stock option modification charge for Gerald Rittenberg, which is included in “Equity based compensation” in this table.

(b)	The deferred rent adjustment reflects the difference between accounting for rent and landlord incentives in accordance with GAAP and the Company’s actual cash outlay for such items.
(c)	Charges incurred related to closing unprofitable stores.
(d)	The first quarter of 2017 includes a $1,362 stock option modification charge for Gerald Rittenberg. See Note 14 for further discussion.
(e)	Represents third-party costs related to acquisitions (principally legal expenses).
(f)	On July 27, 2012, PC Merger Sub, Inc., which was our wholly-owned indirect subsidiary, merged into Party City Holdings Inc. (“PCHI”), with PCHI being the surviving entity (the “Transaction”). As a result of the Transaction, the Company applied the acquisition method of accounting and increased the value of certain property, plant and equipment. The impact of such adjustments on depreciation expense increased the Company’s expenses. These property, plant and equipment depreciation amounts are included in “Non-cash purchase accounting adjustments” for purposes of calculating “adjusted net income,” but are excluded from “Non-cash purchase accounting adjustments” for purposes of calculating adjusted EBITDA since they are included in depreciation expense.
(g)	Represents income tax expense/benefit after excluding the specific tax impacts for each of the pre-tax adjustments. The tax impacts for each of the adjustments were determined by applying to the pre-tax adjustments the effective income tax rates for the specific legal entities in which the adjustments were recorded.

Liquidity

During 2015, the Company replaced its then-existing debt with indebtedness consisting of: (i) a senior secured term loan facility (“Term Loan Credit Agreement”), (ii) a $540 million asset-based revolving credit facility (with a seasonal increase to $640 million during a certain period of each calendar year) (“ABL Facility”) and (iii) $350 million of 6.125% senior notes.

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

Cash Flow

Net cash used in operating activities totaled $19.5 million and $12.7 million during the three months ended March 31, 2017 and 2016, respectively. Net cash flows provided by operating activities before changes in operating assets and liabilities were $21.8 million during the first three months of 2017, compared to $24.6 million during 2016. Changes in operating assets and liabilities during the first three months of 2017 and 2016 resulted in the use of cash of $41.3 million and $37.3 million, respectively, principally due to the payment of Halloween-related payables.

Net cash used in investing activities totaled $73.6 million during the three months ended March 31, 2017, as compared to $48.2 million during the three months ended March 31, 2016. Investing activities during 2017 included $62.2 million paid in connection with acquisitions, principally related to franchise stores and Granmark (see Note 13 to the consolidated financial statements for further detail). Capital expenditures during the three months ended March 31, 2017 and 2016 were $11.4 million and $19.5 million, respectively. Retail capital expenditures totaled $6.3 million during 2017 and principally related to store conversions and information technology-related expenditures. Wholesale capital expenditures during 2017 totaled $5.1 million and primarily related to printing plates and dies, as well as machinery and equipment at the Company’s manufacturing operations.

Net cash provided by financing activities was $68.0 million during the three months ended March 31, 2017, as compared to $50.7 million during the corresponding period of 2016. Borrowings were higher during 2017 principally due to the acquisitions.

At March 31, 2017, the Company had approximately $299 million of availability under its ABL Facility, after considering borrowing base restrictions.

Contractual Obligations

Other than as described above under “Liquidity and Capital Resources”, there were no material changes to our future minimum contractual obligations as of December 31, 2016 as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements during the three months ended March 31, 2017 and the year ended December 31, 2016.

Seasonality

Wholesale Operations

Despite a concentration of holidays in the fourth quarter of the year, as a result of our expansive product lines, customer base and increased promotional activities, the impact of seasonality on the quarterly results of our wholesale operations has been limited. However, due to Halloween, the inventory balances of our wholesale operations are slightly higher during the third quarter than during the remainder of the year. Additionally, Halloween products sold to retailers and other distributors result in slightly higher accounts receivable balances during the quarter.

Retail Operations

Our retail operations are subject to significant seasonal variations. Historically, this segment has realized a significant portion of its revenues, cash flow and net income in the fourth quarter of the year, principally due to our Halloween sales in October and, to a lesser extent, year-end holiday sales.

Cautionary Note Regarding Forward-Looking Statements

From time to time, including in this filing and, in particular, the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we make “forward-looking statements” within the meaning of federal and state securities laws. Disclosures that use words such as the company “believes,” “anticipates,” “expects,” “estimates,” “intends,” “will,” “may” or “plans” and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect our current expectations and are based upon data available to us at the time the statements were made. An example of a forward-looking statement is our belief that our cash generated from operating activities and availability under our credit facilities will be adequate to meet our liquidity needs for at least the next 12 months. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. These risks, as well as other risks and uncertainties, are detailed in the section titled “Risk Factors” included in our Annual Report on Form 10-K filed with the SEC on March 16, 2017. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. All forward-looking statements are qualified by these cautionary statements and are made only as of the date of this filing. Any such forward-looking statements, whether made in this filing or elsewhere, should be considered in context with the various disclosures made by us about our business. The following risks related to our business, among others, could cause actual results to differ materially from those described in the forward-looking statements:

•	our ability to compete effectively in a competitive industry;

•	fluctuations in commodity prices;

•	our ability to appropriately respond to changing merchandise trends and consumer preferences;

•	successful implementation of our store growth strategy;

•	decreases in our Halloween sales;

•	unexpected or unfavorable consumer responses to our promotional or merchandising programs

•	failure to comply with existing or future laws relating to our marketing programs, e-commerce initiatives and the use of consumer information

•	disruption to the transportation system or increases in transportation costs;

•	product recalls or product liability;

•	economic slowdown affecting consumer spending and general economic conditions;

•	loss or actions of third party vendors and loss of the right to use licensed material;

•	disruptions at our manufacturing facilities;

•	failure by suppliers or third-party manufacturers to follow acceptable labor practices or to comply with other applicable laws and guidelines;

•	our international operations subjecting us to additional risks;

•	potential litigation and claims;

•	lack of available additional capital;

•	our inability to retain or hire key personnel;

•	risks associated with leasing substantial amounts of space;

•	failure of existing franchisees to conduct their business in accordance with agreed upon standards;

•	adequacy of our information systems, order fulfillment and distribution facilities;

•	our ability to adequately maintain the security of our electronic and other confidential information;

•	our inability to successfully identify and integrate acquisitions;

•	adequacy of our intellectual property rights;

•	risks related to our substantial indebtedness; and

•	the other factors set forth under “Risk Factors” in our Annual Report on Form 10-K, filed with the SEC on March 16, 2017.

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

There have been no material changes in our market risks since December 31, 2016 as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4.	Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Act”)) as of March 31, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is: (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

Other than as follows, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

Our retail segment uses a third-party vendor to support one of its applications. During our 2016 year-end close process, we were notified by the vendor that we would not be receiving a Service Organization Controls Report (SOC 1 report) attesting to the vendor’s internal controls, as had been the case in previous years. Although we performed a comprehensive review of the changes that were made to the application by the service provider, and concluded that such changes were appropriate, such monitoring control was not executed in time to support the year-end 2016 close process. However, the deficiency did not cause errors in our 2016 financial results. Additionally, during the three months ended March 31, 2017, we remediated the deficiency by implementing a monitoring control that ensures that application changes are properly authorized and fully supported. We believe that this measure strengthened our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures.

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings

Information in response to this Item is incorporated herein by reference from Note 8, Commitments and Contingencies, to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 5.	Other Information

On May 8, 2017, Party City Holdco Inc. and Party City Holdings Inc. entered into an amendment to the employment agreement (the “Employment Agreement”), dated December 30, 2014, with their Chief Executive Officer, James M. Harrison (the “Employment Agreement Amendment”). The Employment Agreement Amendment extends Mr. Harrison’s employment period through December 31, 2019 under the same terms as the Employment Agreement. The description of the Employment Agreement Amendment set forth herein does not purport to be complete and is qualified in its entirety by reference to the Employment Agreement Amendment filed herewith as Exhibits 10.2 and such Employment Agreement Amendment is incorporated herein by reference.

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Party City Holdco Inc.’s Form 8-K dated April 21, 2015)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Party City Holdco Inc.’s Form 8-K dated April 21, 2015)

10.1	Transition and Consulting Agreement, dated March 15, 2017 between Party City Holdco Inc. and Gerald C. Rittenberg (incorporated by reference to Exhibit 10.1 to Party City Holdco Inc.’s From 8-K dated March 15, 2017)

10.2	Employment Agreement Amendment, dated May 8, 2017, between Party City Holdco Inc., Party City Holdings Inc. and James M. Harrison.

10.3	Employment Agreement, dated October 31, 2016, between Party City Holdco Inc., Party City Holdings Inc. and Ryan Vero.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016; (ii) Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three month periods ended March 31, 2017 and March 31, 2016; (iii) Condensed Consolidated Statement of Stockholders’ Equity for the three month period ended March 31, 2017; (iv) Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2017 and March 31, 2016; and (v) Notes to the Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

PARTY CITY HOLDCO INC.

	By:	/s/ Daniel J. Sullivan
Daniel J. Sullivan
Date: May 9, 2017		Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)