Form 10-Q
period 2017-06-30
Party City Holdco Inc.
filed 2017-08-03
CIK 1592058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 24, 2017, 119,529,909 shares of the Registrant’s common stock were outstanding.

PARTY CITY HOLDCO INC.

Form 10-Q

June 30, 2017

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2017	December 31, 2016
	(Note 2) (Unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$69,018	$64,610
Accounts receivable, net	121,131	134,091
Inventories, net	642,469	613,868
Prepaid expenses and other current assets	70,552	68,255

Total current assets	903,170	880,824
Property, plant and equipment, net	296,535	292,904
Goodwill	1,626,323	1,572,568
Trade names	567,171	566,599
Other intangible assets, net	68,857	76,581
Other assets, net	9,794	4,502

Total assets	$3,471,850	$3,393,978

LIABILITIES, REDEEMABLE SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$185,132	$120,138
Accounts payable	156,763	163,415
Accrued expenses	164,780	149,683
Income taxes payable	8,182	46,675
Current portion of long-term obligations	13,177	13,348

Total current liabilities	528,034	493,259
Long-term obligations, excluding current portion	1,535,287	1,539,604
Deferred income tax liabilities	280,689	278,819
Deferred rent and other long-term liabilities	73,987	65,507

Total liabilities	2,417,997	2,377,189

Redeemable securities	3,000	—

Commitments and contingencies
Stockholders’ equity:
Common stock (119,528,409 and 119,515,894 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively)	1,195	1,195
Additional paid-in capital	913,721	910,167
Retained earnings	177,965	157,666
Accumulated other comprehensive loss	(42,028)	(52,239)

Total stockholders’ equity	1,050,853	1,016,789

Total liabilities, redeemable securities and stockholders’ equity	$3,471,850	$3,393,978

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,
	2017	2016
Revenues:
Net sales	$541,653	$515,426
Royalties and franchise fees	3,225	3,987

Total revenues	544,878	519,413
Expenses:
Cost of sales	321,900	307,865
Wholesale selling expenses	16,045	15,273
Retail operating expenses	90,512	90,615
Franchise expenses	3,713	3,574
General and administrative expenses	39,655	37,930
Art and development costs	5,942	5,676
Development stage expenses	6,412	—

Total expenses	484,179	460,933

Income from operations	60,699	58,480
Interest expense, net	21,294	22,781
Other income, net	(895)	(224)

Income before income taxes	40,300	35,923
Income tax expense	15,318	13,408

Net income	$24,982	$22,515

Comprehensive income	$31,985	$14,788
Net income per common share-Basic	$0.21	$0.19
Net income per common share-Diluted	$0.21	$0.19
Weighted-average number of common shares-Basic	119,528,147	119,323,104
Weighted-average number of common shares-Diluted	120,943,745	120,323,581
Dividends declared per share	$0.00	$0.00

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except share and per share data)

	Six Months Ended June 30,
	2017	2016
Revenues:
Net sales	$1,015,616	$969,712
Royalties and franchise fees	6,261	7,441

Total revenues	1,021,877	977,153
Expenses:
Cost of sales	620,619	595,632
Wholesale selling expenses	31,672	31,115
Retail operating expenses	181,242	177,324
Franchise expenses	7,030	7,137
General and administrative expenses	87,792	76,856
Art and development costs	11,740	11,053
Development stage expenses	6,412	—

Total expenses	946,507	899,117

Income from operations	75,370	78,036
Interest expense, net	41,986	45,433
Other expense (income), net	267	(3,202)

Income before income taxes	33,117	35,805
Income tax expense	12,818	13,684

Net income	$20,299	$22,121

Comprehensive income	$30,510	$16,327
Net income per common share-Basic	$0.17	$0.19
Net income per common share-Diluted	$0.17	$0.18
Weighted-average number of common shares-Basic	119,526,007	119,307,539
Weighted-average number of common shares-Diluted	120,903,032	120,232,590
Dividends declared per share	$0.00	$0.00

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2016	119,515,894	$1,195	$910,167	$157,666	$(52,239)	$1,016,789
Net income				20,299		20,299
Employee equity based compensation			3,222			3,222
Warrant expense			265			265
Exercise of stock options	12,515		67			67
Foreign currency adjustments					11,521	11,521
Impact of foreign exchange contracts, net of taxes					(1,310)	(1,310)

Balance at June 30, 2017	119,528,409	$1,195	$913,721	$177,965	$(42,028)	$1,050,853

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows provided by operating activities:
Net income	$20,299	$22,121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	41,825	41,171
Amortization of deferred financing costs and original issuance discounts	2,459	2,544
Provision for doubtful accounts	419	290
Deferred income tax expense (benefit)	1,713	(480)
Deferred rent	2,915	5,145
Undistributed (income) loss in unconsolidated joint ventures	(226)	267
Loss on disposal of assets	528	17
Non-employee equity based compensation	3,265	—
Employee equity based compensation	3,222	1,881
Changes in operating assets and liabilities, net of effects of acquired businesses:
Decrease in accounts receivable	20,823	18,726
Increase in inventories	(5,328)	(48,442)
Decrease (increase) in prepaid expenses and other current assets	915	(6,522)
(Decrease) increase in accounts payable, accrued expenses and income taxes payable	(40,462)	25,750

Net cash provided by operating activities	52,367	62,468
Cash flows used in investing activities:
Cash paid in connection with acquisitions, net of cash acquired	(70,547)	(31,820)
Capital expenditures	(30,854)	(35,734)
Proceeds from disposal of property and equipment	5	9

Net cash used in investing activities	(101,396)	(67,545)
Cash flows provided by financing activities:
Repayment of loans, notes payable and long-term obligations	(76,978)	(70,858)
Proceeds from loans, notes payable and long-term obligations	128,140	75,285
Excess tax benefit from stock options	—	67
Exercise of stock options	67	378
Debt issuance costs	—	(44)

Net cash provided by financing activities	51,229	4,828
Effect of exchange rate changes on cash and cash equivalents	2,208	(646)

Net increase (decrease) in cash and cash equivalents	4,408	(895)
Cash and cash equivalents at beginning of period	64,610	42,919

Cash and cash equivalents at end of period	$69,018	$42,024

Supplemental disclosure of cash flow information:
Cash paid during the period
Interest	$34,770	$42,867
Income taxes, net of refunds	$49,588	$13,066

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The pronouncement contains a five-step model which replaces most existing revenue recognition guidance. The update is effective for the Company during the first quarter of 2018. The pronouncement can be applied retrospectively to prior reporting periods or through a cumulative-effect adjustment as of the date of adoption. The Company is in the process of evaluating the impact of the pronouncement and it will continue to do so through the date of adoption. The Company has decided to adopt the pronouncement using a modified retrospective approach.

Note 3 – Inventories

Inventories consisted of the following:

	June 30, 2017	December 31, 2016
Finished goods	$604,675	$581,277
Raw materials	27,950	23,222
Work in process	9,844	9,369

	$642,469	$613,868

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

Note 4 – Income Taxes

Income tax expense for the three and six months ended June 30, 2017 was determined based upon the Company’s estimated consolidated effective income tax rate for the year ending December 31, 2017. The difference between the estimated consolidated effective income tax rate for the year ending December 31, 2017 and the U.S. federal statutory rate is primarily attributable to state income taxes, unrecognized foreign tax credits and benefits on certain foreign losses, partially offset by a foreign rate differential and available domestic manufacturing deductions.

Note 5 – Changes in Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss consisted of the following:

	Three Months Ended June 30, 2017
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at March 31, 2017	$(49,352)	$321	$(49,031)
Other comprehensive income (loss) before reclassifications	7,702	(509)	7,193
Amounts reclassified from accumulated other comprehensive loss to the condensed consolidated statement of operations and comprehensive income	0	(190)	(190)

Net current-period other comprehensive income (loss)	7,702	(699)	7,003

Balance at June 30, 2017	$(41,650)	$(378)	$(42,028)

	Three Months Ended June 30, 2016
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at March 31, 2016	$(30,751)	$(106)	$(30,857)
Other comprehensive (loss) income before reclassifications	(8,749)	1,167	(7,582)
Amounts reclassified from accumulated other comprehensive loss to the condensed consolidated statement of operations and comprehensive income, net	0	(145)	(145)

Net current-period other comprehensive (loss) income, net	(8,749)	1,022	(7,727)

Balance at June 30, 2016	$(39,500)	$916	$(38,584)

	Six Months Ended June 30, 2017
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at December 31, 2016	$(53,171)	$932	$(52,239)
Other comprehensive income (loss) before reclassifications, net of income tax	11,521	(796)	10,725
Amounts reclassified from accumulated other comprehensive loss to the condensed consolidated statement of operations and comprehensive income, net of income tax	0	(514)	(514)

Net current-period other comprehensive income (loss)	11,521	(1,310)	10,211

Balance at June 30, 2017	$(41,650)	$(378)	$(42,028)

	Six Months Ended June 30, 2016
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at December 31, 2015	$(33,401)	$611	$(32,790)
Other comprehensive (loss) income before reclassifications, net of income tax	(6,099)	653	(5,446)
Amounts reclassified from accumulated other comprehensive loss to the condensed consolidated statement of operations and comprehensive income, net of income tax	0	(348)	(348)

Net current-period other comprehensive (loss) income	(6,099)	305	(5,794)

Balance at June 30, 2016	$(39,500)	$916	$(38,584)

Note 6 – Capital Stock

At June 30, 2017, the Company’s authorized capital stock consisted of 300,000,000 shares of $0.01 par value common stock and 15,000,000 shares of $0.01 par value preferred stock.

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

The Company’s industry segment data for the three months ended June 30, 2017 and June 30, 2016 was as follows:

	Wholesale	Retail	Consolidated
Three Months Ended June 30, 2017
Revenues:
Net sales	$276,705	$399,801	$676,506
Royalties and franchise fees	0	3,225	3,225

Total revenues	276,705	403,026	679,731
Eliminations	(134,853)	0	(134,853)

Net revenues	$141,852	$403,026	$544,878

Income from operations	$16,034	$44,665	$60,699

Interest expense, net			21,294
Other income, net			(895)

Income before income taxes			$40,300

	Wholesale	Retail	Consolidated
Three Months Ended June 30, 2016
Revenues:
Net sales	$268,863	$376,099	$644,962
Royalties and franchise fees	0	3,987	3,987

Total revenues	268,863	380,086	648,949
Eliminations	(129,536)	0	(129,536)

Net revenues	$139,327	$380,086	$519,413

Income from operations	$16,630	$41,850	$58,480

Interest expense, net			22,781
Other income, net			(224)

Income before income taxes			$35,923

The Company’s industry segment data for the six months ended June 30, 2017 and June 30, 2016 was as follows:

	Wholesale	Retail	Consolidated
Six Months Ended June 30, 2017
Revenues:
Net sales	$547,397	$739,070	$1,286,467
Royalties and franchise fees	0	6,261	6,261

Total revenues	547,397	745,331	1,292,728
Eliminations	(270,851)	0	(270,851)

Net revenues	$276,546	$745,331	$1,021,877

Income from operations	$26,450	$48,920	$75,370

Interest expense, net			41,986
Other expense, net			267

Income before income taxes			$33,117

	Wholesale	Retail	Consolidated
Six Months Ended June 30, 2016
Revenues:
Net sales	$528,684	$695,655	$1,224,339
Royalties and franchise fees	0	7,441	7,441

Total revenues	528,684	703,096	1,231,780
Eliminations	(254,627)	0	(254,627)

Net revenues	$274,057	$703,096	$977,153

Income from operations	$30,137	$47,899	$78,036

Interest expense, net			45,433
Other income, net			(3,202)

Income before income taxes			$35,805

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

The foreign currency exchange contracts are reflected in the condensed consolidated balance sheets at fair value. The fair value of the foreign currency exchange contracts is the estimated amount that the counterparties would receive or pay to terminate the foreign currency exchange contracts at the reporting date, taking into account current foreign exchange spot rates. At June 30, 2017 and December 31, 2016, the Company had certain foreign currency exchange contracts that qualified for hedge accounting. No components of these agreements were excluded in the measurement of hedge effectiveness. As these hedges were 100% effective, there was no impact on earnings due to hedge ineffectiveness. The Company anticipates that substantially all unrealized gains and losses in accumulated other comprehensive loss related to these foreign currency exchange contracts will be reclassified into earnings by June 2018.

The following table displays the fair values of the Company’s derivatives at June 30, 2017 and December 31, 2016:

	Derivative Assets				Derivative Liabilities
	Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value
Derivative Instrument	June 30, 2017		December 31, 2016		June 30, 2017		December 31, 2016
Foreign Exchange Contracts	(a) PP	$—	(a) PP	$697	(b) AE	$415	(b) AE	$215

(a)	PP = Prepaid expenses and other current assets
(b)	AE = Accrued expenses

The following table displays the notional amounts of the Company’s derivatives at June 30, 2017 and December 31, 2016:

Derivative Instrument	June 30, 2017	December 31, 2016
Foreign Exchange Contracts	$15,810	$22,502

Note 10 – Fair Value Measurements

The provisions of FASB ASC Topic 820, “Fair Value Measurement”, define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The following table shows assets and liabilities as of June 30, 2017 that are measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total as of June 30, 2017
Derivative assets	$0	$0	$0	$0
Derivative liabilities	0	415	0	415

The following table shows assets and liabilities as of December 31, 2016 that are measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total as of December 31, 2016
Derivative assets	$0	$697	$0	$697
Derivative liabilities	0	215	0	215

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record other assets and liabilities at fair value on a nonrecurring basis, generally as a result of impairment charges. No impairment charges were recorded during the six months ended June 30, 2017 or the six months ended June 30, 2016.

The carrying amounts for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximated fair value at June 30, 2017 because of the short-term maturities of the instruments and/or their variable rates of interest.

The carrying amount and fair value of the Company’s borrowings under its senior secured term loan facility (“Term Loan Credit Agreement”) and its $350,000 of 6.125% senior notes (“Senior Notes”) are as follows:

	June 30, 2017
	Carrying Amount	Fair Value
Term Loan Credit Agreement	$1,200,995	$1,220,444
Senior Notes	344,956	362,863

The fair values of the Term Loan Credit Agreement and the Senior Notes represent Level 2 fair value measurements as the debt instruments trade in inactive markets.

The carrying amounts for other long-term debt approximated fair value at June 30, 2017 based on the discounted future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturity.

During August 2015, the Company acquired 75% of the operations of Accurate Custom Injection Molding Inc. (“ACIM”). Based on the terms of the acquisition agreement, the Company will acquire the remaining 25% interest in ACIM over the next seven years and the Company’s liability for the estimated purchase price of such interest was $0 at June 30, 2017. The liability represents a Level 3 fair value measurement as it is based on unobservable inputs.

During March 2017, the Company acquired 85% of the common stock of Granmark, S.A. de C.V., a Mexican manufacturer and wholesaler of party goods. See Note 13 for further discussion of the acquisition. Based on the terms of the acquisition agreement, the Company is required to acquire the remaining 15% interest over a three to five year period and it has recorded a liability for the estimated purchase price of such interest, $3,661 at June 30, 2017. The liability represents a Level 3 fair value measurement as it is based on unobservable inputs.

Note 11 – Earnings Per Share

Basic earnings per share are computed by dividing net income available for common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated based on the weighted average number of outstanding common shares plus the dilutive effect of stock options and warrants as if they were exercised.

A reconciliation between basic and diluted income per share is as follows:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Net income	$24,982	$22,515	$20,299	$22,121
Weighted average shares - Basic	119,528,147	119,323,104	119,526,007	119,307,539
Effect of dilutive securities:
Warrants	0	0	0	0
Stock options	1,415,598	1,000,477	1,377,025	925,051

Weighted average shares - Diluted	120,943,745	120,323,581	120,903,032	120,232,590

Net income per common share - Basic	$0.21	$0.19	$0.17	$0.19

Net income per common share - Diluted	$0.21	$0.19	$0.17	$0.18

During the three months ended June 30, 2017 and June 30, 2016, 2,417,613 stock options and 1,948,745 stock options, respectively, were excluded from the calculation of net income per common share – diluted as they were anti-dilutive. Additionally, during the three months ended June 30, 2017 and June 30, 2016, 596,000 warrants and 0 warrants, respectively, were excluded from the calculation of net income per common share – diluted as they were anti-dilutive.

During the six months ended June 30, 2017 and June 30, 2016, 2,417,613 stock options and 1,948,745 stock options, respectively, were excluded from the calculation of net income per common share – diluted as they were anti-dilutive. Additionally, during the six months ended June 30, 2017 and June 30, 2016, 596,000 warrants and 0 warrants, respectively, were excluded from the calculation of net income per common share – diluted as they were anti-dilutive.

Note 12 – Long-Term Obligations

Long-term obligations at June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017	December 31, 2016
Term Loan Credit Agreement	$1,200,995	$1,205,496
Capital lease obligations	2,513	2,912
Senior Notes	344,956	344,544

Total long-term obligations	1,548,464	1,552,952
Less: current portion	(13,177)	(13,348)

Long-term obligations, excluding current portion	$1,535,287	$1,539,604

Note 13 – Acquisitions

During January 2017, the Company acquired 18 franchise stores, which are located mostly in Louisiana and Alabama, for total consideration of approximately $15,000. The Company is in the process of finalizing purchase accounting.

During March 2017, the Company acquired 85% of the common stock of Granmark, S.A. de C.V. (“Granmark”), a Mexican manufacturer and wholesaler of party goods, for total consideration of approximately $22,000 (exclusive of $5,600 of cash acquired). On the acquisition date, Granmark had $6,456 of debt outstanding under various revolving credit facilities. The majority of the balance was repaid during the first quarter of 2017. The Company is in the process of finalizing purchase accounting. Based on the terms of the acquisition agreement, the Company is required to acquire the remaining 15% interest over a three to five year period and it has recorded a liability for the estimated purchase price of such interest, $3,661 at June 30, 2017.

Also, during March 2017, the Company acquired an additional 18 franchise stores, which are located in North Carolina and South Carolina, for total consideration of approximately $31,000. The Company is in the process of finalizing purchase accounting.

During April 2017, the Company paid approximately $3,500 for a 28% ownership interest in Punchbowl, Inc., a provider of digital greeting cards and digital invitations. The Company is accounting for the investment under the equity method of accounting.

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

Also, during the three months ended March 31, 2017, the Company recorded a $3,304 severance charge related to the restructuring of its Retail segment. Of such amount, $2,400 was recorded in retail operating expenses and $904 was recorded in general and administrative expenses. The majority of the severance was paid during the second quarter of 2017.

Note 15 – Kazzam, LLC

During the first quarter of 2017, the Company and Ampology, a subsidiary of Trivergence, reached an agreement to form a new legal entity, Kazzam, LLC (“Kazzam”), for the purpose of designing, developing and launching an online exchange platform for party-related services. The website will allow consumers to select, schedule and pay for various services (including entertainment, activities and food) all through a single portal.

Although the Company currently only owns 30% of Kazzam’s equity, the Company has concluded that: a) Kazzam is a variable interest entity as it has insufficient equity at risk and b) the Company is its primary beneficiary. Therefore, the Company has consolidated Kazzam into the Company’s financial statements. Further, as the Company is currently funding all of Kazzam’s start-up activities via a loan to Kazzam (which will be repaid when the venture is profitable), the Company is recording 100% of Kazzam’s operating results in the Company’s consolidated statement of operations and comprehensive income. As Kazzam is currently in its development stage, such amounts are being recorded in “development stage expenses”.

Additionally, as part of Ampology’s compensation for designing, developing and launching the exchange platform, Ampology has received a 70% ownership interest in Kazzam and a warrant to acquire 596,000 shares of Party City Holdco Inc. stock.

During the six months ended June 30, 2017, based on a preliminary estimate of the fair value of the 70% interest that Ampology received, Kazzam recorded $3,000 of expense; as well as $265 of expense related to the warrant. Such amounts were recorded in development stage expenses in the Company’s consolidated statement of operations and comprehensive income. The 70% interest that Ampology received has been recorded as redeemable securities in the Company’s consolidated balance sheet as, in the future, Ampology has the right to cause the Company to purchase the interest. The warrant has an exercise price of $15.60 and a fair value of $2,544, which is being amortized over four years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References throughout this document to the “Company” include Party City Holdco Inc. and its subsidiaries. In this document the words “we,” “our,” “ours” and “us” refer only to the Company and its subsidiaries and not to any other person.

Business Overview

Our Company

We are the leading party goods retailer by revenue in North America and, we believe, the largest vertically integrated supplier of decorated party goods globally by revenue. With over 900 locations (inclusive of approximately 150 franchised stores), we have the only coast-to-coast network of party superstores in the U.S. and Canada that make it easy and fun to enhance special occasions with a differentiated shopping experience and an unrivaled assortment of innovative and exciting merchandise offered at a compelling value. We also operate multiple e-commerce sites, principally under the domain name PartyCity.com, and during the Halloween selling season we open a network of approximately 250 – 300 temporary stores under the Halloween City banner.

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

How We Assess the Performance of Our Company

In assessing the performance of our company, we consider a variety of performance and financial measures for our two operating segments, Retail and Wholesale. These key measures include revenues and gross profit, comparable retail same-store sales and operating expenses. We also review other metrics such as adjusted net income (loss), adjusted net income (loss) per common share – diluted and adjusted EBITDA. For a discussion of our use of these measures and a reconciliation of adjusted net income (loss) and adjusted EBITDA to net income (loss), please refer to “Financial Measures – Adjusted EBITDA,” “Financial Measures – Adjusted Net Income (Loss)” and “Financial Measures – Adjusted Net Income (Loss) Per Common Share – Diluted” below.

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

Development Stage Expenses. Development stage expenses represent start-up activities related to Kazzam, LLC. See footnote 15 of the consolidated financial statements in Item 1 for further discussion.

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

Results of Operations

Three Months Ended June 30, 2017 Compared To Three Months Ended June 30, 2016

The following table sets forth the Company’s operating results and operating results as a percentage of total revenues for the three months ended June 30, 2017 and 2016.

	Three Months Ended June 30,
	2017		2016
	(Dollars in thousands)
Revenues:
Net sales	$541,653	99.4%	$515,426	99.2%
Royalties and franchise fees	3,225	0.6	3,987	0.8

Total revenues	544,878	100.0	519,413	100.0
Expenses:
Cost of sales	321,900	59.1	307,865	59.3
Wholesale selling expenses	16,045	2.9	15,273	2.9
Retail operating expenses	90,512	16.6	90,615	17.4
Franchise expenses	3,713	0.7	3,574	0.7
General and administrative expenses	39,655	7.3	37,930	7.3
Art and development costs	5,942	1.1	5,676	1.1
Development stage expenses	6,412	1.2	—	0.0

Total expenses	484,179	88.9	460,933	88.7

Income from operations	60,699	11.1	58,480	11.3
Interest expense, net	21,294	3.9	22,781	4.4
Other income, net	(895)	(0.2)	(224)	(0.0)

Income before income taxes	40,300	7.4	35,923	6.9
Income tax expense	15,318	2.8	13,408	2.6

Net income	$24,982	4.6%	$22,515	4.3%

Net income per common share – Basic and Diluted	$0.21		$0.19

Revenues

Total revenues for the second quarter of 2017 were $544.9 million and were $25.5 million, or 4.9%, higher than the second quarter of 2016. The following table sets forth the Company’s total revenues for the three months ended June 30, 2017 and 2016.

	Three Months Ended June 30,
	2017		2016
	Dollars in Thousands	Percentage of Total Revenues	Dollars in Thousands	Percentage of Total Revenues
Net Sales:
Wholesale	$276,705	50.8%	$268,863	51.8%
Eliminations	(134,853)	(24.8)%	(129,536)	(25.0)%

Net wholesale	141,852	26.0%	139,327	26.8%
Retail	399,801	73.4%	376,099	72.4%

Total net sales	541,653	99.4%	515,426	99.2%
Royalties and franchise fees	3,225	0.6%	3,987	0.8%

Total revenues	$544,878	100.0%	$519,413	100.0%

Retail

Retail net sales during the second quarter of 2017 were $399.8 million and increased $23.7 million, or 6.3%, compared to the second quarter of 2016. Retail net sales at our Party City stores totaled $363.9 million and were $22.5 million, or 6.6%, higher than 2016 principally due to franchise store acquisitions and new store growth. A strengthening of the U.S. Dollar, in comparison to the Canadian Dollar, negatively impacted our Canadian retail sales by $0.9 million. During the twelve months ended June 30, 2017, we acquired 36 franchise stores and one independent store, opened 30 new stores and closed 8 stores. Global retail e-commerce sales totaled $35.9 million during the second quarter of 2017 and were $1.2 million, or 3.5% higher than during the corresponding quarter of 2016. The North American e-commerce sales that are included in our Party City brand comp increased by 6.5% during the second quarter (see below for further detail). International e-commerce sales growth, in local currency, was more than offset by the impact of the strengthening of the U.S. Dollar versus the British Pound Sterling ($0.7 million).

Same-store sales for the Party City brand (including North American retail e-commerce sales) increased by 0.1% during the second quarter of 2017 due to a slight increase in both transaction count and average transaction dollar size.

Excluding the impact of e-commerce, same-store sales decreased by 0.4% due to a 0.3% decrease in transaction count and a 0.1% decrease in average transaction dollar size.

The North American retail e-commerce sales included in our Party City brand comp increased by 6.5% as a 12.6% increase in transaction count was partially offset by a 6.1% decrease in average transaction dollar size. The increase in e-commerce transaction count reflects increased traffic, as we saw a 2% increase in visits, coupled with higher customer conversion levels versus the same period of last year. The decrease in average transaction dollar size principally relates to lower units, largely a reflection of lower free-freight promotional thresholds. Same-store sales percentages were not affected by foreign currency as such percentages are calculated in local currency.

Wholesale

Wholesale net sales during the second quarter of 2017 totaled $141.9 million and were $2.5 million, or 1.8%, higher than the second quarter of 2016. Net sales to domestic party goods retailers and distributors (including our franchisee network) totaled $63.1 million and were $6.5 million, or 9.3%, lower than during 2016. The decrease was primarily due to our acquisition of 36 franchise stores during the first quarter of 2017; as post-acquisition sales to such stores ($5.6 million during the second quarter of 2016) are now eliminated as intercompany sales. Additionally, gift product sales decreased by approximately $1 million due to the continued de-emphasis and product-line refinement of our Grasslands Road gift business. Net sales of metallic balloons to domestic distributors and retailers (including our franchisee network) totaled $20.6 million during the second quarter of 2017 and were $0.4 million, or 2.0%, higher than during the corresponding quarter of 2016. Our international sales (which include U.S. export sales and exclude U.S. import sales from foreign subsidiaries) totaled $58.2 million and were $8.6 million, or 17.3%, higher than in 2016, despite a $2.8 million negative impact from foreign currency translation during the second quarter of 2017. Acquisitions, including the addition of Granmark S.A. de C.V. (“Granmark”) in March 2017, contributed approximately $9 million to sales during the quarter. U.K. sales increased by approximately $2 million principally due to higher sales to national accounts and the online channel.

Intercompany sales to our retail affiliates totaled $134.9 million during the second quarter of 2017 and were $5.3 million, or 4.1%, higher than during the corresponding quarter of 2016. Intercompany sales represented 48.7% of total wholesale sales during the second quarter of 2017, compared to 48.2% during 2016. The increase in intercompany sales was principally due to the impact of the higher company store count (as discussed above under “-Retail”) and the increasing share of shelf (as noted below under “-Gross Profit”). The intercompany sales of our wholesale segment are eliminated against the intercompany purchases of our retail segment in the consolidated financial statements.

Royalties and franchise fees

Royalties and franchise fees for the second quarter of 2017 totaled $3.2 million and were $0.8 million lower than during the second quarter of 2016 principally due to the acquisition of 36 franchise stores during the first quarter of 2017.

Gross Profit

The following table sets forth the Company’s gross profit for the three months ended June 30, 2017 and June 30, 2016.

	Three Months Ended June 30,
	2017		2016
	Dollars in Thousands	Percentage of Net Sales	Dollars in Thousands	Percentage of Net Sales
Retail	$173,872	43.5%	$162,080	43.1%
Wholesale	45,881	32.3	45,481	32.6

Total	$219,753	40.6%	$207,561	40.3%

The gross profit margin on net sales at retail during the second quarter of 2017 was 43.5%. Such percentage was 40 basis points higher than during the second quarter of 2016. The benefits of increased share of shelf (i.e., the percentage of our retail product cost of sales supplied by our wholesale operations) and reduced product costs were partially offset by increased promotional activities. Our wholesale share of shelf at our Party City stores and our North American retail e-commerce operations increased from 77.0% during the second quarter of 2016 to 78.5% during the second quarter of 2017.

The gross profit on net sales at wholesale during 2017 and 2016 was 32.3% and 32.6%, respectively. The slight decrease was due to the strengthening of the U.S. Dollar and its unfavorable impact on certain of our international subsidiaries that purchase product in U.S. Dollars and sell in local currency. Such impact was partially offset by benefits associated with continued improvements in our sourcing efforts; as well as improved sales mix (including lower sales of licensed product and our newly acquired Granmark business generating high margins).

Operating expenses

Wholesale selling expenses were $16.0 million during the second quarter of 2017 and $15.3 million during the corresponding quarter of 2016. Approximately $1 million of selling costs at Granmark (acquired in March 2017) were partially offset by favorable foreign currency translation. Wholesale selling expenses were 11.3% and 11.0% of net wholesale sales during the second quarters of 2017 and 2016, respectively.

Retail operating expenses during the second quarter of 2017 were $90.5 million and were principally consistent with the second quarter of 2016. The impact of the higher store count (discussed above) was offset by further realized savings associated with improved labor productivity and efficiency in our stores and slightly lower advertising costs. Retail operating expenses were 22.6% and 24.1% of net retail sales during the second quarters of 2017 and 2016, respectively.

Franchise expenses during the second quarters of 2017 and 2016 were $3.7 million and $3.6 million, respectively.

General and administrative expenses during the second quarter of 2017 totaled $39.7 million and were $1.7 million, or 4.5%, higher than in the second quarter of 2016. The variance was principally due to inflationary cost increases and $0.6 million of administrative costs at Granmark (acquired in March 2017). General and administrative expenses as a percentage of total revenues were 7.3% in both periods.

Art and development costs were $5.9 million and $5.7 million during the second quarters of 2017 and 2016, respectively.

Development stage expenses represent start-up costs related to Kazzam (see footnote 15 to the Company’s consolidated financial statements for further detail).

Interest expense, net

Interest expense, net, totaled $21.3 million during the second quarter of 2017, compared to $22.8 million during the second quarter of 2016. The decrease principally reflects a $100 million prepayment of the Company’s Term Loan Credit Agreement during the Company’s October 2016 refinancing; as well as the impact of the credit spread on such debt being reduced by 25 basis points at such time.

Other income, net

For the second quarter of 2017, other income, net, totaled $0.9 million. Such amount principally represented foreign currency transaction gains due to the weakening of the U.S. Dollar from March 31, 2017 to June 30, 2017 and the corresponding re-measurement of U.S. dollar-denominated payables of our foreign operations.

For the second quarter of 2016, other income, net, totaled $0.2 million. Such amount included $2.0 million of foreign currency transaction gains, primarily the impact of the strengthening of the U.S. Dollar at June 30, 2016, compared to March 31, 2016, and the corresponding re-measurement of the U.S. dollar-denominated receivables of our foreign operations.

Income tax expense

Income tax expense for the three months ended June 30, 2017 was determined based upon the Company’s estimated consolidated effective income tax rate for the year ending December 31, 2017. The difference between the estimated consolidated effective income tax rate for the year ending December 31, 2017 and the U.S. federal statutory rate is primarily attributable to state income taxes, unrecognized foreign tax credits and benefits on certain foreign losses, partially offset by a foreign rate differential and available domestic manufacturing deductions.

Six Months Ended June 30, 2017 Compared To Six Months Ended June 30, 2016

The following table sets forth the Company’s operating results and operating results as a percentage of total revenues for the six months ended June 30, 2017 and 2016.

	Six Months Ended June 30,
	2017		2016
	(Dollars in thousands)
Revenues:
Net sales	$1,015,616	99.4%	$969,712	99.2%
Royalties and franchise fees	6,261	0.6	7,441	0.8

Total revenues	1,021,877	100.0	977,153	100.0
Expenses:
Cost of sales	620,619	60.7	595,632	61.0
Wholesale selling expenses	31,672	3.1	31,115	3.2
Retail operating expenses	181,242	17.8	177,324	18.1
Franchise expenses	7,030	0.7	7,137	0.7
General and administrative expenses	87,792	8.6	76,856	7.9
Art and development costs	11,740	1.1	11,053	1.1
Development stage expenses	6,412	0.6	—	0.0

Total expenses	946,507	92.6	899,117	92.0

Income from operations	75,370	7.4	78,036	8.0
Interest expense, net	41,986	4.1	45,433	4.6
Other expense (income), net	267	0.0	(3,202)	(0.3)

Income before income taxes	33,117	3.2	35,805	3.7
Income tax expense	12,818	1.2	13,684	1.4

Net income	$20,299	2.0%	$22,121	2.3%

Net income per common share – Basic	$0.17		$0.19
Net income per common share – Diluted	$0.17		$0.18

Revenues

Total revenues for the first six months of 2017 were $1,021.9 million and were $44.7 million, or 4.6%, higher than the corresponding period of 2016. The following table sets forth the Company’s total revenues for the six months ended June 30, 2017 and 2016.

	Six Months Ended June 30,
	2017		2016
	Dollars in Thousands	Percentage of Total Revenues	Dollars in Thousands	Percentage of Total Revenues
Net Sales:
Wholesale	$547,397	53.6%	$528,684	54.1%
Eliminations	(270,851)	(26.5)%	(254,627)	(26.1)%

Net wholesale	276,546	27.1%	274,057	28.0%
Retail	739,070	72.3%	695,655	71.2%

Total net sales	1,015,616	99.4%	969,712	99.2%
Royalties and franchise fees	6,261	0.6%	7,441	0.8%

Total revenues	$1,021,877	100.0%	$977,153	100.0%

Retail

Retail net sales during the first six months of 2017 were $739.1 million and increased $43.4 million, or 6.2%, compared to the first six months of 2016. Retail net sales at our Party City stores totaled $668.9 million and were $40.2 million, or 6.4%, higher than 2016 principally due to franchise store acquisitions, new store growth and comp sales growth. A strengthening of the U.S. Dollar, in comparison to the Canadian Dollar, negatively impacted our Canadian retail sales by $0.3 million. During the twelve months ended June 30, 2017, we acquired 36 franchise stores and one independent store, opened 30 new stores and closed 8 stores. Global retail e-commerce sales totaled $70.2 million during the first six months of 2017 and were $3.2 million, or 4.8%, higher than during the corresponding period of 2016. The North American e-commerce sales that are included in our Party City brand comp increased by 5.9% during the period (see below for further detail). International e-commerce sales growth, in local currency, was more than offset by the impact of the strengthening of the U.S. Dollar versus the British Pound Sterling ($1.7 million).

Same-store sales for the Party City brand (including North American retail e-commerce sales) increased by 0.9% during the first six months of 2017, principally due to an increase in average transaction dollar size.

Excluding the impact of e-commerce, same-store sales increased by 0.4%, mostly due to an increase in average transaction dollar size.

The North American retail e-commerce sales included in our Party City brand comp increased by 5.9% as an 11.0% increase in transaction count was partially offset by a 5.1% decrease in average transaction dollar size. The increase in e-commerce transaction count reflects increased traffic, as we saw almost a 3% increase in visits, coupled with higher customer conversion levels versus the same period of last year. The decrease in average transaction dollar size principally relates to lower units, largely a reflection of lower free-freight promotional thresholds. Same-store sales percentages were not affected by foreign currency as such percentages are calculated in local currency.

Wholesale

Wholesale net sales during the first six months of 2017 totaled $276.5 million and were $2.5 million, or 0.9%, higher than during 2016. Net sales to domestic party goods retailers and distributors (including our franchisee network) totaled $126.1 million and were $14.0 million, or 10.0%, lower than during the first six months of 2016. The decrease was principally due to our acquisition of 36 franchise stores during the first quarter of 2017; as post-acquisition sales to such stores (approximately $9 million during the first half of 2016) are now eliminated as intercompany sales. Additionally, gift product sales decreased by approximately $2 million due to the continued de-emphasis and product-line refinement of our Grasslands Road gift business. The remainder of the variance was principally due to lower sales to our franchise stores. Net sales of metallic balloons to domestic distributors and retailers (including our franchisee network) totaled $43.3 million during the first six months of 2017 and were $3.0 million, or 7.4%, higher than during the corresponding period of 2016 primarily due to stronger Valentine’s Day sales, in part due to the timing of certain shipments. Our international sales (which include U.S. export sales and exclude U.S. import sales from foreign subsidiaries) totaled $107.1 million and were $13.5 million, or 14.4%, higher than in 2016, despite a $5.4 million negative impact from foreign currency translation during the first six months of 2017. Acquisitions, including the addition of Granmark in March 2017, contributed approximately $12 million to sales during the period. Additionally, U.K. sales increased by approximately $4 million principally due to an expansion of our “store-in-store” strategy, increased costume sales, higher sales to national accounts and increased sales to our online channel.

Intercompany sales to our retail affiliates totaled $270.9 million during the first half of 2017 and were $16.2 million, or 6.4%, higher than during the corresponding period of 2016. Intercompany sales represented 49.5% of total wholesale sales during the first half of 2017, compared to 48.2% during 2016. The increase in intercompany sales was principally due to the impact of the higher company store count (as discussed above under “-Retail”) and the increasing share of shelf (as noted below under “-Gross Profit”). The intercompany sales of our wholesale segment are eliminated against the intercompany purchases of our retail segment in the consolidated financial statements.

Royalties and franchise fees

Royalties and franchise fees for the first half of 2017 totaled $6.3 million and were $1.2 million, or 15.9%, lower than during the first half of 2016 principally due to the acquisition of 36 franchise stores during the first quarter of 2017.

Gross Profit

The following table sets forth the Company’s gross profit for the six months ended June 30, 2017 and June 30, 2016.

	Six Months Ended June 30,
	2017		2016
	Dollars in Thousands	Percentage of Net Sales	Dollars in Thousands	Percentage of Net Sales
Retail	$306,453	41.5%	$286,106	41.1%
Wholesale	88,544	32.0	87,974	32.1

Total	$394,997	38.9%	$374,080	38.6%

The gross profit margin on net sales at retail during the first half of 2017 was 41.5%. Such percentage was 40 basis points higher than during the corresponding period of 2016. The benefits of increased share of shelf (i.e., the percentage of our retail product cost of sales supplied by our wholesale operations) and reduced product costs were partially offset by increased promotional activities. Our wholesale share of shelf at our Party City stores and our North American retail e-commerce operations increased from 76.3% during the first half of 2016 to 78.0% during the first half of 2017.

The gross profit on net sales at wholesale during 2017 and 2016 was 32.0% and 32.1%, respectively. The slight decrease was due to the strengthening of the U.S. Dollar and its unfavorable impact on certain of our international subsidiaries that purchase product in U.S. Dollars and sell in local currency. Such impact was mostly offset by benefits associated with continued improvements in our sourcing efforts; as well as improved sales mix (including lower sales of licensed product and our newly acquired Granmark business generating high margins).

Operating expenses

Wholesale selling expenses were $31.7 million during the first half of 2017 and $31.1 million during the corresponding period of 2016. Approximately $1.5 million of selling costs at Granmark (acquired in March 2017) and inflationary cost increases were partially offset by favorable foreign currency translation (approximately $1 million) and lower intangible asset amortization. Wholesale selling expenses were 11.5% and 11.4% of net wholesale sales during the first six months of 2017 and 2016, respectively.

Retail operating expenses during the first six months of 2017 were $181.2 million and were $3.9 million, or 2.2%, higher than during the first half of 2016. The increased store count (discussed above) and $2.4 million of severance costs, related to a restructuring of our retail operations, was partially offset by lower advertising costs and further realized savings associated with improved labor productivity and efficiency in our stores. Retail operating expenses were 24.5% and 25.5% of net retail sales during the first six months of 2017 and 2016, respectively.

Franchise expenses during the first six months of 2017 and 2016 were $7.0 million and $7.1 million, respectively.

General and administrative expenses during the first half of 2017 totaled $87.8 million and were $10.9 million, or 14.2%, higher than in the first half of 2016. In conjunction with the Transition and Consulting Agreement disclosed in Note 14 to the Company’s consolidated financial statements, during the first quarter, the Company recorded a $5.9 million severance charge, $1.4 million of which related to equity-based compensation. Additionally, as part of the retail restructuring (also disclosed in Note 14), during the first quarter of 2017 we recorded $0.9 million of severance expense for employees of our retail segment. The remainder of the variance versus the first half of 2016 was principally due to inflationary cost increases and administrative costs at Granmark (acquired in March 2017). General and administrative expenses as a percentage of total revenues increased from 7.9% in 2016 to 8.6% in 2017 due to the severance.

Art and development costs were $11.7 million and $11.1 million during the first six months of 2017 and 2016, respectively. Such amounts represent 1.1% of total revenues in both periods.

Development stage expenses represent start-up costs related to Kazzam (see footnote 15 to the Company’s consolidated financial statements for further detail).

Interest expense, net

Interest expense, net, totaled $42.0 million during the first half of 2017, compared to $45.4 million during the first half of 2016. The decrease principally reflects a $100 million prepayment of the Company’s Term Loan Credit Agreement during the Company’s October 2016 refinancing; as well as the impact of the credit spread on such debt being reduced by 25 basis points at such time.

Other expense (income), net

For the first half of 2017, other expense, net, totaled $0.3 million.

During the corresponding period of 2016, other income, net, totaled $3.2 million. Such amount included $5.2 million of foreign currency transaction gains, primarily the impact of the change in the U.S. Dollar from December 31, 2015 to June 30, 2016 and the corresponding re-measurement of the U.S. dollar-denominated receivables and payables of our foreign operations.

Income tax expense

Income tax expense for the six months ended June 30, 2017 was determined based upon the Company’s estimated consolidated effective income tax rate for the year ending December 31, 2017. The difference between the estimated consolidated effective income tax rate for the year ending December 31, 2017 and the U.S. federal statutory rate is primarily attributable to state income taxes, unrecognized foreign tax credits and benefits on certain foreign losses, partially offset by a foreign rate differential and available domestic manufacturing deductions.

Adjusted EBITDA, Adjusted Net Income and Adjusted Net Income per Common Share – Diluted

The Company presents adjusted EBITDA, adjusted net income and adjusted net income per common share – diluted as supplemental measures of its operating performance. The Company defines EBITDA as net income (loss) before interest expense, net, income taxes, depreciation and amortization and defines adjusted EBITDA as EBITDA, as further adjusted to eliminate the impact of certain items that the Company does not consider indicative of our core operating performance. These further adjustments are itemized below. Adjusted net income represents the Company’s net income (loss) adjusted for, among other items, intangible asset amortization, non-cash purchase accounting adjustments, amortization of deferred financing costs and original issue discounts, equity based compensation, and impairment charges. Adjusted net income per common share – diluted represents adjusted net income divided by diluted weighted average common shares outstanding. The Company presents these measures as supplemental measures of its operating performance. You are encouraged to evaluate these adjustments and the reasons the Company considers them appropriate for supplemental analysis. In evaluating the measures, you should be aware that in the future the Company may incur expenses that are the same as, or similar to, some of the adjustments in this presentation. The Company’s presentation of adjusted EBITDA, adjusted net income and adjusted net income per common share – diluted should not be construed as an inference that the Company’s future results will be unaffected by unusual or non-recurring items. The Company presents the measures because the Company believes they assist investors in comparing the Company’s performance across reporting periods on a consistent basis by eliminating items that the Company does not believe are indicative of its core operating performance. In addition, the Company uses adjusted EBITDA: (i) as a factor in determining incentive compensation, (ii) to evaluate the effectiveness of its business strategies and (iii) because its credit facilities use adjusted EBITDA to measure compliance with certain covenants. The Company also believes that adjusted net income and adjusted net income per common share – diluted are helpful benchmarks to evaluate its operating performance.

Adjusted EBITDA, adjusted net income, and adjusted net income per common share – diluted have limitations as analytical tools. Some of these limitations are:

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

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
(Dollars in thousands)
Net income	$24,982	$22,515	$20,299	$22,121
Interest expense, net	21,294	22,781	41,986	45,433
Income taxes	15,318	13,408	12,818	13,684
Depreciation and amortization	21,124	20,282	41,825	41,171

EBITDA	82,718	78,986	116,928	122,409
Non-cash purchase accounting adjustments	3,000	2,288	4,850	3,689
Restructuring, retention and severance (a)	813	95	8,627	162
Deferred rent (b)	2,552	3,162	2,915	5,145
Closed store expense (c)	1,512	536	2,879	1,956
Foreign currency gains, net	(1,183)	(2,014)	(1,720)	(5,178)
Employee equity based compensation (d)	824	933	3,222	1,881
Non-employee equity based compensation (e)	3,265	—	3,265	—
Undistributed (income) loss in unconsolidated joint ventures	(942)	120	(226)	267
Corporate development (f)	3,721	946	4,444	1,212
Other	260	15	478	57

Adjusted EBITDA	$96,540	$85,067	$145,662	$131,600

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
(Dollars in thousands, except per share amounts)
Income before income taxes	$40,300	$35,923	$33,117	$35,805
Intangible asset amortization	4,112	3,988	7,825	8,133
Non-cash purchase accounting adjustments (g)	3,920	3,137	5,924	5,093
Amortization of deferred financing costs and original issuance discounts	1,226	1,270	2,459	2,544
Restructuring, retention and severance (a)	—	—	7,814	—
Non-employee equity based compensation (e)	3,265	—	3,265	—
Employee equity based compensation (d)	824	933	3,222	1,881

Adjusted income before income taxes	53,647	45,251	63,626	53,456
Adjusted income tax expense (h)	20,318	16,904	24,246	20,350

Adjusted net income	$33,329	$28,347	$39,380	$33,106

Adjusted net income per common share – diluted	$0.28	$0.24	$0.33	$0.28

Weighted-average number of common shares-diluted	120,943,745	120,323,581	120,903,032	120,232,590

(a)	During the first quarter of 2017, the Company recorded $7,814 of restructuring charges. See Note 14 for further discussion. This amount excludes a $1,362 stock option modification charge for Gerald Rittenberg, which is included in “Employee equity based compensation” in this table.
(b)	The deferred rent adjustment reflects the difference between accounting for rent and landlord incentives in accordance with GAAP and the Company’s actual cash outlay for such items.
(c)	Charges incurred related to closing underperforming stores.
(d)	The first quarter of 2017 includes a $1,362 stock option modification charge for Gerald Rittenberg. See Note 14 for further discussion.
(e)	Principally represents shares of Kazzam awarded to Ampology as compensation for Ampology’s services. See Note 15 for further discussion.
(f)	Primarily represents start-up costs for Kazzam (see Note 15 for further discussion) and third-party costs related to acquisitions (principally legal expenses).
(g)	On July 27, 2012, PC Merger Sub, Inc., which was our wholly-owned indirect subsidiary, merged into Party City Holdings Inc. (“PCHI”), with PCHI being the surviving entity (the “Transaction”). As a result of the Transaction, the Company applied the acquisition method of accounting and increased the value of certain property, plant and equipment. The impact of such adjustments on depreciation expense increased the Company’s expenses. These property, plant and equipment depreciation amounts are included in “Non-cash purchase accounting adjustments” for purposes of calculating “adjusted net income,” but are excluded from “Non-cash purchase accounting adjustments” for purposes of calculating adjusted EBITDA since they are included in depreciation expense.
(h)	Represents income tax expense/benefit after excluding the specific tax impacts for each of the pre-tax adjustments. The tax impacts for each of the adjustments were determined by applying to the pre-tax adjustments the effective income tax rates for the specific legal entities in which the adjustments were recorded.

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

Cash Flow

Net cash provided by operating activities totaled $52.4 million and $62.5 million during the six months ended June 30, 2017 and 2016, respectively. Net cash flows provided by operating activities before changes in operating assets and liabilities were $76.4 million during the first six months of 2017, compared to $73.0 million during 2016. Changes in operating assets and liabilities during the first six months of 2017 and 2016 resulted in the use of cash of $24.0 million and $10.5 million, respectively.

Net cash used in investing activities totaled $101.4 million during the six months ended June 30, 2017, as compared to $67.5 million during the six months ended June 30, 2016. Investing activities during 2017 included $70.5 million paid in connection with acquisitions, principally related to franchise stores and Granmark (see Note 13 to the consolidated financial statements for further detail). Capital expenditures during the six months ended June 30, 2017 and 2016 were $30.9 million and $35.7 million, respectively. Retail capital expenditures totaled $15.4 million during 2017 and principally related to store conversions and information technology-related expenditures. Wholesale capital expenditures during 2017 totaled $15.5 million and primarily related to printing plates and dies, as well as machinery and equipment at the Company’s manufacturing operations and main distribution center.

Net cash provided by financing activities was $51.2 million during the six months ended June 30, 2017, as compared to $4.8 million during the corresponding period of 2016. Borrowings were higher during 2017 principally due to the acquisitions.

At June 30, 2017, the Company had approximately $329 million of availability under its ABL Facility, after considering borrowing base restrictions.

Contractual Obligations

Other than as described above under “Liquidity and Capital Resources”, there were no material changes to our future minimum contractual obligations as of December 31, 2016 as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements during the three months ended June 30, 2017 and the year ended December 31, 2016.

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

Cautionary Note Regarding Forward-Looking Statements

From time to time, including in this filing and, in particular, the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we make “forward-looking statements” within the meaning of federal and state securities laws. Disclosures that use words such as the company “believes,” “anticipates,” “expects,” “estimates,” “intends,” “will,” “may” or “plans” and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect our current expectations and are based upon data available to us at the time the statements were made. An example of a forward-looking statement is our belief that our cash generated from operating activities and availability under our credit facilities will be adequate to meet our liquidity needs for at least the next 12 months. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. These risks, as well as other risks and uncertainties, are detailed in the section titled “Risk Factors” included in our Annual Report on Form 10-K filed with the SEC on March 16, 2017. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. All forward-looking statements are qualified by these cautionary statements and are made only as of the date of this filing. Any such forward-looking statements, whether made in this filing or elsewhere, should be considered in context with the various disclosures made by us about our business. The following risks related to our business, among others, could cause actual results to differ materially from those described in the forward-looking statements:

•	our ability to compete effectively in a competitive industry;

•	fluctuations in commodity prices;

•	our ability to appropriately respond to changing merchandise trends and consumer preferences;

•	successful implementation of our store growth strategy;

•	decreases in our Halloween sales;

•	unexpected or unfavorable consumer responses to our promotional or merchandising programs;

•	failure to comply with existing or future laws relating to our marketing programs, e-commerce initiatives and the use of consumer information;

•	disruption to the transportation system or increases in transportation costs;

•	product recalls or product liability;

•	economic slowdown affecting consumer spending and general economic conditions;

•	loss or actions of third party vendors and loss of the right to use licensed material;

•	disruptions at our manufacturing facilities;

•	failure by suppliers or third-party manufacturers to follow acceptable labor practices or to comply with other applicable laws and guidelines;

•	our international operations subjecting us to additional risks;

•	potential litigation and claims;

•	lack of available additional capital;

•	our inability to retain or hire key personnel;

•	risks associated with leasing substantial amounts of space;

•	failure of existing franchisees to conduct their business in accordance with agreed upon standards;

•	adequacy of our information systems, order fulfillment and distribution facilities;

•	our ability to adequately maintain the security of our electronic and other confidential information;

•	our inability to successfully identify and integrate acquisitions;

•	adequacy of our intellectual property rights;

•	risks related to our substantial indebtedness; and

•	the other factors set forth under “Risk Factors” in our Annual Report on Form 10-K, filed with the SEC on March 16, 2017.

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

Item 4. Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Act”)) as of June 30, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is: (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Party City Holdco Inc.’s Form 8-K dated April 21, 2015)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Party City Holdco Inc.’s Form 8-K dated April 21, 2015)

10.1	Employment Agreement Amendment, dated May 8, 2017, between Party City Holdco Inc., Party City Holdings Inc. and James M. Harrison (incorporated by reference to Exhibit 10.2 to Party City Holdco Inc.’s March 31, 2017 Form 10-Q).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income for the three month periods ended June 30, 2017 and June 30, 2016; (iii) Condensed Consolidated Statements of Operations and Comprehensive Income for the six month periods ended June 30, 2017 and June 30, 2016; (iv) Condensed Consolidated Statement of Stockholders’ Equity for the six month period ended June 30, 2017; (v) Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2017 and June 30, 2016; and (vi) Notes to the Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

PARTY CITY HOLDCO INC.

	By:	/s/ Daniel J. Sullivan
Daniel J. Sullivan
Date: August 3, 2017		Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)