Form 10-K/A
period 2016-12-31
Party City Holdco Inc.
filed 2017-10-06
CIK 1592058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by a check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of common stock held by non-affiliates as of June 30, 2016 was $418,306,722. As of February 28, 2017, there were 119,524,854 shares of the registrant’s common stock outstanding.

FORM 10-K/A

Page
PART IV

Item 15	Exhibits and Financial Statement Schedules	2

EXPLANATORY NOTE

Party City Holdco Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amended Filing”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2016 that was filed on March 16, 2017 (the “Original Filing”). The Amended Filing is solely to correct Exhibit 23.1, the Consent of Independent Registered Public Accounting Firm, by including a consent related to the incorporation by reference of our independent auditor’s report on the effectiveness of internal control over financial reporting, which was inadvertently omitted from the Original Filing.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s principal executive officer and principal financial officer are providing new currently dated certifications required pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

Except as described above, this Amended Filing does not amend, update or change any other items or disclosures in the Original Filing. This Amended Filing speaks only as of the date the Original Filing was filed, and the Company has not undertaken herein to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Amended Filing should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendment to those filings.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	Financial Statements. The financial statements required by this item are set forth under Item 8, “Financial Statements and Supplementary Data,” of the Original Filing.

2.	Financial Statement Schedules. Schedule I, Condensed Financial Information of Registrant, and Schedule II, Valuation and Qualifying Accounts, was filed as part of the Original Filing and should be read in conjunction with the financial statements and notes thereto contained in Item 8, “Financial Statements and Supplementary Data” of the Original filing.

3.	Exhibits.

Exhibit Index

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated June 4, 2012, by and among Party City Holdings Inc., PC Merger Sub, Inc., Party City Holdco Inc. (formerly PC Topco Holdings, Inc.) and the Stockholders’ Representatives party thereto (incorporated by reference to Exhibit 2.1 to Party City Holdings Inc.’s Registration Statement on Form S-4 dated June 21, 2013)

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Party City Holdco Inc.’s Form 8-K dated April 21, 2015)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Party City Holdco Inc.’s Form 8-K dated April 21, 2015)

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to Party City Holdco Inc.’s Registration Statement on Form S-1 dated March 26, 2015)

4.2	Indenture, dated as of August 19, 2015, among Party City Holdings Inc., as Issuer, and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2015)

4.3	First Supplemental Indenture, dated as of August 19, 2015, among the Guarantors named therein and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.2 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2015)

4.4	Form of Amended and Restated Stockholders Agreement among Party City Holdco Inc., THL PC Topco, L.P., Advent-Party City Acquisition Limited Partnership and certain other stockholders of Party City Holdco Inc. (incorporated by reference to Exhibit 4.2 to Party City Holdco Inc.’s Form 8-K dated April 21, 2015)

4.5	Form of Amended and Restated Registration Rights Agreement among Party City Holdco Inc., THL PC Topco, L.P., Advent-Party City Acquisition Limited Partnership and certain other stockholders of Party City Holdco Inc. (incorporated by reference to Exhibit 4.1 to Party City Holdco Inc.’s Form 8-K dated April 21, 2015)

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to Party City Holdco Inc.’s Registration Statement on Form S-1 dated March 26, 2015)

10.2†	Employment Agreement between Party City Holdings Inc., Party City Holdco. Inc. and Gerald C. Rittenberg, dated December 30, 2014 (incorporated by reference to Exhibit 10.3 to Party City Holdco Inc.’s Registration Statement on Form S-1 dated February 13, 2015)

10.3†	Employment Agreement between Party City Holdings Inc., Party City Holdco. Inc. and James M. Harrison, dated December 30, 2014 (incorporated by reference to Exhibit 10.4 to Party City Holdco Inc.’s Registration Statement on Form S-1 dated February 13, 2015)

10.4†	Employment Agreement between Party City Holdco Inc. and Daniel J. Sullivan, dated July 15, 2016 (incorporated by reference to Exhibit 10.1 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2016)

10.5†	Employment Agreement between Party City Holdings Inc., Party City Holdco Inc. and Michael Correale, dated March 24, 2015 (incorporated by reference to Exhibit 10.5 to Party City Holdco Inc.’s Registration Statement on Form S-1 dated March 26, 2015)

10.6	Term Loan Credit Agreement, dated as of August 19, 2015, among PC Intermediate Holdings, Inc., Party City Holdings Inc., Party City Corporation, the subsidiaries of the borrowers from time to time party thereto, the financial institutions party thereto, as the Lenders, and Deutsche Bank AG New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2015)

10.7	Pledge and Security Agreement, dated as of August 19, 2015, among Party City Holdings Inc., Party City Corporation, PC Intermediate Holdings, Inc., the Subsidiary Parties from time to time party thereto and Deutsche Bank AG New York Branch, in its capacity as administrative agent and collateral agent for the lenders party to the Term Loan Credit Agreement (incorporated by reference to Exhibit 10.2 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2015)

10.8	ABL Credit Agreement, dated as of August 19, 2015, among PC Intermediate Holdings, Inc., Party City Holdings Inc., Party City Corporation, the subsidiaries of the borrowers from time to time party thereto, the financial institutions party thereto, as the Lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2015)

10.9	Pledge and Security Agreement, dated as of August 19, 2015, among Party City Holdings Inc., Party City Corporation, PC Intermediate Holdings, Inc., the Subsidiary Parties from time to time party thereto and JPMorgan Chase Bank, N.A., in its capacity as administrative agent and collateral agent for the lenders party to the ABL Credit Agreement (incorporated by reference to Exhibit 10.4 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2015)

10.10	Intercreditor Agreement, dated as of August 19, 2015, among PC Intermediate Holdings, Inc., Party City Holdings Inc., Party City Corporation, the other Grantors from time to time party thereto, JPMorgan Chase Bank, N.A., as ABL Facility Agent, and Deutsche Bank AG New York Branch, as Term Loan Agent (incorporated by reference to Exhibit 10.5 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2015)

10.11†	Party City Holdco Amended and Restated 2012 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to Party City Holdco Inc.’s Registration Statement on Form S-1 dated April 6, 2015)

10.12†	Employment Agreement between Party City Holdings Inc., Party City Holdco Inc. and Gregg A. Melnick, dated December 30, 2014 (incorporated by reference to Exhibit 10.20 to Party City Holdco Inc.’s Registration Statement on Form S-1 dated February 13, 2015)

10.13†	Party City Holdco Inc. Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.21 to Party City Holdco Inc.’s Registration Statement on Form S-1 dated March 26, 2015)

10.14†	Party City Holdco Inc. Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.22 to Party City Holdco Inc.’s Registration Statement on Form S-1 dated March 26, 2015)

10.15†	Form of Nonqualified Stock Option Award Agreement (Non-Employee Directors) under the Party City Holdco Inc. Amended and Restated 2012 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.23 to Party City Holdco Inc.’s Registration Statement on Form S-1 dated March 26, 2015)

10.16†	Form of Nonqualified Stock Option Award Agreement (Employees) under the Party City Holdco Inc. Amended and Restated 2012 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.24 to Party City Holdco Inc.’s Registration Statement on Form S-1 dated March 26, 2015)

10.17	First Amendment to Term Loan Credit Agreement, dated as of October 20, 2016, by and among Party City Holdings Inc., Party City Corporation, PC Intermediate Holdings, Inc., Deutsche Bank AG New York Branch as administrative agent and the various lenders party thereto (incorporated by reference to Exhibit 10.1 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2016)

21.1	List of Subsidiaries of Party City Holdco Inc. (a)

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (b)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (b)

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2016 and December 31, 2015; (ii) the Consolidated Statements of Income and Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014; (iii) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; and (v) the Notes to the Consolidated Financial Statements. (b)

†	Management contract of compensatory plan or arrangement
*	Filed herewith.
(a)	Previously filed with our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2017.
(b)	Previously furnished with our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARTY CITY HOLDCO INC.

By:	/s/ Daniel J. Sullivan
Daniel J. Sullivan
Chief Financial Officer

Date: October 6, 2017