Form 10-Q
period 2017-09-30
Party City Holdco Inc.
filed 2017-11-09
CIK 1592058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 1, 2017, 119,730,069 shares of the Registrant’s common stock were outstanding.

PARTY CITY HOLDCO INC.

Form 10-Q

September  30, 2017

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2017	December 31, 2016
	(Note 2) (Unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$58,143	$64,610
Accounts receivable, net	169,059	134,091
Inventories, net	687,254	613,868
Prepaid expenses and other current assets	84,859	68,255

Total current assets	999,315	880,824
Property, plant and equipment, net	298,758	292,904
Goodwill	1,631,806	1,572,568
Trade names	567,507	566,599
Other intangible assets, net	65,023	76,581
Other assets, net	12,703	4,502

Total assets	$3,575,112	$3,393,978

LIABILITIES, REDEEMABLE SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$241,339	$120,138
Accounts payable	169,130	163,415
Accrued expenses	184,115	149,683
Income taxes payable	—	46,675
Current portion of long-term obligations	13,064	13,348

Total current liabilities	607,648	493,259
Long-term obligations, excluding current portion	1,534,146	1,539,604
Deferred income tax liabilities	282,376	278,819
Deferred rent and other long-term liabilities	80,389	65,507

Total liabilities	2,504,559	2,377,189
Redeemable securities	3,000	—
Commitments and contingencies
Stockholders’ equity:
Common stock (119,662,869 and 119,515,894 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively)	1,197	1,195
Additional paid-in capital	915,090	910,167
Retained earnings	188,049	157,666
Accumulated other comprehensive loss	(36,783)	(52,239)

Total stockholders’ equity	1,067,553	1,016,789

Total liabilities, redeemable securities and stockholders’ equity	$3,575,112	$3,393,978

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,
	2017	2016
Revenues:
Net sales	$557,350	$553,382
Royalties and franchise fees	2,759	3,568

Total revenues	560,109	556,950
Expenses:
Cost of sales	357,523	356,662
Wholesale selling expenses	16,274	14,739
Retail operating expenses	100,739	100,746
Franchise expenses	3,636	3,370
General and administrative expenses	37,971	38,972
Art and development costs	5,898	5,543
Development stage expenses	680	—

Total expenses	522,721	520,032

Income from operations	37,388	36,918
Interest expense, net	23,228	22,424
Other expense (income), net	593	(905)

Income before income taxes	13,567	15,399
Income tax expense	3,483	5,219

Net income	$10,084	$10,180

Comprehensive income	$15,329	$6,028
Net income per common share-Basic	$0.08	$0.09
Net income per common share-Diluted	$0.08	$0.08
Weighted-average number of common shares-Basic	119,587,339	119,406,751
Weighted-average number of common shares-Diluted	120,912,849	120,472,297
Dividends declared per share	$0.00	$0.00

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except share and per share data)

	Nine Months Ended September 30,
	2017	2016
Revenues:
Net sales	$1,572,966	$1,523,094
Royalties and franchise fees	9,020	11,009

Total revenues	1,581,986	1,534,103
Expenses:
Cost of sales	978,142	952,294
Wholesale selling expenses	47,946	45,854
Retail operating expenses	281,981	278,070
Franchise expenses	10,666	10,507
General and administrative expenses	125,763	115,828
Art and development costs	17,638	16,596
Development stage expenses	7,092	—

Total expenses	1,469,228	1,419,149

Income from operations	112,758	114,954
Interest expense, net	65,214	67,857
Other expense (income), net	860	(4,107)

Income before income taxes	46,684	51,204
Income tax expense	16,301	18,903

Net income	$30,383	$32,301

Comprehensive income	$45,839	$22,355
Net income per common share-Basic	$0.25	$0.27
Net income per common share-Diluted	$0.25	$0.27
Weighted-average number of common shares-Basic	119,546,451	119,340,610
Weighted-average number of common shares-Diluted	120,907,979	120,312,492
Dividends declared per share	$0.00	$0.00

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2016	119,515,894	$1,195	$910,167	$157,666	$(52,239)	$1,016,789
Net income				30,383		30,383
Employee equity based compensation			3,852			3,852
Warrant expense			286			286
Exercise of stock options	146,975	2	785			787
Foreign currency adjustments					16,818	16,818
Impact of foreign exchange contracts, net of taxes					(1,362)	(1,362)

Balance at September 30, 2017	119,662,869	$1,197	$915,090	$188,049	$(36,783)	$1,067,553

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows provided by operating activities:
Net income	$30,383	$32,301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	62,519	61,186
Amortization of deferred financing costs and original issuance discounts	3,699	3,821
Provision for doubtful accounts	432	429
Deferred income tax expense	3,221	933
Deferred rent	5,634	12,240
Undistributed (income) loss in unconsolidated joint ventures	(92)	380
Loss on disposal of assets	533	14
Non-employee equity based compensation	3,286	—
Employee equity based compensation	3,852	2,829
Changes in operating assets and liabilities, net of effects of acquired businesses:
Increase in accounts receivable	(25,370)	(46,576)
Increase in inventories	(46,292)	(108,882)
Increase in prepaid expenses and other current assets	(11,299)	(15,046)
(Decrease) increase in accounts payable, accrued expenses and income taxes payable	(24,244)	79,848

Net cash provided by operating activities	6,262	23,477
Cash flows used in investing activities:
Cash paid in connection with acquisitions, net of cash acquired	(72,804)	(31,820)
Capital expenditures	(47,916)	(57,324)
Proceeds from disposal of property and equipment	26	31

Net cash used in investing activities	(120,694)	(89,113)
Cash flows provided by financing activities:
Repayment of loans, notes payable and long-term obligations	(25,311)	(28,158)
Proceeds from loans, notes payable and long-term obligations	129,150	97,943
Excess tax benefit from stock options	—	526
Exercise of stock options	787	1,281
Debt issuance costs	—	(44)

Net cash provided by financing activities	104,626	71,548
Effect of exchange rate changes on cash and cash equivalents	3,339	(1,214)

Net (decrease) increase in cash and cash equivalents	(6,467)	4,698
Cash and cash equivalents at beginning of period	64,610	42,919

Cash and cash equivalents at end of period	$58,143	$47,617

Supplemental disclosure of cash flow information:
Cash paid during the period
Interest	$60,871	$71,095
Income taxes, net of refunds	$65,002	$26,103

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

Recently Issued Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities”. The pronouncement amends the existing hedge accounting model in order to enable entities to better portray the economics of their risk management activities in their financial statements. The update is effective for the Company during the first quarter of 2019. Although the Company continues to evaluate this pronouncement, it does not believe that it will have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows: Restricted Cash”. The pronouncement clarifies how entities should present changes in restricted cash on the statement of cash flows. The update is effective for the Company during the first quarter of 2018. The Company is in the process of evaluating the impact of the pronouncement on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The pronouncement contains a five-step model which replaces most existing revenue recognition guidance. The new standard is effective for the Company during the first quarter of 2018. The pronouncement can be applied retrospectively to prior reporting periods or through a cumulative-effect adjustment as of the date of adoption. The Company has decided to adopt the pronouncement using the modified retrospective approach. Although the Company continues to evaluate the pronouncement and it might impact the accounting for certain discounts and rebates within the Company’s wholesale business, the Company does not believe that the pronouncement will have a material impact on its consolidated financial statements.

Note 3 – Inventories

Inventories consisted of the following:

	September 30, 2017	December 31, 2016
Finished goods	$646,486	$581,277
Raw materials	30,395	23,222
Work in process	10,373	9,369

	$687,254	$613,868

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

Note 4 – Income Taxes

The effective income tax rate for the nine months ended September 30, 2017, 34.9%, is lower than the effective rate for the nine months ended September 30, 2016, 36.9%, principally due to discrete items related to uncertain tax positions, stock option exercises and return-to-provision adjustments. The impact of such items was partially offset by the effect of state tax rate changes on deferred tax liabilities.

Note 5 – Changes in Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss consisted of the following:

	Three Months Ended September 30, 2017
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at June 30, 2017	$(41,650)	$(378)	$(42,028)
Other comprehensive income (loss) before reclassifications	5,297	(281)	5,016
Amounts reclassified from accumulated other comprehensive loss to the condensed consolidated statement of operations and comprehensive income	—	229	229

Net current-period other comprehensive income (loss)	5,297	(52)	5,245

Balance at September 30, 2017	$(36,353)	$(430)	$(36,783)

	Three Months Ended September 30, 2016
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at June 30, 2016	$(39,500)	$916	$(38,584)
Other comprehensive loss before reclassifications	(3,537)	(470)	(4,007)
Amounts reclassified from accumulated other comprehensive loss to the condensed consolidated statement of operations and comprehensive income, net	—	(145)	(145)

Net current-period other comprehensive loss, net	(3,537)	(615)	(4,152)

Balance at September 30, 2016	$(43,037)	$301	$(42,736)

	Nine Months Ended September 30, 2017
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at December 31, 2016	$(53,171)	$932	$(52,239)
Other comprehensive income (loss) before reclassifications, net of income tax	16,818	(1,077)	15,741
Amounts reclassified from accumulated other comprehensive loss to the condensed consolidated statement of operations and comprehensive income, net of income tax	—	(285)	(285)

Net current-period other comprehensive income (loss)	16,818	(1,362)	15,456

Balance at September 30, 2017	$(36,353)	$(430)	$(36,783)

	Nine Months Ended September 30, 2016
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at December 31, 2015	$(33,401)	$611	$(32,790)
Other comprehensive (loss) income before reclassifications, net of income tax	(9,636)	183	(9,453)
Amounts reclassified from accumulated other comprehensive loss to the condensed consolidated statement of operations and comprehensive income, net of income tax	—	(493)	(493)

Net current-period other comprehensive loss	(9,636)	(310)	(9,946)

Balance at September 30, 2016	$(43,037)	$301	$(42,736)

Note 6 – Capital Stock

At September 30, 2017, the Company’s authorized capital stock consisted of 300,000,000 shares of $0.01 par value common stock and 15,000,000 shares of $0.01 par value preferred stock.

Note 7 – Segment Information

Industry Segments

The Company has two identifiable business segments. The Wholesale segment designs, manufactures, sources and distributes party goods, including paper and plastic tableware, metallic and latex balloons, Halloween and other costumes, accessories, novelties, gifts and stationery throughout the world. The Retail segment operates specialty retail party supply stores in the United States and Canada, principally under the names Party City and Halloween City, and it operates e-commerce websites, principally through the domain name Partycity.com. The Retail segment also franchises both individual stores and franchise areas throughout the United States, Mexico and Puerto Rico, principally under the name Party City. The Company’s industry segment data for the three months ended September 30, 2017 and September 30, 2016 was as follows:

	Wholesale	Retail	Consolidated
Three Months Ended September 30, 2017
Revenues:
Net sales	$381,858	$364,057	$745,915
Royalties and franchise fees	—	2,759	2,759

Total revenues	381,858	366,816	748,674
Eliminations	(188,565)	—	(188,565)

Net revenues	$193,293	$366,816	$560,109

Income from operations	$22,808	$14,580	$37,388

Interest expense, net			23,228
Other expense, net			593

Income before income taxes			$13,567

	Wholesale	Retail	Consolidated
Three Months Ended September 30, 2016
Revenues:
Net sales	$416,387	$347,557	$763,944
Royalties and franchise fees	—	3,568	3,568

Total revenues	416,387	351,125	767,512
Eliminations	(210,562)	—	(210,562)

Net revenues	$205,825	$351,125	$556,950

Income from operations	$35,532	$1,386	$36,918

Interest expense, net			22,424
Other income, net			(905)

Income before income taxes			$15,399

The Company’s industry segment data for the nine months ended September 30, 2017 and September 30, 2016 was as follows:

	Wholesale	Retail	Consolidated
Nine Months Ended September 30, 2017
Revenues:
Net sales	$929,255	$1,103,127	$2,032,382
Royalties and franchise fees	—	9,020	9,020

Total revenues	929,255	1,112,147	2,041,402
Eliminations	(459,416)	—	(459,416)

Net revenues	$469,839	$1,112,147	$1,581,986

Income from operations	$49,258	$63,500	$112,758

Interest expense, net			65,214
Other expense, net			860

Income before income taxes			$46,684

	Wholesale	Retail	Consolidated
Nine Months Ended September 30, 2016
Revenues:
Net sales	$945,071	$1,043,212	$1,988,283
Royalties and franchise fees	—	11,009	11,009

Total revenues	945,071	1,054,221	1,999,292
Eliminations	(465,189)	—	(465,189)

Net revenues	$479,882	$1,054,221	$1,534,103

Income from operations	$65,669	$49,285	$114,954

Interest expense, net			67,857
Other income, net			(4,107)

Income before income taxes			$51,204

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

The foreign currency exchange contracts are reflected in the condensed consolidated balance sheets at fair value. The fair value of the foreign currency exchange contracts is the estimated amount that the counterparties would receive or pay to terminate the foreign currency exchange contracts at the reporting date, taking into account current foreign exchange spot rates. At September 30, 2017 and December 31, 2016, the Company had certain foreign currency exchange contracts that qualified for hedge accounting. No components of these agreements were excluded in the measurement of hedge effectiveness. As these hedges were 100% effective, there was no impact on earnings due to hedge ineffectiveness. The Company anticipates that substantially all unrealized gains and losses in accumulated other comprehensive loss related to these foreign currency exchange contracts will be reclassified into earnings by June 2018.

The following table displays the fair values of the Company’s derivatives at September 30, 2017 and December 31, 2016:

	Derivative Assets						Derivative Liabilities
	Balance Sheet Line		Fair Value	Balance Sheet Line		Fair Value	Balance Sheet Line		Fair Value	Balance Sheet Line		Fair Value
Derivative Instrument	September 30, 2017			December 31, 2016			September 30, 2017			December 31, 2016
Foreign Exchange Contracts	(a	) PP	$—	(a	) PP	$697	(b	) AE	$355	(b	) AE	$215

(a)	PP = Prepaid expenses and other current assets
(b)	AE = Accrued expenses

The following table displays the notional amounts of the Company’s derivatives at September 30, 2017 and December 31, 2016:

Derivative Instrument	September 30, 2017	December 31, 2016
Foreign Exchange Contracts	$6,875	$22,502

Note 10 – Fair Value Measurements

The provisions of FASB ASC Topic 820, “Fair Value Measurement”, define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The following table shows assets and liabilities as of September 30, 2017 that are measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total as of September 30, 2017
Noncontrolling interests liabilities	$—	$—	$6,016	$6,016
Derivative assets	—	—	—	—
Derivative liabilities	—	355	—	355

The following table shows assets and liabilities as of December 31, 2016 that are measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total as of December 31, 2016
Noncontrolling interests liabilities	$—	$—	$—	$—
Derivative assets	—	697	—	697
Derivative liabilities	—	215	—	215

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record other assets and liabilities at fair value on a nonrecurring basis, generally as a result of impairment charges. No impairment charges were recorded during the nine months ended September 30, 2017 or the nine months ended September 30, 2016.

The carrying amounts for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximated fair value at September 30, 2017 because of the short-term maturities of the instruments and/or their variable rates of interest.

The carrying amount and fair value of the Company’s borrowings under its senior secured term loan facility (“Term Loan Credit Agreement”) and its $350,000 of 6.125% senior notes (“Senior Notes”) are as follows:

	September 30, 2017
	Carrying Amount	Fair Value
Term Loan Credit Agreement	$1,198,750	$1,220,406
Senior Notes	345,162	364,809

The fair values of the Term Loan Credit Agreement and the Senior Notes represent Level 2 fair value measurements as the debt instruments trade in inactive markets.

The carrying amounts for other long-term debt approximated fair value at September 30, 2017 based on the discounted future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturity.

During August 2015, the Company acquired 75% of the operations of Accurate Custom Injection Molding Inc. (“ACIM”). Based on the terms of the acquisition agreement, the Company will acquire the remaining 25% interest in ACIM over the next seven years and the Company’s liability for the estimated purchase price of such interest was $0 at September 30, 2017. The liability represents a Level 3 fair value measurement as it is based on unobservable inputs.

During March 2017, the Company acquired 85% of the common stock of Granmark, S.A. de C.V., a Mexican manufacturer and wholesaler of party goods. See Note 13 for further discussion of the acquisition. Based on the terms of the acquisition agreement, the Company is required to acquire the remaining 15% interest over the next five years and it has recorded a liability for the estimated purchase price of such interest, $3,342 at September 30, 2017. The liability represents a Level 3 fair value measurement as it is based on unobservable inputs.

During July 2017, the Company acquired 60% of Print Appeal, Inc. (“Print Appeal”). See Note 13 for further discussion of the acquisition. Based on the terms of the acquisition agreement, the Company will acquire the remaining 40% interest in Print Appeal over the next six years and the Company’s liability for the estimated purchase price of such interest was $2,674 at September 30, 2017. The liability represents a Level 3 fair value measurement as it is based on unobservable inputs.

Note 11 – Earnings Per Share

Basic earnings per share are computed by dividing net income available for common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated based on the weighted average number of outstanding common shares plus the dilutive effect of stock options and warrants as if they were exercised.

A reconciliation between basic and diluted income per share is as follows:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Net income	$10,084	$10,180	$30,383	$32,301
Weighted average shares—Basic	119,587,339	119,406,751	119,546,451	119,340,610
Effect of dilutive securities:
Warrants	—	—	—	—
Stock options	1,325,510	1,065,546	1,361,528	971,882

Weighted average shares—Diluted	120,912,849	120,472,297	120,907,979	120,312,492

Net income per common share—Basic	$0.08	$0.09	$0.25	$0.27

Net income per common share—Diluted	$0.08	$0.08	$0.25	$0.27

During the three months ended September 30, 2017 and September 30, 2016, 2,370,106 stock options and 2,276,695 stock options, respectively, were excluded from the calculation of net income per common share – diluted as they were anti-dilutive. Additionally, during the three months ended September 30, 2017 and September 30, 2016, 596,000 warrants and 0 warrants, respectively, were excluded from the calculation of net income per common share – diluted as they were anti-dilutive. During the nine months ended September 30, 2017 and September 30, 2016, 2,370,106 stock options and 2,276,695 stock options, respectively, were excluded from the calculation of net income per common share – diluted as they were anti-dilutive. Additionally, during the nine months ended September 30, 2017 and September 30, 2016, 596,000 warrants and 0 warrants, respectively, were excluded from the calculation of net income per common share – diluted as they were anti-dilutive.

Note 12 – Long-Term Obligations

Long-term obligations at September 30, 2017 and December 31, 2016 consisted of the following:

	September 30, 2017	December 31, 2016
Term Loan Credit Agreement	$1,198,750	$1,205,496
Capital lease obligations	3,298	2,912
Senior Notes	345,162	344,544

Total long-term obligations	1,547,210	1,552,952
Less: current portion	(13,064)	(13,348)

Long-term obligations, excluding current portion	$1,534,146	$1,539,604

Note 13 – Acquisitions

During January 2017, the Company acquired 18 franchise stores, which are located mostly in Louisiana and Alabama, for total consideration of approximately $15,000. The Company is in the process of finalizing purchase accounting.

During March 2017, the Company acquired 85% of the common stock of Granmark, S.A. de C.V. (“Granmark”), a Mexican manufacturer and wholesaler of party goods, for total consideration of approximately $22,000 (exclusive of $5,600 of cash acquired). On the acquisition date, Granmark had $6,456 of debt outstanding under various revolving credit facilities. The majority of the balance was repaid during the first quarter of 2017. The Company is in the process of finalizing purchase accounting. Based on the terms of the acquisition agreement, the Company is required to acquire the remaining 15% interest over a three to five year period and it has recorded a liability for the estimated purchase price of such interest, $3,342 at September 30, 2017.

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

During July 2017, the Company acquired 60% of the common stock of Print Appeal, Inc., a wholesaler of personalized cups, napkins, and other items, for total consideration of approximately $2,800. The Company is in the process of finalizing purchase accounting. Based on the terms of the acquisition agreement, the Company is required to acquire the remaining 40% interest over a four to six year period and it has recorded a liability for the estimated purchase price of such interest, $2,674 at September 30, 2017.

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

As a result of the Transition and Consulting Agreement, the Company recorded a $4,296 severance charge in general and administrative expenses during the nine months ended September 30, 2017. Such amount represents: (1) the amount that he will be paid from April 1, 2017 – December 31, 2017 that is above and beyond the fair value ($40 per month) of his consulting services during such period, $1,207, (2) an estimate of his bonus for the period from April 1, 2017 – December 31, 2017, $1,040, and (3) the severance to be paid during 2018, $2,049. Throughout the Consulting Period, the Company will record $40 per month in general and administrative expenses, such amount representing the fair value of his consulting services.

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

Also, during the nine months ended September 30, 2017, the Company recorded a $3,195 severance charge related to the restructuring of its Retail segment. Of such amount, $2,291 was recorded in retail operating expenses and $904 was recorded in general and administrative expenses. The majority of the severance was paid during the second quarter of 2017.

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

Although the Company currently only owns 30% of Kazzam’s equity, the Company has concluded that: a) Kazzam is a variable interest entity as it has insufficient equity at risk and b) the Company is its primary beneficiary. Therefore, the Company has consolidated Kazzam into the Company’s financial statements. Further, as the Company is currently funding all of Kazzam’s start-up activities via a loan to Kazzam (which will be repaid when the venture is profitable), the Company is recording 100% of Kazzam’s operating results in “development stage expenses” in the Company’s consolidated statement of operations and comprehensive income.

Additionally, as part of Ampology’s compensation for designing, developing and launching the exchange platform, Ampology has received a 70% ownership interest in Kazzam and a warrant to acquire 596,000 shares of Party City Holdco Inc. stock. During the nine months ended September 30, 2017, Kazzam recognized $3,000 of expense related to the fair value of the 70% interest. Additionally, during such period, Kazzam recorded $286 of expense related to the warrant. The amounts were recorded in “development stage expenses” in the Company’s consolidated statement of operations and comprehensive income. The 70% interest has been recorded as redeemable securities in the Company’s consolidated balance sheet as, in the future, Ampology has the right to cause the Company to purchase the interest. The warrant has an exercise price of $15.60 and a fair value of $2,544, which is being amortized over four years.

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

In addition to our retail operations, we are also one of the largest global designers, manufacturers and distributors of decorated party supplies, with products found in over 40,000 retail outlets worldwide, including independent party supply stores, mass merchants, grocery retailers and dollar stores. Our products are available in over 100 countries with the United Kingdom (“U.K.”), Germany, Mexico and Australia among the largest end markets for our products outside of the U.S..

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

How We Assess the Performance of Our Company

In assessing the performance of our company, we consider a variety of performance and financial measures for our two operating segments, Retail and Wholesale. These key measures include revenues and gross profit, comparable retail same-store sales and operating expenses. We also review other metrics such as adjusted net income (loss), adjusted net income (loss) per common share – diluted and adjusted EBITDA. For a discussion of our use of these measures and a reconciliation of adjusted net income (loss) and adjusted EBITDA to net income (loss), please refer to “Financial Measures—Adjusted EBITDA,” “Financial Measures—Adjusted Net Income (Loss)” and “Financial Measures—Adjusted Net Income (Loss) Per Common Share – Diluted” below.

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

Development Stage Expenses. Represents start-up activities related to Kazzam, LLC. See footnote 15 of the consolidated financial statements in Item 1 for further discussion.

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

Results of Operations

Three Months Ended September 30, 2017 Compared To Three Months Ended September 30, 2016

The following table sets forth the Company’s operating results and operating results as a percentage of total revenues for the three months ended September 30, 2017 and 2016.

	Three Months Ended September 30,
	2017		2016
	(Dollars in thousands)
Revenues:
Net sales	$557,350	99.5%	$553,382	99.4%
Royalties and franchise fees	2,759	0.5	3,568	0.6

Total revenues	560,109	100.0	556,950	100.0
Expenses:
Cost of sales	357,523	63.8	356,662	64.0
Wholesale selling expenses	16,274	2.9	14,739	2.7
Retail operating expenses	100,739	18.0	100,746	18.1
Franchise expenses	3,636	0.6	3,370	0.6
General and administrative expenses	37,971	6.8	38,972	7.0
Art and development costs	5,898	1.1	5,543	1.0
Development stage expenses	680	0.1	—	0.0

Total expenses	522,721	93.3	520,032	93.4

Income from operations	37,388	6.7	36,918	6.6
Interest expense, net	23,228	4.1	22,424	4.0
Other expense (income), net	593	0.1	(905)	(0.2)

Income before income taxes	13,567	2.4	15,399	2.8
Income tax expense	3,483	0.6	5,219	1.0

Net income	$10,084	1.8%	$10,180	1.8%

Net income per common share – Basic	$0.08		$0.09
Net income per common share – Diluted	$0.08		$0.08

Revenues

Total revenues for the third quarter of 2017 were $560.1 million and were $3.2 million, or 0.6%, higher than the third quarter of 2016. The following table sets forth the Company’s total revenues for the three months ended September 30, 2017 and 2016.

	Three Months Ended September 30,
	2017		2016
	Dollars in Thousands	Percentage of Total Revenues	Dollars in Thousands	Percentage of Total Revenues
Net Sales:
Wholesale	$381,858	68.2%	$416,387	74.8%
Eliminations	(188,565)	(33.7)%	(210,562)	(37.8)%

Net wholesale	193,293	34.5%	205,825	37.0%
Retail	364,057	65.0%	347,557	62.4%

Total net sales	557,350	99.5%	553,382	99.4%
Royalties and franchise fees	2,759	0.5%	3,568	0.6%

Total revenues	$560,109	100.0%	$556,950	100.0%

Retail

Retail net sales during the third quarter of 2017 were $364.1 million and increased $16.5 million, or 4.7%, compared to the third quarter of 2016. Retail net sales at our Party City stores totaled $324.8 million and were $19.2 million, or 6.3%, higher than 2016 as franchise store acquisitions and new store growth were partially offset by negative same-store sales (see below for further detail). During the twelve months ended September 30, 2017, we acquired 36 franchise stores and 1 independent store, opened 28 new stores and closed 8 stores. Global retail e-commerce sales totaled $34.1 million during the third quarter of 2017 and were $1.7 million, or 4.7%, lower than during the corresponding quarter of 2016. The North American e-commerce sales that are included in our Party City brand comp decreased by 9.9% during the third quarter (see below for further detail). Sales at our temporary Halloween City stores were $5.2 million during the third quarter of 2017 or $1.0 million lower than the corresponding quarter of 2016 due, in part, to stores opening later than last year.

Same-store sales for the Party City brand (including North American retail e-commerce sales) decreased by 2.6% during the third quarter of 2017, principally due to the adverse effects of Hurricanes Harvey and Irma, which negatively impacted brand comp sales by approximately 140 basis points.

Excluding the impact of e-commerce, same-store sales decreased by 1.8% as a 2.2% decrease in transaction count was partially offset by a 0.4% increase in average transaction dollar size. Hurricane Harvey and Hurricane Irma adversely impacted same-store sales by approximately 130 basis points.

The North American retail e-commerce sales included in our Party City brand comp decreased by 9.9% due to a 9.1% decrease in transaction count and a 0.8% decrease in average transaction dollar size. Hurricane Harvey and Hurricane Irma adversely impacted the percentage by approximately 140 basis points. The remainder of the decrease in transaction count reflects lower traffic as customer conversion levels were consistent with the corresponding quarter of the prior year. The decrease in average transaction dollar size was principally due to increased promotional activity as units per transaction increased by approximately 3% versus the third quarter of 2016.

Same-store sales percentages were not affected by foreign currency as such percentages are calculated in local currency.

Wholesale

Wholesale net sales during the third quarter of 2017 totaled $193.3 million and were $12.5 million, or 6.1%, lower than the third quarter of 2016. Net sales to domestic party goods retailers and distributors (including our franchisee network) totaled $80.8 million and were $18.3 million, or 18.5%, lower than during 2016. The decrease was partially due to our acquisition of 36 franchise stores during the first quarter of 2017; as post-acquisition sales to such stores (approximately $10 million during the third quarter of 2016) are now eliminated as intercompany sales. Additionally, sales to existing franchisees decreased versus the corresponding quarter of 2016, principally due to carryover inventory from the 2016 Halloween selling season. Further, gift product sales decreased by approximately $1 million due to the continued de-emphasis and product-line refinement of our Grasslands Road gift business. Net sales of metallic balloons to domestic distributors and retailers (including our franchisee network) totaled $19.2 million during the third quarter of 2017 and were $0.7 million, or 3.8%, higher than during the corresponding quarter of 2016. Our international sales

(which include U.S. export sales and exclude U.S. import sales from foreign subsidiaries) totaled $93.3 million and were $5.1 million, or 5.8%, higher than in 2016. Our growth was largely driven by the acquisition of Granmark S.A. de C.V. (“Granmark”) in Q1 of this year, as well as continued strong performance in the U.K. and German markets.

Intercompany sales to our retail affiliates totaled $188.6 million during the third quarter of 2017 and were $22.0 million, or 10.4%, lower than during the corresponding quarter of 2016. Intercompany sales represented 49.4% of total wholesale sales during the third quarter of 2017, compared to 50.6% during 2016. The decrease in intercompany sales was due to carryover inventory from the 2016 Halloween selling season. The intercompany sales of our wholesale segment are eliminated against the intercompany purchases of our retail segment in the consolidated financial statements.

Royalties and franchise fees

Royalties and franchise fees for the third quarter of 2017 totaled $2.8 million and were $0.8 million lower than during the third quarter of 2016 principally due to the acquisition of 36 franchise stores during the first quarter of 2017.

Gross Profit

The following table sets forth the Company’s gross profit for the three months ended September 30, 2017 and September 30, 2016.

	Three Months Ended September 30,
	2017		2016
	Dollars in Thousands	Percentage of Net Sales	Dollars in Thousands	Percentage of Net Sales
Retail	$141,334	38.8%	$133,177	38.3%
Wholesale	58,493	30.3	63,543	30.9

Total	$199,827	35.9%	$196,720	35.5%

The gross profit margin on net sales at retail during the third quarter of 2017 was 38.8%. Such percentage was 50 basis points higher than during the third quarter of 2016. The benefits of increased share of shelf (i.e., the percentage of our retail product cost of sales supplied by our wholesale operations) and reduced product costs were partially offset by increased promotional activities. Our wholesale share of shelf at our Party City stores and our North American retail e-commerce operations increased from 75.1% during the third quarter of 2016 to 78.0% during the third quarter of 2017.

The gross profit on net sales at wholesale during 2017 and 2016 was 30.3% and 30.9%, respectively. The decrease was principally due to sales mix (including increased international sales) and de-leveraging of our fixed distribution costs due to the lower overall sales levels.

Operating expenses

Wholesale selling expenses were $16.3 million during the third quarter of 2017 and $14.7 million during the corresponding quarter of 2016. The increase was due to approximately $1.5 million of selling costs at Granmark (acquired in March 2017). Wholesale selling expenses were 8.4% and 7.2% of net wholesale sales during the third quarters of 2017 and 2016, respectively. See above for a discussion of the decrease in net wholesale sales.

Retail operating expenses during the third quarter of 2017 were $100.7 million and were principally consistent with the third quarter of 2016. The impact of the higher store count (discussed above) was offset by further realized savings associated with improved labor productivity and efficiency in our stores and slightly lower advertising costs. Retail operating expenses were 27.7% and 29.0% of net retail sales during the third quarters of 2017 and 2016, respectively.

Franchise expenses during the third quarters of 2017 and 2016 were $3.6 million and $3.4 million, respectively.

General and administrative expenses during the third quarter of 2017 totaled $38.0 million and were $1.0 million, or 2.6%, lower than in the third quarter of 2016. Lower executive compensation was partially offset by inflationary cost increases. General and administrative expenses as a percentage of total revenues were 6.8% and 7.0% during the third quarters of 2017 and 2016, respectively.

Art and development costs were $5.9 million and $5.5 million during the third quarters of 2017 and 2016, respectively.

Development stage expenses represent start-up costs related to Kazzam (see footnote 15 to the Company’s consolidated financial statements for further detail).

Interest expense, net

Interest expense, net, totaled $23.2 million during the third quarter of 2017, compared to $22.4 million during the third quarter of 2016. The increase principally relates to adjustments to the Company’s minority interest liabilities for Print Appeal and ACIM (see footnote 10 to the Company’s consolidated financial statements for further detail). The adjustments were partially offset by the impact of a $100 million prepayment of the Company’s Term Loan Credit Agreement during the Company’s October 2016 refinancing; as well as the impact of the credit spread on such debt being reduced by 25 basis points at such time.

Other expense (income), net

For the third quarter of 2017, other expense, net, totaled $0.6 million.

For the third quarter of 2016, other income, net, totaled $0.9 million. Such amount principally represented foreign currency transaction gains.

Income tax expense

The effective income tax rate for the three months ended September 30, 2017, 25.7%, is lower than the effective rate for the three months ended September 30, 2016, 33.9%, principally due to discrete items related to uncertain tax positions, stock option exercises and return-to-provision adjustments. The impact of such items was partially offset by the effect of state tax rate changes on deferred tax liabilities.

Nine Months Ended September 30, 2017 Compared To Nine Months Ended September 30, 2016

The following table sets forth the Company’s operating results and operating results as a percentage of total revenues for the nine months ended September 30, 2017 and 2016.

	Nine Months Ended September 30,
	2017		2016
	(Dollars in thousands)
Revenues:
Net sales	$1,572,966	99.4%	$1,523,094	99.3%
Royalties and franchise fees	9,020	0.6	11,009	0.7

Total revenues	1,581,986	100.0	1,534,103	100.0
Expenses:
Cost of sales	978,142	61.8	952,294	62.1
Wholesale selling expenses	47,946	3.0	45,854	2.9
Retail operating expenses	281,981	17.8	278,070	18.1
Franchise expenses	10,666	0.7	10,507	0.7
General and administrative expenses	125,763	7.9	115,828	7.6
Art and development costs	17,638	1.1	16,596	1.1
Development stage expenses	7,092	0.4	—	0.0

Total expenses	1,469,228	92.9	1,419,149	92.5

Income from operations	112,758	7.1	114,954	7.5
Interest expense, net	65,214	4.1	67,857	4.4
Other expense (income), net	860	0.1	(4,107)	(0.2)

Income before income taxes	46,684	3.0	51,204	3.3
Income tax expense	16,301	1.0	18,903	1.2

Net income	$30,383	1.9%	$32,301	2.1%

Net income per common share – Basic	$0.25		$0.27
Net income per common share – Diluted	$0.25		$0.27

Revenues

Total revenues for the first nine months of 2017 were $1,582.0 million and were $47.9 million, or 3.1%, higher than the corresponding period of 2016. The following table sets forth the Company’s total revenues for the nine months ended September 30, 2017 and 2016.

	Nine Months Ended September 30,
	2017		2016
	Dollars in Thousands	Percentage of Total Revenues	Dollars in Thousands	Percentage of Total Revenues
Net Sales:
Wholesale	$929,255	58.7%	$945,071	61.6%
Eliminations	(459,416)	(29.0)%	(465,189)	(30.3)%

Net wholesale	469,839	29.7%	479,882	31.3%
Retail	1,103,127	69.7%	1,043,212	68.0%

Total net sales	1,572,966	99.4%	1,523,094	99.3%
Royalties and franchise fees	9,020	0.6%	11,009	0.7%

Total revenues	$1,581,986	100.0%	$1,534,103	100.0%

Retail

Retail net sales during the first nine months of 2017 were $1,103.1 million and increased $59.9 million, or 5.7%, compared to the first nine months of 2016. Retail net sales at our Party City stores totaled $993.7 million and were $59.4 million, or 6.4%, higher than 2016 as franchise store acquisitions and new store growth were partially offset by negative same-store sales (see below for further detail). During the twelve months ended September 30, 2017, we acquired 36 franchise stores and 1 independent store, opened 28 new stores and closed 8 stores. Global retail e-commerce sales totaled $104.2 million during the first nine months of 2017 and were $1.5 million, or 1.5%, higher than during the corresponding period of 2016, driven by strong international e-commerce sales. Sales at our temporary Halloween City stores were $5.2 million during the period or $1.0 million lower than the corresponding period of 2016 partially due to the fact that we opened stores later this year than a year ago.

Same-store sales for the Party City brand (including North American retail e-commerce sales) decreased by 0.3%, largely a result of the adverse impact of Hurricanes Harvey and Irma, which adversely impacted brand comp sales by approximately 50 basis points.

Excluding the impact of e-commerce, same-store sales decreased by 0.3% as a 0.9% decrease in transaction count was partially offset by a 0.6% increase in average transaction dollar size. Hurricane Harvey and Hurricane Irma adversely impacted same-store sales by approximately 40 basis points.

The North American retail e-commerce sales included in our Party City brand comp increased by 0.1% as a 2.9% increase in transaction count was mostly offset by a decrease in average transaction dollar size. Hurricane Harvey and Hurricane Irma adversely impacted the percentage by approximately 50 basis points. The increase in e-commerce transaction count reflects higher customer conversion levels versus the same period of last year. The decrease in average transaction dollar size principally relates to lower units, largely a reflection of lower free-freight promotional thresholds.

Same-store sales percentages were not affected by foreign currency as such percentages are calculated in local currency.

Wholesale

Wholesale net sales during the first nine months of 2017 totaled $469.8 million and were $10.0 million, or 2.1%, lower than during 2016. Net sales to domestic party goods retailers and distributors (including our franchisee network) totaled $204.4 million and were $32.3 million, or 13.6%, lower than during the first nine months of 2016. The decrease was principally due to our acquisition of 36 franchise stores during the first quarter of 2017; as post-acquisition sales to such stores (approximately $19 million during the first nine months of 2016) are now eliminated as intercompany sales. Additionally, sales to existing franchisees decreased versus the corresponding period of 2016, principally due to carryover inventory from the 2016 Halloween selling season. Further, gift product sales decreased by approximately $3 million due to the continued de-emphasis and product-line refinement of our Grasslands Road gift business. Net sales of metallic balloons to domestic distributors and retailers (including our franchisee network) totaled $62.4 million during the first nine months of 2017 and were $3.7 million, or 6.3%, higher than during the corresponding period of 2016 primarily due to stronger Valentine’s Day sales, in part due to the timing of certain shipments. Our international sales (which include U.S. export sales and exclude U.S. import sales from foreign subsidiaries) totaled $203.0 million and were $18.6 million, or 10.1%, higher than in 2016, despite a $4.9 million negative impact from foreign currency translation during the first nine months of 2017. This growth was attributable to two acquisitions and further expansion of our store-in-store concept with key retailers.

Intercompany sales to our retail affiliates totaled $459.4 million during the first nine months of 2017 and were $5.8 million, or 1.2%, lower than during the corresponding period of 2016. Intercompany sales represented 49.4% of total wholesale sales during the first nine months of 2017, compared to 49.2% during 2016. The decrease in intercompany sales was due to carryover inventory from the 2016 Halloween selling season. The intercompany sales of our wholesale segment are eliminated against the intercompany purchases of our retail segment in the consolidated financial statements.

Royalties and franchise fees

Royalties and franchise fees for the first nine months of 2017 totaled $9.0 million and were $2.0 million, or 18.1%, lower than during the first nine months of 2016 principally due to the acquisition of 36 franchise stores during the first quarter of 2017.

Gross Profit

The following table sets forth the Company’s gross profit for the nine months ended September 30, 2017 and September 30, 2016.

	Nine Months Ended September 30,
	2017		2016
	Dollars in Thousands	Percentage of Net Sales	Dollars in Thousands	Percentage of Net Sales
Retail	$447,787	40.6%	$419,283	40.2%
Wholesale	147,037	31.3	151,517	31.6

Total	$594,824	37.8%	$570,800	37.5%

The gross profit margin on net sales at retail during the first nine months of 2017 was 40.6%. Such percentage was 40 basis points higher than during the corresponding period of 2016. The benefits of increased share of shelf (i.e., the percentage of our retail product cost of sales supplied by our wholesale operations) and reduced product costs were partially offset by increased promotional activities. Our wholesale share of shelf at our Party City stores and our North American retail e-commerce operations increased from 75.9% during the first nine months of 2016 to 78.0% during the first nine months of 2017.

The gross profit on net sales at wholesale during 2017 and 2016 was 31.3% and 31.6%, respectively. The decrease was principally due to the strengthening of the U.S. Dollar and its unfavorable impact on certain of our international subsidiaries that purchase product in U.S. Dollars and sell in local currency. Benefits associated with continued improvements in our sourcing efforts were offset by the impact of sales mix (including increased international sales) and de-leveraging of our fixed distribution costs due to the lower overall sales levels.

Operating expenses

Wholesale selling expenses were $47.9 million during the first nine months of 2017 and $45.9 million during the corresponding period of 2016. Approximately $3 million of selling costs at Granmark (acquired in March 2017) and inflationary cost increases were partially offset by favorable foreign currency translation ($0.7 million) and lower intangible asset amortization. Wholesale selling expenses were 10.2% and 9.6% of net wholesale sales during the first nine months of 2017 and 2016, respectively. See above for a discussion of the decrease in net wholesale sales.

Retail operating expenses during the first nine months of 2017 were $282.0 million and were $3.9 million, or 1.4%, higher than during the first nine months of 2016. The impact of the increased store count (discussed above) and inflationary cost increases were mostly offset by realized savings associated with improved labor productivity and efficiency in our stores and lower advertising expenses. Retail operating expenses were 25.6% and 26.7% of net retail sales during the first nine months of 2017 and 2016, respectively.

Franchise expenses during the first nine months of 2017 and 2016 were $10.7 million and $10.5 million, respectively.

General and administrative expenses during the first nine months of 2017 totaled $125.8 million and were $9.9 million, or 8.6%, higher than in the first nine months of 2016. In conjunction with the Transition and Consulting Agreement disclosed in Note 14 to our consolidated financial statements, during the first nine months of 2017 we recorded a $5.7 million severance charge, $1.4 million of which related to equity-based compensation. Additionally, as part of a retail restructuring (also disclosed in Note 14), during the first nine months of 2017 we recorded $0.9 million of severance expense for employees of our retail segment. The remainder of the variance versus the first nine months of 2016 was principally due to inflationary cost increases and administrative costs at Granmark (acquired in March 2017). General and administrative expenses as a percentage of total revenues increased from 7.6% in 2016 to 7.9% in 2017 due to the severance.

Art and development costs were $17.6 million and $16.6 million during the first nine months of 2017 and 2016, respectively. Such amounts represent 1.1% of total revenues in both periods.

Development stage expenses represent start-up costs related to Kazzam (see footnote 15 to the Company’s consolidated financial statements for further detail).

Interest expense, net

Interest expense, net, totaled $65.2 million during the first nine months of 2017, compared to $67.9 million during the first nine months of 2016. The decrease principally reflects a $100 million prepayment of the Company’s Term Loan Credit Agreement during the Company’s October 2016 refinancing; as well as the impact of the credit spread on such debt being reduced by 25 basis points at such time.

Other expense (income), net

For the first nine months of 2017, other expense, net, totaled $0.9 million.

During the corresponding period of 2016, other income, net, totaled $4.1 million. Such amount included $6.9 million of foreign currency transaction gains, primarily the impact of the change in the U.S. Dollar from December 31, 2015 to September 30, 2016 and the corresponding re-measurement of the U.S. dollar-denominated receivables and payables of our foreign operations.

Income tax expense

The effective income tax rate for the nine months ended September 30, 2017, 34.9%, is lower than the effective rate for the nine months ended September 30, 2016, 36.9%, principally due to discrete items related to uncertain tax positions, stock option exercises and return-to-provision adjustments. The impact of such items was partially offset by the effect of state tax rate changes on deferred tax liabilities.

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

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
(Dollars in thousands)
Net income	$10,084	$10,180	$30,383	$32,301
Interest expense, net	23,228	22,424	65,214	67,857
Income taxes	3,483	5,219	16,301	18,903
Depreciation and amortization	20,694	20,015	62,519	61,186

EBITDA	57,489	57,838	174,417	180,247
Non-cash purchase accounting adjustments	1,500	—	6,350	3,689
Restructuring, retention and severance (a)	212	92	8,839	254
Deferred rent (b)	2,719	7,095	5,634	12,240
Closed store expense (c)	1,285	971	4,164	2,927
Foreign currency losses (gains), net	36	(1,767)	(1,684)	(6,945)
Employee equity based compensation (d)	630	948	3,852	2,829
Non-employee equity based compensation (e)	21	—	3,286	—
Undistributed loss (income) in unconsolidated joint ventures	134	113	(92)	380
Corporate development (f)	1,634	683	6,078	1,895
Hurricane-related costs	385	—	385	—
Other	84	61	562	118

Adjusted EBITDA	$66,129	$66,034	$211,791	$197,634

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
(Dollars in thousands, except per share amounts)
Income before income taxes	$13,567	$15,399	$46,684	$51,204
Intangible asset amortization	3,879	4,049	11,704	12,182
Non-cash purchase accounting adjustments (g)	2,241	(102)	8,165	4,991
Amortization of deferred financing costs and original issuance discounts	1,240	1,277	3,699	3,821
Restructuring, retention and severance (a)	(323)	—	7,491	—
Non-employee equity based compensation (e)	21	—	3,286	—
Hurricane-related costs	385	—	385	—
Employee equity based compensation (d)	630	948	3,852	2,829

Adjusted income before income taxes	21,640	21,571	85,266	75,027
Adjusted income tax expense (h)	6,467	7,568	30,713	27,918

Adjusted net income	$15,173	$14,003	$54,553	$47,109

Adjusted net income per common share –diluted	$0.13	$0.12	$0.45	$0.39

Weighted-average number of common shares-diluted	120,912,849	120,472,297	120,907,979	120,312,492

(a)	The “restructuring, retention and severance” amounts in the adjusted net income table relate entirely to an organizational restructuring which took place during the first quarter of 2017 and which consisted of: a) the Company entering into a Transition and Consulting Agreement with Gerry Rittenberg and b) a restructuring of the Company’s retail segment. See Note 14 for further discussion. The “restructuring, retention and severance” amounts in the adjusted EBITDA table also include additional restructuring, retention and severance charges incurred by the Company and excluded from the definition of adjusted EBITDA in the Company’s credit facilities (see above for a discussion of the Company’s use of adjusted EBITDA).
(b)	The deferred rent adjustment reflects the difference between accounting for rent and landlord incentives in accordance with GAAP and the Company’s actual cash outlay for such items.
(c)	Charges incurred related to closing underperforming stores.
(d)	The first quarter of 2017 includes a $1,362 stock option modification charge for Gerald Rittenberg. See Note 14 for further discussion.
(e)	Principally represents shares of Kazzam awarded to Ampology as compensation for Ampology’s services. See Note 15 for further discussion.
(f)	Primarily represents start-up costs for Kazzam (see Note 15 for further discussion) and third-party costs related to acquisitions (principally legal expenses).
(g)	On July 27, 2012, PC Merger Sub, Inc., which was our wholly-owned indirect subsidiary, merged into Party City Holdings Inc. (“PCHI”), with PCHI being the surviving entity (the “Transaction”). As a result of the Transaction, the Company applied the acquisition method of accounting and increased the value of certain property, plant and equipment. The impact of such adjustments on depreciation expense increased the Company’s expenses. These property, plant and equipment depreciation amounts are included in “Non-cash purchase accounting adjustments” for purposes of calculating “adjusted net income,” but are excluded from “Non-cash purchase accounting adjustments” for purposes of calculating adjusted EBITDA since they are included in depreciation expense.
(h)	Represents income tax expense/benefit after excluding the specific tax impacts for each of the pre-tax adjustments. The tax impacts for each of the adjustments were determined by applying to the pre-tax adjustments the effective income tax rates for the specific legal entities in which the adjustments were recorded.

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

Cash Flow

Net cash provided by operating activities totaled $6.3 million and $23.5 million during the nine months ended September 30, 2017 and 2016, respectively. Net cash flows provided by operating activities before changes in operating assets and liabilities were $113.5 million during the first nine months of 2017, compared to $114.1 million during 2016. Changes in operating assets and liabilities during the first nine months of 2017 and 2016 resulted in the use of cash of $107.2 million and $90.6 million, respectively. The use of cash was higher during 2017 principally due to increased income tax payments due to the Company’s increased profitability.

Net cash used in investing activities totaled $120.7 million during the nine months ended September 30, 2017, as compared to $89.1 million during the nine months ended September 30, 2016. Investing activities during 2017 included $72.8 million paid in connection with acquisitions, principally related to franchise stores and Granmark (see Note 13 to the consolidated financial statements for further detail). Capital expenditures during the nine months ended September 30, 2017 and 2016 were $47.9 million and $57.3 million, respectively. Retail capital expenditures totaled $25.1 million during 2017 and principally related to store conversions and information technology-related expenditures. Wholesale capital expenditures during 2017 totaled $22.8 million and primarily related to printing plates and dies, as well as machinery and equipment at the Company’s manufacturing operations and main distribution center.

Net cash provided by financing activities was $104.6 million during the nine months ended September 30, 2017, as compared to $71.5 million during the corresponding period of 2016. Borrowings were higher during 2017 principally due to the acquisitions.

At September 30, 2017, the Company had approximately $372 million of availability under its ABL Facility, after considering borrowing base restrictions.

Contractual Obligations

Other than as described above under “Liquidity and Capital Resources”, there were no material changes to our future minimum contractual obligations as of December 31, 2016 as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements during the three months ended September 30, 2017 and the year ended December 31, 2016.

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

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Act”)) as of September 30, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is: (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Party City Holdco Inc.’s Form 8-K dated April 21, 2015)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Party City Holdco Inc.’s Form 8-K dated April 21, 2015)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income for the three month periods ended September 30, 2017 and September 30, 2016; (iii) Condensed Consolidated Statements of Operations and Comprehensive Income for the nine month periods ended September 30, 2017 and September 30, 2016; (iv) Condensed Consolidated Statement of Stockholders’ Equity for the nine month period ended September 30, 2017; (v) Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2017 and September 30, 2016; and (vi) Notes to the Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

PARTY CITY HOLDCO INC.

	By:	/s/ Daniel J. Sullivan
Daniel J. Sullivan
Date: November 9, 2017		Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)