Form 10-K
period 2017-12-31
Party City Holdco Inc.
filed 2018-03-14
CIK 1592058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by a check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of common stock held by non-affiliates as of June 30, 2017 was $480,211,611. As of February 15, 2018, there were 96,394,102 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2018 annual meeting of stockholders, to be held on June 6, 2018, are incorporated by reference in Part III.

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

Item 1. Business

Overview

Party City Holdco is a holding company with no operating assets or operations. Party City Holdco owns 100% of PC Nextco Holdings, LLC (“PC Nextco”), which owns 100% of PC Intermediate Holdings, Inc. (“PC Intermediate”). PC Intermediate owns 100% of Party City Holdings Inc. (“PCHI”). PCHI or its direct or indirect subsidiaries conduct most of our operations. The Company’s principal executive offices are located at 80 Grasslands Road, Elmsford, New York 10523.

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

In addition to our retail operations, we are also one of the largest global designers, manufacturers and distributors of decorated party supplies, with products found in over 40,000 retail outlets worldwide, including independent party supply stores, mass merchants, grocery retailers and dollar stores. Our products are available in over 100 countries with the United Kingdom (“U.K.”), Canada, Germany, Mexico and Australia among the largest end markets for our products outside of the United States. During 2017, our third-party wholesale revenues were $629 million.

The 2005 combination of Amscan, which focused on the wholesale market, and Party City, which focused on the retail market, represented an important step in our evolution. Since the acquisition of Party City in 2005, we have steadily increased the selection of Amscan merchandise offered in Party City stores from approximately 25% to approximately 80% in 2017, allowing us to capture the full manufacturing-to-retail margin on a significant portion of our retail sales.

Through a combination of organic growth and strategic acquisitions, we have been able to generate strong topline performance and margin expansion, including:

•	Growing revenue from $2,045.1 million for the year ended December 31, 2013 to $2,371.6 million for the year ended December 31, 2017, representing a compounded annual growth rate of 3.8%.

•	Increasing adjusted EBITDA from $320.8 million for the year ended December 31, 2013 to $409.2 million for the year ended December 31, 2017.

•	Increasing adjusted net income from $68.4 million for the year ended December 31, 2013 to $148.6 million for the year ended December 31, 2017.

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

Segments

We have two reporting segments: Retail and Wholesale. In 2017, we generated 73.5% of our total revenues from our retail segment and 26.5% of our total revenues from our wholesale segment.

Our retail operations generate revenue primarily through the sale of our Amscan, Designware, Anagram and Costumes USA party supplies through our Party City stores, Halloween City stores and PartyCity.com. During

2017, approximately 80% of the product that was sold by our retail operations was supplied by our wholesale operations and approximately 23% was self-manufactured.

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

Retail Operations

Overview

Opening its first company-owned store in 1986, Party City has grown to become what we believe is the largest operator of owned and franchised party superstores by revenue in the United States. At the time of the combination of Party City and Amscan in 2005, Party City’s network consisted of 502 stores, including 254 franchised locations. Since the acquisition, we have expanded the Party City network to approximately 880 superstore locations in the United States (inclusive of franchised stores) and approximately 60 locations in Canada. We also operate approximately 250—300 temporary Halloween stores, under the Halloween City banner.

The following table shows the change in our company-owned Party City store network over the past three years:

	2017	2016	2015
Stores open at beginning of year	750	712	693
Stores opened	16	29	27
Stores acquired from franchisees/others	44	19	6
Stores closed	(7)	(10)	(14)

Stores open at end of year	803	750	712

E-commerce

Our websites, including PartyCity.com, offer a convenient, user-friendly and secure online shopping option for new and existing customers. In addition to the ability to order products, our websites provide a substantial amount of content about our party products, party planning ideas and promotional offers. The websites are also one of our key marketing vehicles, specifically as they relate to social media marketing initiatives.

Retail Advertising and Marketing

Our advertising focuses on promoting specific seasonal occasions and general party themes, with a strong emphasis on our price-value proposition, with the goal of increasing customer traffic and further building our brand.

Competition at Retail

In our retail segment, our stores compete primarily on the basis of product assortment, store location and layout, customer convenience and value. Although we compete with a variety of smaller and larger retailers, including, but not limited to, independent party goods supply stores, specialty stores, dollar stores, e-commerce merchandisers, warehouse/merchandise clubs, drug stores, and mass merchants, we believe that, based on our revenues and strong brand awareness with our customers, our retail stores maintain a leading position in the party goods business by offering a wider breadth of merchandise than most competitors and a greater selection within merchandise classes, at a compelling value. We are one of only a few vertically integrated suppliers of decorated party goods. While some of our competitors in our markets may have greater financial resources, we believe that our significant buying power, which results from the size of our retail store network and the breadth of our assortment, is an important competitive advantage. Many of our retail competitors are also customers of our wholesale business.

Retail Seasonality

Our retail operations are subject to significant seasonal variations. Historically, this segment has realized a significant portion of its revenues, cash flow and net income in the fourth quarter of the year, principally due to our Halloween sales in October and, to a lesser extent, year-end holiday sales. Halloween business represents approximately 20% of our total domestic retail sales. To maximize our seasonal opportunity, we operate a chain of temporary Halloween stores, under the Halloween City banner, during the months of September and October of each year. During 2017, our temporary Halloween stores (including Canadian stores) generated revenues of approximately $54 million.

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

	2017	2016	2015
Stores open at beginning of year	184	200	208
Stores opened/acquired by existing franchisees	3	5	—
Stores sold to the Company	(36)	(19)	(6)
Stores closed or converted to independent stores	(3)	(2)	(2)

Stores open at end of year	148	184	200

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

We receive revenue from our franchisees, consisting of an initial one-time fee and ongoing royalty fees generally ranging from 4% to 6% of net sales. In exchange for these franchise fees, franchisees principally receive brand value and company support with respect to planograms. Each franchisee has a mandated advertising budget, which consists of a minimum initial store opening promotion and ongoing local advertising and promotions. Additionally, franchisees must pay 1% to 2.25% of net sales to a group advertising fund to cover common advertising materials. We do not offer financing to our franchisees for one-time fees or ongoing royalty fees. Our franchise agreements provide us with a right of first refusal should any franchisee look to dispose of its operations.

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

The table below shows the breakdown of our total wholesale sales by channel for the year ended December 31, 2017:

Channel	Sales
(dollars in millions)
Party City and Halloween City—owned stores and e-commerce	$631
Party City franchised stores and other domestic retailers	269
Domestic balloon distributors/retailers	86
International balloon distributors	22
Other international	252

Total wholesale sales	$1,260

Product Lines

The following table sets forth the principal products we distribute by product category, and the corresponding percentage of revenue that each category represents:

Wholesale Sales by Product for the Year Ended

December 31, 2017

Category	Items	% of Sales
Tableware	Plastic Plates, Paper Plates, Plastic Cups, Paper Cups, Paper Napkins, Plastic Cutlery, Tablecovers	25%
Costumes & Accessories	Costumes, Other Wearables, Wigs	22%
Decorations	Latex Balloons, Piñatas, Crepes, Flags & Banners, Decorative Tissues, Stickers and Confetti, Scene Setters, Garland, Centerpieces	21%
Favors, Stationery & Other	Party Favors, Gift Bags, Gift Wrap, Invitations, Bows, Stationery	17%
Metallic Balloons	Bouquets, Standard 18 Inch Sing-A-Tune, SuperShapes, Weights	15%

Our products span a wide range of lifestyle events from birthdays to theme parties and sporting events, as well as holidays such as Halloween and New Year’s. In 2017, approximately 70% of our wholesale sales consisted of items designed for everyday occasions, with the remaining sales comprised of items used for holidays and seasonal celebrations throughout the year. Our product offerings cover the following broad range of occasions and life celebrations:

Current Product Offering

Everyday	Seasonal
Anniversaries	New Year’s
Bar Mitzvahs	Valentine’s Day
Birthdays	St. Patrick’s Day
Bridal/Baby Showers	Easter
Christenings Confirmations First Communions	Passover Graduations Cinco de Mayo
Theme-oriented*	Fourth of July
Weddings	Halloween
Fall
Thanksgiving
Hanukkah
Christmas

*	Our theme-oriented ensembles enhance various celebrations and include Bachelorette, Card Party, Casino, Chinese New Year, Cocktail Party, Disco, Fiesta, Fifties Rock-and-Roll, Hawaiian Luau, Hollywood, Mardi Gras, Masquerade, Patriotic, Retirement, Sports, Summer Barbeque and Western.

Wholesale Manufactured Products

In 2017, we manufactured items representing approximately 40% of our net sales at wholesale (including sales to our retail operations). Our manufacturing facilities in Minnesota, Kentucky, New York, Rhode Island, Malaysia, New Mexico, Mexico and Madagascar are generally highly automated and produce paper and plastic plates and cups, paper napkins, metallic and latex balloons, injection molded product, costumes, pinatas and other party and novelty items at globally competitive costs. State-of-the-art printing, forming, folding and packaging equipment support most of these manufacturing operations. Given our size and sales volume, we are generally able to operate our manufacturing equipment on the basis of at least two shifts per day, thus lowering production costs per unit. In select cases, we use available capacity to manufacture products for third parties, which allows us to maintain a satisfactory level of equipment utilization.

The table below summarizes our principal manufacturing facilities:

Location	Principal Products	Approximate Square Feet
Monterrey, Mexico	Stickers, gift wrap, bags and invites	355,500
Newburgh, New York	Paper napkins and paper cups	248,000
East Providence, Rhode Island	Plastic plates, cups and bowls	229,230(1)
Louisville, Kentucky	Paper plates	189,175
Tijuana, Mexico	Piñatas and other party products	135,000
Eden Prairie, Minnesota	Metallic balloons and accessories	115,600
Melaka, Malaysia	Latex balloons	100,000
Los Lunas, New Mexico	Injection molded plastics	85,055
Antananarivo, Madagascar	Costumes	41,000

(1)	The square footage represents an industrial park, which includes a 48,455 square foot office and warehouse.

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

Wholesale Customers

We have a diverse third party customer base at wholesale. During 2017, no individual third party customer accounted for more than 10% of our total third-party sales at wholesale.

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

Employees

As of December 31, 2017, the Company had approximately 9,400 full-time employees and 10,400 part-time employees, none of whom is covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Our retail business realizes a significant portion of its revenues, net income and cash flows in September and October, principally due to Halloween sales. We believe that this general pattern will continue in the future. An economic downturn, or adverse weather, during this period could adversely affect us to a greater extent than at other times of the year. Any unanticipated decrease in demand for our products during the Halloween season could require us to maintain excess inventory or sell excess inventory at substantial markdowns, which could have a material adverse effect on our business, profitability, ability to repay any indebtedness and our brand image. In addition, our sales during the Halloween season could be affected if we are not able to find sufficient and adequate lease space for our temporary Halloween City stores or if we are unable to hire qualified temporary personnel to adequately staff these stores and our distribution facility during the Halloween season, whether due to labor market conditions or a failure in our internal recruiting and staffing processes. Failure to have proper lease space and adequate personnel could hurt our business, financial condition and results of operations.

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

Our ability to successfully open and operate new stores depends on many factors including, among others, our ability to:

•	identify suitable store locations, including temporary lease space for our Halloween City locations, the availability of which is largely outside of our control;

•	negotiate and secure acceptable lease terms, desired tenant allowances and assurances from operators and developers that they can complete the project, which depend in part on the financial resources of the operators and developers;

•	obtain or maintain adequate capital resources on acceptable terms, including the availability of cash for rent outlays under new leases;

•	manufacture and source sufficient levels of inventory at acceptable costs;

•	hire, train and retain an expanded workforce of store managers and other store-level personnel, many of whom are in entry-level or part-time positions with historically high rates of turnover;

•	successfully integrate new stores into our existing control structure and operations, including information system integration;

•	maintain adequate manufacturing and distribution facilities, information system and other operational system capabilities;

•	identify and satisfy the merchandise and other preferences of our customers in new geographic areas and markets;

•	gain brand recognition and acceptance in new markets; and

•	address competitive, merchandising, marketing, distribution and other challenges encountered in connection with expansion into new geographic areas and markets, including geographic restrictions on the opening of new stores based on certain agreements with our franchisees and other business partners.

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

Because we rely heavily on our own manufacturing operations and those of our suppliers, disruptions at manufacturing facilities could adversely affect our business, results of operations, cash flows and financial performance.

Any significant disruption in manufacturing facilities, in the United States or abroad, for any reason, including regulatory requirements, unstable labor relations, the loss of certifications, power interruptions, fires, hurricanes, war or other forces of nature, could disrupt our supply of products, adversely affecting our business, results of operations, cash flows and financial performance. The occurrence of one or more natural disasters, or other disruptive geo-political events, could also result in increases in fuel (or other energy) prices or a fuel shortage, the temporary or permanent closure of one or more of manufacturing or distribution centers, the temporary lack of an adequate work force in a market, the temporary or long-term disruption in the supply of products from some local and overseas suppliers, the temporary disruption in the transport of goods from overseas or delays in the delivery of goods to our distribution centers or stores or to third parties who purchase from us. If one or more of these events occurred, our revenues and profitability would be reduced.

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

In general, our retail sales, and the retail sales of our business partners to whom we sell, represent discretionary spending by our customers and our business partners’ customers. Discretionary spending is affected by many factors, such as general business conditions, interest rates, availability of consumer credit, unemployment levels, taxation, weather, hurricanes, outbreaks of contagious diseases (such as the flu) and consumer confidence in future economic conditions. For example, Hurricanes Harvey and Irma had a negative impact on fiscal year 2017 brand comp sales, same-store sales and e-commerce sales. See “Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Overview — Results of Operations — Retail” for more information on the impact of Hurricanes Harvey and Irma on operating results. Our customers’ purchases and our business partners’ customers’ purchases of discretionary items, including our products, often decline during periods when disposable income is lower or during periods of actual or perceived unfavorable economic conditions. If this occurs, our revenues and profitability will decline. In addition, economic downturns may make it difficult for us to accurately forecast future demand trends, which could cause us to purchase excess inventories, resulting in increases in our inventory carrying cost, or insufficient inventories, resulting in our inability to satisfy our customer demand and potential loss of market share.

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

Certain aspects of recent U.S. federal income tax reform could negatively affect us.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“the Act”) was signed into law. The Act should result in an overall benefit to us, because it will reduce our marginal U.S. federal income rate to 21%, effective January 1, 2018, and will generally allow us to immediately deduct 100% of the cost of tangible, depreciable property that we acquire after September 27, 2017 and place into service on or before December 31, 2022.

Certain aspects of the Act, however, could negatively affect us. For example, under the Act, we will generally not be able to deduct our business interest expense to the extent that it exceeds 30% of our EBITDA for our 2018 through 2021 tax years or 30% of our EBIT thereafter.

Additionally, under the Act, we will be required to pay a one-time transition tax on the previously untaxed deferred foreign earnings that our foreign subsidiaries have accrued since 1986 at a rate of 15.5% for cash and cash-equivalent profits and 8% on other reinvested foreign earnings (the “Transition Tax”). We may elect to pay this Transition Tax over eight annual installments without interest.

Further, under the Act, we will lose the domestic production activities deduction and we may be subject to a tax on global intangible low-taxed income.

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

We conduct our business in a number of foreign countries, including contracting with manufacturers and suppliers located outside of the United States, many of which are located in Asia. We have expanded our international operations through numerous acquisitions and we plan on continuing to expand them through additional acquisitions, investments in joint ventures and organic growth. Our operations and financial condition may be adversely affected if the markets in which we compete or source our products are affected by changes in political, economic or other factors. These factors, over which we have no control, may include:

•	recessionary or expansive trends in international markets;

•	changes in foreign currency exchange rates, principally fluctuations in the British Pound Sterling, the Canadian Dollar, the Euro, the Malaysian Ringgit, the Mexican Peso and the Australian Dollar;

•	hyperinflation or deflation in the foreign countries in which we operate;

•	work stoppages or other employee rights issues;

•	the imposition of restrictions on currency conversion or the transfer of funds;

•	transportation delays and interruptions;

•	increases in the taxes we pay and other changes in applicable tax laws;

•	difficulty enforcing our intellectual property and competition against counterfeit goods;

•	legal and regulatory changes and the burdens and costs of our compliance with a variety of laws, including trade restrictions and tariffs; and

•	political and economic instability.

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

Our success depends, in large part, on our senior management team.

The success of our business depends, to a large extent, on the continued service of our senior management team. James M. Harrison, our Chief Executive Officer, has been with the Company for over 20 years. We may not be able to adequately mitigate the negative impact on our business and competitive position that the loss of his services and leadership could have, as we may not be able to find management personnel internally or externally with similar experience and industry knowledge to replace him on a timely basis. We may also experience similar risks with respect to other members of our senior management team. We do not maintain key life insurance on any of our senior officers.

Our supply of qualified personnel and our labor costs depend in part on factors outside of our control.

As our business expands, we believe that our future success will depend greatly on our continued ability to attract, motivate and retain qualified personnel who are able to successfully meet the needs of our business. Although we generally have been able to meet our staffing requirements in the past, our ability to meet our labor needs while controlling costs is subject to external factors, such as unemployment levels, labor market conditions, minimum wage legislation and changing demographics. Recently, various legislative movements have sought to increase the federal minimum wage in the United States, as well as the minimum wage in a number of individual states. As federal or state minimum wage rates increase, we may need to increase not only the wage rates of our minimum wage employees, but also the wages paid to our other hourly employees as well. Our inability to meet our staffing requirements in the future at costs that are favorable to us, or at all, could impair our ability to increase revenue, and our customers could experience lower levels of customer service.

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

We have made a number of recent acquisitions which have contributed to our growth. Acquisitions require significant capital resources and can divert management’s attention from our existing business. Acquisitions also entail an inherent risk that we could become subject to contingent or other liabilities, including liabilities arising from events or conduct predating the acquisition, that were not known to us at the time of acquisition. We may also incur significantly greater expenditures in integrating an acquired business than we had anticipated at the time of the acquisition, which could impair our ability to achieve anticipated cost savings and synergies. Acquisitions may also have unanticipated tax and accounting ramifications. Furthermore, acquisitions might consume a significant portion of our senior management team’s time and efforts with issues unrelated to advancing our core business strategies and operation issues. Our failure to successfully identify and consummate acquisitions or to manage and integrate the acquisitions we make could have a material adverse effect on our business, financial condition or results of operations.

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

As of December 31, 2017, we had total indebtedness of $1,831.4 million, net of deferred financing costs, capitalized call premiums and original issue discounts. Additionally, we had $172.0 million of borrowing capacity available under our asset-based revolving credit facility (“ABL Facility”, collectively with our senior secured term loan facility, the “Senior Credit Facilities”).

As of December 31, 2017, we had outstanding approximately $1,480.5 million in aggregate principal amount of indebtedness under the Senior Credit Facilities, net of deferred financing costs, capitalized call premiums and original issue discounts. Such indebtedness bears interest at a floating rate.

We also have, and will continue to have, significant lease obligations. As of December 31, 2017, our minimum aggregate rental obligation under operating leases for fiscal 2018 through 2022 totaled $742.6 million.

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

Investment funds affiliated with Thomas H. Lee Partners, L.P. (“THL”) will have the ability to control the outcome of matters submitted for stockholder approval and may have interests that differ from those of our other stockholders.

Investment funds affiliated with THL beneficially own approximately 60% of our capital stock in the aggregate. As a result, THL has significant influence over corporate transactions. So long as investment funds associated with or designated by THL continue to own a significant amount of the outstanding shares of our common stock, even if such amount is less than 50%, THL will continue to be able to strongly influence or effectively control our decisions, regardless of whether or not other stockholders believe that the transaction is in their own best interests. Such concentration of voting power could also have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders.

Maintaining and improving our financial controls and the requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we are subject to the reporting and other requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the New York Stock Exchange (the “NYSE”) rules. The requirements of these rules and regulations have increased and will continue to significantly increase our legal and financial compliance costs, including costs associated with the hiring of additional personnel, making some activities more difficult, time-consuming or costly, and may also place undue strain on our personnel, systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition.

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

Sales of substantial amounts of our common stock in the public market in future offerings, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future, at a time and price that we deem appropriate. In addition, the additional sale of our common stock by our officers, directors or THL in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline.

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

To the extent that any of us, our executive officers, directors or THL sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly.

Anti-takeover provisions in our charter documents and Delaware law might discourage, delay or prevent a change in control of our company.

Our amended and restated certificate of incorporation or bylaws contain provisions that may make the acquisition of our company more difficult without the approval of our board of directors. These provisions include:

•	the division of our board of directors into three classes and the election of each class for three-year terms;

•	certain rights of THL with respect to the designation of directors for nomination and election to our board of directors;

•	advance notice requirements for stockholder proposals and director nominations;

•	the sole ability of the board of directors to fill a vacancy created by the expansion of the board of directors;

•	the required approval of holders of at least 75% of our outstanding shares of capital stock entitled to vote generally at an election of the directors to remove directors only for cause once THL ceases to own at least 50% of our outstanding common stock;

•	the required approval of holders of at least 66 2⁄3% of our outstanding shares of capital stock entitled to vote at an election of directors to adopt, amend or repeal our bylaws, or amend or repeal certain provisions of our amended and restated certificate of incorporation once THL ceases to own at least 50% of our outstanding common stock;

•	limitations on the ability of stockholders to call special meetings and, when THL ceases to own 50% of our outstanding common stock, to take action by written consent; and

•	provisions that reproduce much of the provisions that limit the ability of “interested stockholders” (other than THL and certain of its transferees) from engaging in specified business combinations with us absent prior approval of the board of directors or holders of 66 2⁄3% of our voting stock.

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

The Company maintains the following facilities for its corporate and retail headquarters and to conduct its principal design, manufacturing and distribution operations:

Location	Principal Activity	Square Feet	Owned or Leased (With Expiration Date)
Elmsford, New York	Executive and other corporate offices, showrooms, design and art production for party products	146,346 square feet	Leased (1)
Rockaway, New Jersey	Retail corporate offices	106,000 square feet	Leased (expiration date: July 31, 2022)
Antananarivo, Madagascar	Manufacture of costumes	41,000 square feet	Leased (expiration date: December 31, 2023)
Dallas, Texas	Manufacture/personalization of cups and napkins	54,413 square feet	Leased (expiration date: January 31, 2019)
East Providence, Rhode Island	Manufacture and distribution of plastic plates, cups and bowls	229,231 square feet (2)	Leased (expiration date: April 27, 2026)
Eden Prairie, Minnesota	Manufacture of metallic balloons and accessories	115,600 square feet	Owned
Eden Prairie, Minnesota	Manufacture of retail, trade show and showroom fixtures	57,873 square feet	Leased (expiration date: October 31, 2020)
Los Lunas, New Mexico	Manufacture of injection molded plastics	85,055 square feet	Owned
Louisville, Kentucky	Manufacture and distribution of paper plates	213,958 square feet	Leased (expiration date: March 31, 2025)
Melaka, Malaysia	Manufacture and distribution of latex balloons	100,000 square feet	Leased (expiration date: May 30, 2072)
Monterrey, Mexico	Manufacture and distribution of party products	355,500 square feet	Leased (expiration date: March 3, 2027)
Newburgh, New York	Manufacture of paper napkins and cups	248,000 square feet	Leased (expiration date: July 31, 2027)

Location	Principal Activity	Square Feet	Owned or Leased (With Expiration Date)
Tijuana, Mexico	Manufacture and distribution of party products	135,000 square feet	Leased (3)
Brooklyn, New York	Distribution of balloons	68,700 square feet	Leased (expiration date: March 31, 2019)
Chester, New York	Distribution of party products	896,000 square feet	Owned
Edina, Minnesota	Distribution of metallic balloons and accessories	122,312 square feet	Leased (expiration date: March 31, 2021)
Kirchheim unter Teck, Germany	Distribution of party goods	215,000 square feet	Owned
Milton Keynes, Buckinghamshire, England	Distribution of party products throughout Europe	130,858 square feet	Leased (expiration date: December 31, 2022)
Naperville, Illinois	Distribution of party goods for e-commerce sales	440,343 square feet	Leased (expiration date: December 31, 2033)

(1)	Property is comprised of two buildings with various lease expiration dates through December 31, 2027.
(2)	This figure represents an industrial park, which includes a 48,455 square foot office and warehouse.
(3)	Property is comprised of two buildings with various lease expiration dates through March 31, 2022.

In addition to the facilities listed above, we maintain smaller distribution facilities in Mexico, Australia and the United Kingdom, small manufacturing facilities in Madagascar, small administrative offices in California, Australia, Canada and the United Kingdom, and sourcing offices in China, Hong Kong, Indonesia, Vietnam and India. We also maintain warehouses in Michigan and New York, a sales office in Japan and showrooms in New York, Canada and the United Kingdom.

As of December 31, 2017, Company-owned and franchised permanent stores were located in the following states and Puerto Rico:

State	Company-owned	Franchise	Chain-wide
Alabama	9	0	9
Arizona	16	0	16
Arkansas	0	3	3
California	107	15	122
Colorado	15	0	15
Connecticut	16	0	16
Delaware	1	1	2
Florida	65	8	73
Georgia	30	1	31
Hawaii	0	2	2
Illinois	49	0	49
Indiana	21	0	21
Iowa	9	0	9
Kansas	6	0	6
Kentucky	9	0	9
Louisiana	12	0	12
Maine	3	0	3
Maryland	12	12	24
Massachusetts	25	0	25

State	Company-owned	Franchise	Chain-wide
Michigan	28	0	28
Minnesota	0	16	16
Mississippi	1	2	3
Missouri	18	1	19
Montana	0	1	1
Nebraska	4	0	4
Nevada	6	0	6
New Hampshire	7	0	7
New Jersey	27	2	29
New Mexico	3	0	3
New York	53	12	65
North Carolina	13	5	18
North Dakota	0	3	3
Ohio	30	0	30
Oklahoma	9	0	9
Oregon	1	2	3
Pennsylvania	14	17	31
Puerto Rico	0	5	5
Rhode Island	3	0	3
South Carolina	9	1	10
Tennessee	9	7	16
Texas	57	17	74
Vermont	1	0	1
Virginia	15	8	23
Washington	18	1	19
West Virginia	4	0	4
Wisconsin	12	0	12

Total	747	142	889

Additionally, at December 31, 2017, there were 56 company-owned stores in Canada (including four opened during fiscal year 2017) and six franchise stores in Mexico.

In 2017, we operated 272 temporary stores, under the Halloween City banner, in the U.S. and Canada. Under this program, we operate stores under short-term leases with terms of approximately four months (to cover the early September through late October Halloween selling season).

We lease the property for all of our company-operated stores, which generally range in size from 10,000 square feet to 15,000 square feet. We do not believe that any individual store property is material to our financial condition or results of operations. Of the leases for the company-owned stores at December 31, 2017, 71 expire in 2018, 100 expire in 2019, 65 expire in 2020, 75 expire in 2021, 72 expire in 2022 and the balance expire in 2023 or thereafter. We have options to extend many of these leases for a minimum of five years.

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

The Company’s common stock is listed on the NYSE under the symbol “PRTY”. The following table sets forth, for the quarterly periods indicated, the high and low market prices per share of the Company’s common stock, as reported on the NYSE.

	High	Low
Quarter ended March 31, 2017	15.95	12.75
Quarter ended June 30, 2017	17.05	13.35
Quarter ended September 30, 2017	16.90	13.40
Quarter ended December 31, 2017	14.23	9.50

	High	Low
Quarter ended March 31, 2016	15.11	7.53
Quarter ended June 30, 2016	15.34	12.05
Quarter ended September 30, 2016	19.10	13.57
Quarter ended December 31, 2016	17.85	14.15

As of the close of business on February 15, 2018, there were fifty one holders of record of the Company’s common stock, which does not reflect those shares held beneficially or those shares held in “street” name. Accordingly, the number of beneficial owners of our common stock exceeds this number.

Dividend Policy

No dividends were paid to stockholders during fiscal years 2016 or 2017. The Company currently intends to retain all of its future earnings, if any, to finance operations, development and growth of its business and repay indebtedness. Most of the Company’s indebtedness contains restrictions on the Company’s activities, including paying dividends on its capital stock and restricting dividends or other payments to the Company. See Note 8, Long-Term Obligations, of Item 8, “Financial Statements and Supplementary Data,” in this Annual Report on Form 10-K for further discussion. Any future determination relating to our dividend policy will be made at the discretion of the Company’s board of directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions, future prospects, contractual restrictions and covenants and other factors that the board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	8,024,761	$8.89	6,581,624
Equity compensation plans not approved by security holders	596,000	15.60	254,000

Total	8,620,761	$9.35	6,835,624

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on the Company’s common stock with the S&P 500 Index and the Dow Jones U.S. Specialty Retailers Index for the period from the completion of our initial public offering on April 16, 2015 through December 31, 2017. The graph assumes an investment of $100 made at the closing of trading on April 16, 2015 in (i) the Company’s common stock, (ii) the stocks comprising the S&P 500 Index and (iii) the stocks comprising the Dow Jones U.S. Specialty Retailers Index. All values assume reinvestment of the full amount of all dividends, if any, into additional shares of the same class of equity securities at the frequency with which dividends were paid on such securities during the applicable time period. The stock price performance included in the line graph below is not necessarily indicative of future stock price performance. The stock performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing by us under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate the graph by reference in such filing.

Common Stock Repurchases

The following table contains information for common stock repurchased during the fourth quarter of 2017:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 to October 31	—	—	—	$100,000,000
November 1 to November 30	336,633	$12.53	336,633	95,781,989
December 1 to December 31	23,042,934	$12.26	3,201,240	55,336,095

Total	23,379,567		3,537,873

(1)	Represents shares repurchased in open market transactions pursuant to the Share Repurchase Program (as defined below) and the repurchase of 19,841,694 shares in a privately negotiated transaction from Advent International Corporation in December 2017 (the “Advent Share Repurchase”).

(2)	Other than the Advent Share Repurchase, all other shares repurchases were made pursuant to a share repurchase program (the “Share Repurchase Program”) authorized by our board of directors. This program was announced on November 9, 2017 and allows for the purchase of up to $100 million of outstanding share of our common stock in privately negotiated transactions or in the open market, or otherwise.

Item 6.	Selected Consolidated Financial Data

The following table sets forth selected historical consolidated financial data for the periods and as of the dates indicated below. Our selected historical consolidated financial data as of December 31, 2016 and December 31, 2017 and for the years ended December 31, 2015, December 31, 2016 and December 31, 2017 presented in this table has been derived from our historical audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our selected historical consolidated financial data for the years ended December 31, 2013 and December 31, 2014 were derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

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

	Fiscal Year Ended December 31, 2013 (1)	Fiscal Year Ended December 31, 2014 (2)	Fiscal Year Ended December 31, 2015 (3)	Fiscal Year Ended December 31, 2016 (4)	Fiscal Year Ended December 31, 2017 (5)
Income Statement Data:
Revenues:
Net sales	$2,026,272	$2,251,589	$2,275,122	$2,266,386	$2,357,986
Royalties and franchise fees	18,841	19,668	19,411	17,005	13,583

Total revenues	2,045,113	2,271,257	2,294,533	2,283,391	2,371,569
Expenses:
Cost of sales (6)	1,259,188	1,375,706	1,370,884	1,350,387	1,395,279
Wholesale selling expenses	68,102	73,910	64,260	59,956	65,356
Retail operating expenses	369,996	397,110	401,039	408,583	415,167
Franchise expenses	13,320	14,281	14,394	15,213	14,957
General and administrative expenses	146,094	147,718	151,097	152,919	168,369
Art and development costs	19,311	19,390	20,640	22,249	23,331
Development stage expenses (7)	—	—	—	—	8,974
Impairment of Halloween City trade name (8)	7,500	—	—	—	—

Income from operations	161,602	243,142	272,219	274,084	280,136
Interest expense, net	143,406	155,917	123,361	89,380	87,366
Other expense (income), net (9)	18,478	5,891	130,990	(2,010)	4,626

(Loss) income before income taxes	(282)	81,334	17,868	186,714	188,144
Income tax (benefit) expense (10)	(4,525)	25,211	7,409	69,237	(27,196)

Net income	4,243	56,123	10,459	117,477	215,340
Less: net income attributable to noncontrolling interests	224	—	—	—	—

Net income attributable to Party City Holdco Inc.	$4,019	$56,123	$10,459	$117,477	$215,340

Statement of Cash Flow Data:
Net cash provided by (used in)
Operating activities (11)	$135,818	$136,387	$80,212	$257,800	$267,921
Investing activities (11)	(112,522)	(89,632)	(100,136)	(113,733)	(141,645)
Financing activities (11)	(18,373)	(23,530)	18,941	(119,740)	(139,962)

Per Share Data:
Basic	$0.04	$0.60	$0.09	$0.98	$1.81
Diluted	$0.04	$0.59	$0.09	$0.98	$1.79
Weighted Average
Outstanding basic	93,725,721	93,996,355	111,917,168	119,381,842	118,589,421
Diluted	93,725,721	94,444,137	112,943,807	120,369,672	119,894,021
Cash dividend per common share	$3.60	—	—	—	—

Other Financial Data:
Adjusted EBITDA (12)	$320,775	$362,125	$380,293	$390,049	$409,210
Adjusted net income (12)	$68,393	$86,838	$114,206	$138,277	$148,643
Adjusted net income per common share – diluted (12)	$0.73	$0.92	$1.01	$1.15	$1.24
Number of company-owned Party City stores	674	693	712	750	803
Capital expenditures	$61,241	$78,241	$78,825	$81,948	$66,970
Party City brand comp sales (13)	2.9%	5.8%	1.5%	(0.4)%	(0.7)%
Share of shelf (14)	67.5%	70.2%	75.0%	76.6%	79.6%

Balance Sheet Data (at end of period):
Cash and cash equivalents	$25,645	$47,214	$42,919	$64,610	$54,291
Working capital (15).	400,748	467,115	382,788	387,565	194,632
Total assets (15)	3,272,288	3,336,491	3,292,403	3,393,978	3,454,756
Total debt (15)(16)	2,129,240	2,120,796	1,786,809	1,673,090	1,831,440
Redeemable common securities	23,555	35,062	—	—	3,590
Total equity (16)	456,757	487,226	913,017	1,016,789	968,790

(1)	The acquisitions of Party Delights Ltd. (“Party Delights”) and iParty Corp. (“IParty”) are included in the financial statements from their acquisition dates (first quarter 2013 and second quarter 2013, respectively).

(2)	The acquisition of U.S. Balloon Manufacturing Co., Inc. (“U.S. Balloon”) is included in the financial statements from the acquisition date (fourth quarter 2014).
(3)	The acquisitions of Travis Designs Limited (“Travis”) and Accurate Custom Injection Molding Inc. (“ACIM”) are included in the financial statements from their acquisition dates (first quarter 2015 and third quarter 2015, respectively).
(4)	The acquisitions of nineteen franchise stores and Festival S.A. are included in the financial statements from their acquisition dates during the first quarter of 2016.
(5)	The acquisitions of thirty-six franchise stores and Granmark S.A. de C.V. (“Granmark”) are included in the financial statements from their acquisition dates during the first quarter of 2017. The acquisition of Print Appeal, Inc. (“Print Appeal”) is included in the financial statements from its acquisition date during the third quarter of 2017.
(6)	On July 27, 2012, PC Merger Sub, Inc. (“Merger Sub”), which was our wholly-owned indirect subsidiary, merged into PCHI, with PCHI being the surviving entity (the “Transaction”). As a result of the Transaction, the Company applied the acquisition method of accounting and increased the value of its inventory by $89.8 million as of July 28, 2012. Such adjustment increased the Company’s cost of sales during 2014 and 2013 by $5.9 million and $25.2 million, respectively, as the related inventory was sold.
(7)	During the first quarter of 2017, the Company and Ampology, a subsidiary of Trivergence, reached an agreement to form a new legal entity (Kazzam, LLC) for the purpose of designing, developing and launching an online exchange platform for party-related services. The website will allow consumers to select, schedule and pay for various services (including entertainment, activities and food) all through a single portal. During 2017, Kazzam incurred $9.0 million of start-up expenses, which are recorded in development stage expenses in the Company’s consolidated statement of operations and comprehensive income.
(8)	In conjunction with the Transaction, the Company applied the acquisition method of accounting and allocated the $2.7 billion acquisition price to various tangible and intangible assets, including the Company’s Halloween City trade name. The value that was ascribed to the trade name was based on the number of Halloween City stores that the Company expected to open during each subsequent Halloween selling season and the expected performance of such stores. The number of stores that the Company opens during a season is driven by many factors, including the availability of suitable locations. During 2013, the Company made a strategic decision to open fewer temporary Halloween City stores. As a result of a change in store performance and the Company’s decision to open fewer Halloween City stores than previously assumed, during 2013 the Company lowered the value of its Halloween City trade name by recording a $7.5 million impairment charge.
(9)	During August 2015, PCHI redeemed all $700 million of its 8.875% senior notes (“Old Senior Notes”) and refinanced its existing $1,125 million senior secured term loan facility (“Old Term Loan Credit Agreement”) and $400 million asset-based revolving credit facility (“Old ABL Facility”) with new indebtedness consisting of: (i) a senior secured term loan facility (“Term Loan Credit Agreement”), (ii) a $540 million asset-based revolving credit facility (with a seasonal increase to $640 million during a certain period of each calendar year) (“ABL Facility”) and (iii) $350 million of 6.125% senior notes (“Senior Notes”). The redemption price for the Old Senior Notes was 6.656% of the principal amount, or $46.6 million. The Company recorded such amount in other expense, net. Additionally, in conjunction with the refinancing, the Company wrote-off $22.7 million of previously capitalized deferred financing costs, original issuance discounts and call premiums and also recorded such amount in other expense, net. Further, in conjunction with the refinancing of the term loans, the Company incurred banker and legal fees, $9.8 million of which was recorded in other expense, net.

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

(10)	On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“the Act”) was signed into law. The Act significantly changed U.S. tax law, including lowering the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018, and implementing a one-time “deemed repatriation” tax on unremitted earnings accumulated in non-U.S. jurisdictions. Due to the complexities of accounting for the Act, the SEC issued Staff Accounting Bulletin No. 118 which allows entities to include a provisional estimate of the impact of the Act in its 2017 financial statements. Therefore, based on currently available information, during 2017 the Company recorded a provisional estimate of the impact of the Act, which included an income tax benefit of $91.0 million related to the remeasurement of its domestic deferred tax liabilities and deferred tax assets due to the lower U.S. corporate tax rate. Additionally, during 2017, the Company recorded an income tax expense of $1.1 million as its provisional estimate of the Transition Tax related to the deemed repatriation of unremitted earnings of foreign subsidiaries. See footnote 13 to the consolidated financial statements in Item 8. for further discussion.
(11)	See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity,” for a discussion of cash flows.
(12)

The Company presents adjusted EBITDA, adjusted net income and adjusted net income per common share—diluted as supplemental measures of its operating performance. The Company defines EBITDA as net income (loss) before interest expense, net, income taxes, depreciation and amortization and defines adjusted EBITDA as EBITDA, as further adjusted to eliminate the impact of certain items that the Company does not consider indicative of our core operating performance. These further adjustments are itemized below. Adjusted net income represents the Company’s net income (loss) adjusted for, among other items, intangible asset amortization, non-cash purchase accounting adjustments, amortization of deferred financing costs and original issue discounts, refinancing charges, equity based compensation, and impairment charges. Adjusted net income per common share—diluted represents adjusted net income divided by diluted weighted average common shares outstanding. The Company presents these measures as supplemental measures of its operating performance. You are encouraged to evaluate these adjustments and the reasons the Company considers them appropriate for supplemental analysis. In evaluating the measures, you should be aware that in the future the Company may incur expenses that are the same as, or similar to, some of the adjustments in this presentation. The Company’s presentation of adjusted EBITDA and adjusted net income should not be construed as an inference that the Company’s future results will be unaffected by unusual or non-recurring items.

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

	Fiscal Year Ended December 31, 2013		Fiscal Year Ended December 31, 2014		Fiscal Year Ended December 31, 2015		Fiscal Year Ended December 31, 2016		Fiscal Year Ended December 31, 2017
Net income	$4,243		$56,123		$10,459		$117,477		$215,340
Interest expense, net	143,406		155,917		123,361		89,380		87,366
Income taxes	(4,525)		25,211		7,409		69,237		(27,196)
Depreciation and amortization	94,624		82,890		80,515		83,630		85,168

EBITDA	237,748		320,141		221,744		359,724		360,678
Non-cash purchase accounting adjustments	25,229	(a)	8,868	(a)	4,470	(a)	4,114	(a)	7,378	(a)
Management fee	3,000	(b)	3,356	(b)	31,627	(b)	—		—
Impairment charges	7,822	(c)	1,012		852		—		—
Restructuring, retention and severance	4,673		3,391		2,318		911		9,718	(d)
Refinancing charges	12,295	(e)	4,396	(e)	94,607	(e)	1,458	(e)	—
Deferred rent	17,055	(f)	14,418	(f)	13,407	(f)	18,835	(f)	7,287	(f)
Business interruption	500		(2,435)		—		—		—
Corporate development expenses	4,828	(g)	700	(g)	1,786	(g)	4,290	(g)	9,401	(g)
Foreign currency losses (gains)	1,581		1,447		3,691		(7,417)		466
Closed store expense	1,498	(h)	1,199	(h)	1,901	(h)	3,688	(h)	4,875	(h)
Employee equity based compensation	2,137		1,583		3,042		3,853		5,309
Non-employee equity based compensation	—		—		—		—		3,033	(i)
Undistributed loss (gain) in unconsolidated joint ventures	172		1,556		562		314		(194)
Gain on sale of assets	—		—		(2,660)		—		—
Hurricane-related costs	—		—		—		—		455
Change-of-control license premium	—		—		3,000		—		—
Other	2,237		2,493		(54)		279		804

Adjusted EBITDA	$320,775		$362,125		$380,293		$390,049		$409,210

	Fiscal Year Ended December 31, 2013		Fiscal Year Ended December 31, 2014		Fiscal Year Ended December 31, 2015		Fiscal Year Ended December 31, 2016		Fiscal Year Ended December 31, 2017
(Loss) income before income taxes	$(282)		$81,334		$17,868		$186,714		$188,144
Intangible asset amortization	26,997	(j)	22,195	(j)	18,885	(j)	17,247	(j)	16,959	(j)
Non-cash purchase accounting adjustments	39,414	(a)	13,692	(a)	6,445	(a)	5,300	(a)	9,549	(a)
Amortization of deferred financing costs and original issuance discount	20,211	(k)(e)	15,610	(k)(e)	40,516	(k)(e)	5,818	(k)(e)	4,937	(k)
Management fee	3,000	(b)	3,356	(b)	31,627	(b)	—		—
Refinancing charges	4,068	(e)	1,407	(e)	65,338	(e)	725	(e)	—
Employee equity based compensation	2,137		1,583		3,042		3,853		5,309
Non-employee equity based compensation	—		—		—		—		3,033	(i)
Restructuring, retention and severance	—		—		—		—		7,113	(d)
Hurricane-related costs	—		—		—		—		455
Impairment charges	7 ,822	(c)	1,012		852		—		—
Gain on sale of assets	—		—		(2,660)		—		—
Change-of-control license premium	—		—		3,000		—		—

Adjusted income before income taxes	103,367		140,189		184,913		219,657		235,499
Adjusted income taxes	34,974	(l)	53,351	(l)	70,707	(l)	81,380	(l)	86,856	(l)(m)

Adjusted net income	$68,393		$86,838		$114,206		$138,277		$148,643

Adjusted net income per common share—diluted	$0.73		$0.92		$1.01		$1.15		$1.24

(a)	As a result of the Transaction, the Company applied the acquisition method of accounting and increased the value of its inventory by $89.8 million as of July 28, 2012. Such adjustment increased the Company’s cost of sales during 2014 and 2013 by $5.9 million and $25.2 million, respectively, as the related inventory was sold. Further, during the application of the acquisition method of accounting, the Company increased the value of certain property, plant and equipment. The impact of such adjustments on depreciation expense increased the Company’s expenses during 2017, 2016, 2015, 2014 and 2013 by $1.0 million, $1.4 million, $2.8 million, $4.8 million and $14.2 million, respectively. These property, plant and equipment depreciation amounts are included in “Non-cash purchase accounting adjustments” for purposes of calculating “adjusted net income”, but are excluded from “Non-cash purchase accounting adjustments” for purposes of calculating adjusted EBITDA since they are included in depreciation expense.
(b)	At the time of the Transaction, the Company entered into a management agreement with THL and Advent under which THL and Advent provided advice to the Company on, among other things, financing, operations, acquisitions and dispositions. Under the agreement, THL and Advent were paid an annual management fee for such services. In connection with the initial public offering in April 2015, the management agreement was terminated and the Company paid THL and Advent a termination fee. Such amount, $30.7 million, was recorded in other expense, net.
(c)	In conjunction with the Transaction, the Company applied the acquisition method of accounting and allocated the $2.7 billion acquisition price to various tangible and intangible assets, including the Company’s Halloween City trade name. The value that was ascribed to the trade name was based on the number of Halloween City stores that the Company expected to open during each subsequent Halloween selling season and the expected performance of such stores. The number of stores that the Company opens during a season is driven by many factors, including the availability of suitable locations. During 2013, the Company made a strategic decision to open fewer temporary Halloween City stores. As a result of a change in store performance and the Company’s decision to open fewer Halloween City stores than previously assumed, during 2013 the Company lowered the value of its Halloween City trade name by recording a $7.5 million impairment charge.
(d)	The “restructuring, retention and severance” amounts in the adjusted net income table relate entirely to an organizational restructuring which took place during the first quarter of 2017 and which consisted of: a) the Company entering into a Transition and Consulting Agreement with Gerry Rittenberg and b) a restructuring of the Company’s retail segment. See Note 20 to the consolidated financial statements in Item 8. for further discussion. The “restructuring, retention and severance” amounts in the adjusted EBITDA table also include additional restructuring, retention and severance charges incurred by the Company and excluded from the definition of adjusted EBITDA in the Company’s credit facilities (see above for a discussion of the Company’s use of adjusted EBITDA).
(e)	During October 2016, the Company amended the Term Loan Credit Agreement. In conjunction with that amendment, the Company wrote-off $0.4 million of costs that had been capitalized during the initial issuance of the debt. Additionally, the Company wrote-off $0.3 million of the net original issuance discount that existed as of the time of the amendment. The amounts are included in “Refinancing charges” in the adjusted EBITDA table above and in “Amortization of deferred financing costs and original issue discount” in the adjusted net income table above (consistent with the presentation in the Company’s consolidated statement of cash flows included elsewhere in this Annual Report on Form 10-K). Further, in conjunction with the amendment, the Company expensed $0.7 million of investment banking and legal fees. These amounts are included in “Refinancing charges” in the tables above.

During August 2015, the Company refinanced its debt. In conjunction with the refinancing, the Company paid a call premium and other third-party costs. The Company recorded such payments, $56.4 million in aggregate, in the Company’s 2015 consolidated statement of operations and comprehensive loss. The amount is included in “Refinancing charges” in the tables above. Additionally, in conjunction with the refinancing, the Company wrote off $22.7 million of capitalized debt issuance costs, original issuance discounts and call premiums. Such charge was recorded in the Company’s 2015 consolidated statement of operations and comprehensive loss and included in “Refinancing charges” in the adjusted EBITDA table above and in “Amortization of deferred financing costs and original issue discounts” in the adjusted net income table above (consistent with the presentation in the Company’s consolidated statement of cash flows included elsewhere in this annual Report on Form 10-K). Further, as PCHI was required to provide 30 days of notice when calling its Old Senior Notes, during a portion of 2015 both the Old Senior Notes and Senior Notes were outstanding. The overlapping interest expense, $2.0 million, is included in “Refinancing charges” in the adjusted net income table above.

During April 2015, the Company used proceeds from the initial public offering to redeem the Nextco Notes. The redemption resulted in a prepayment penalty of $7.0 million. The Company recorded the prepayment penalty in the Company’s 2015 consolidated statement of operations and comprehensive loss. The amount is included in “Refinancing charges” in the tables above. Additionally, in conjunction with the redemption, the Company wrote off $8.6 million of capitalized debt issuance costs and original issuance discounts related to the Nextco Notes. Such charge was recorded in the Company’s consolidated statement of operations and comprehensive loss during 2015 and included in “Refinancing charges” in the adjusted EBITDA table above and in “Amortization of deferred financing costs and original issue discounts” in the adjusted net income table above (consistent with the presentation in the Company’s consolidated statement of cash flows included elsewhere in this Annual Report on Form 10-K).

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

(f)	The deferred rent adjustment reflects the difference between accounting for rent and landlord incentives in accordance with GAAP and the Company’s actual cash outlay for such items.
(g)	Principally represents third-party costs related to acquisitions (primarily legal expenses and diligence fees). Such costs are excluded from the definition of “Consolidated Adjusted EBITDA” that is utilized for certain covenants in the Company’s credit agreements. Additionally, 2017 includes start-up costs for Kazzam (see footnote 21 to the consolidated financial statements in Item 8. for further discussion of Kazzam).
(h)	Charges incurred related to closing unprofitable stores.
(i)	Principally represents shares of Kazzam awarded to Ampology as compensation for Ampology’s services. See Note 21 to the consolidated financial statements in Item 8. for further discussion.
(j)	Represents the amortization of intangible assets, including those assets recorded in conjunction with the application of the acquisition method of accounting due to the Transaction.
(k)	Represents the amortization of deferred financing costs, original issuance discounts and capitalized call premiums related to debt offerings. Additionally, 2016, 2015, 2014 and 2013 include the write-off of deferred financing costs, net original issuance discounts and capitalized call premiums in conjunction with refinancings. See note (e) for further discussion.
(l)	Represents income tax expense/benefit after excluding the specific tax impacts for each of the pre-tax adjustments. The tax impacts for each of the adjustments were determined by applying to the pre-tax adjustments the effective income tax rates for the specific legal entities in which the adjustments were recorded.
(m)	On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“the Act”) was signed into law. The Act significantly changed U.S. tax law, including lowering the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018, and implementing a one-time “deemed repatriation” tax on unremitted earnings accumulated in non-U.S. jurisdictions since 1986. Due to the complexities of accounting for the Act, the SEC issued Staff Accounting Bulletin No. 118 which allows entities to include a provisional estimate of the impact of the Act in its 2017 financial statements. Therefore, based on currently available information, during 2017 the Company recorded a provisional estimate of the impact of the Act, which included an income tax benefit of $91.0 million related to the remeasurement of its domestic deferred tax liabilities and deferred tax assets due to the lower U.S. corporate tax rate. As the Act is a significant and non-recurring event which is impacting the comparability of the Company’s financial statements, the Company has excluded the impact of the law, including the $91.0 million benefit, from its adjusted net income and adjusted earnings per share for the year ended December 31, 2017.
(13)	Party City brand comp sales include North American e-commerce sales.
(14)	Represents the percentage of product costs included in cost of goods sold by our Party City stores and North American retail e-commerce operations which relate to products supplied by our wholesale operations.
(15)	Amounts for 2013 and 2014 adjusted to reflect the Company’s retrospective adoption during the fourth quarter of 2015 of Financial Accounting Standards Board Accounting Standards Update 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. Deferred financing costs in the amounts of $44.4 million and $55.2 million were reclassified from “other assets” to debt as of December 31, 2014, and 2013, respectively.
(16)	Excludes redeemable common securities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In addition to our retail operations, we are also one of the largest global designers, manufacturers and distributors of decorated party supplies, with products found in over 40,000 retail outlets worldwide, including independent party supply stores, mass merchants, grocery retailers and dollar stores. Our products are available in over 100 countries with the United Kingdom (“U.K.”), Canada, Germany, Mexico and Australia among the largest end markets for our products outside of the United States.

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

Segments

Our retail segment generates revenue primarily through the sale of Amscan, Designware, Anagram, Costumes USA and other party supplies through Party City, Halloween City and PartyCity.com. During 2017, approximately 80% of the product that was sold by our retail segment was supplied by our wholesale segment.

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

Under the terms of our agreements with our franchisees, we provide both: 1) brand value (via significant advertising spend) and 2) support with respect to planograms, in exchange for a royalty fee that ranges from 4% to 6% of the franchisees’ sales. The Company records the royalty fees at the time that the franchisees’ sales are recorded.

Revenues from our wholesale segment represent the sale of our products to third parties, less rebates, discounts and other allowances. The terms of our wholesale sales are generally FOB shipping point, and revenue is recognized when goods are shipped. We estimate reductions to revenues for volume-based rebate programs and subsequent credits at the time sales are recognized. Intercompany sales from our wholesale segment to our retail segment are eliminated in our consolidated total revenues.

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

Cost of Sales. Cost of sales at wholesale reflects the production costs (i.e., raw materials, labor and overhead) of manufactured goods and the direct cost of purchased goods, inventory shrinkage at both retail and wholesale, inventory adjustments, inbound freight to our manufacturing and distribution facilities, distribution costs and outbound freight to get goods to our wholesale customers. At retail, cost of sales reflects the direct cost of goods purchased from third parties and the production or purchase costs of goods acquired from our wholesale segment. Retail cost of sales also includes inventory shrinkage, inventory adjustments, inbound freight, occupancy costs related to store operations (such as rent and common area maintenance, utilities and depreciation on assets) and all logistics costs associated with our retail e-commerce business.

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

Cost of sales related to sales from our wholesale segment to our retail segment are eliminated in our consolidated financial statements.

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

Adjusted Net Income (Loss) Per Common Share—Diluted. Adjusted net income (loss) per common share— diluted represents adjusted net income (loss) divided by the Company’s diluted weighted average common shares outstanding. We present the metric because we believe it assists investors in comparing our per share performance across reporting periods on a consistent basis by eliminating the impact of items that we do not believe are indicative of our core operating performance.

Executive Overview

Net income increased from $117.5 million in 2016 to $215.3 million in 2017. Adjusted EBITDA increased from $390.0 million in 2016 to $409.2 million in 2017 and adjusted net income increased from $138.3 million to $148.6 million. See Item 6, “Selected Consolidated Financial Data”, of this Annual Report on Form 10-K for reconciliations of such metrics.

Net income per common share—diluted increased from $0.98 in 2016 to $1.79 in 2017. Additionally, adjusted net income per common share—diluted increased from $1.15 in 2016 to $1.24 in 2017.

Factors Affecting Our Results

Important events that have impacted or will impact the results presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include:

Tax Reform. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“the Act”) was signed into law. The Act significantly changed U.S. tax law, including lowering the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018, and implementing a one-time “deemed repatriation” tax on unremitted earnings accumulated in non-U.S. jurisdictions since 1986 (the “Transition Tax”). Due to the complexities of accounting for the Act, the SEC issued Staff Accounting Bulletin No. 118 which allows entities to include a provisional estimate of the impact of the Act in its 2017 financial statements. Therefore, based on currently available information, during 2017 the Company recorded a provisional estimate of the impact of the Act, which included an income tax benefit of $91.0 million related to the remeasurement of its domestic deferred tax liabilities and deferred tax assets due to the lower U.S. corporate tax rate. Additionally, during 2017, the Company recorded income tax expense of $1.1 million as its provisional estimate of the Transition Tax related to the deemed repatriation of unremitted earnings of foreign subsidiaries.

New Year’s Eve Sales. The Company’s retail operations define a fiscal year as the 52-week period or 53-week period ended on the Saturday nearest December 31st of each year. Fiscal 2017 ended on December 30, 2017 and Fiscal 2016 ended on December 31, 2016. As a result, the Company’s sales of New Year’s Eve-related product in Fiscal 2017 were approximately $7 million lower than during Fiscal 2016. See “Results of Operations” below for further discussion.

Hurricanes. During the third quarter of 2017, the results of the Company’s retail segment were impacted by two hurricanes. See “Results of Operations” below for further discussion.

Recent Acquisitions. During the first quarter of 2017, we acquired 36 franchise stores. Additionally, during the fourth quarter of 2017, we acquired 7 independent stores. The acquisitions increased sales for our retail segment by approximately $66 million versus 2016. Additionally, these acquisitions decreased our third-party wholesale sales by $25 million as post-acquisition wholesale sales to such stores are now eliminated as intercompany sales.

Additionally, during March 2017, the Company acquired 85% of the common stock of Granmark, S.A. de C.V., a Mexican manufacturer and wholesaler of party goods. The acquisition increased sales for our wholesale segment by approximately $27 million versus 2016.

Kazzam. During the first quarter of 2017, the Company and Ampology, a subsidiary of Trivergence, reached an agreement to form a new legal entity (Kazzam, LLC) for the purpose of designing, developing and launching an online exchange platform for party-related services. The website will allow consumers to select, schedule and pay for various services (including entertainment, activities and food) all through a single portal. During 2017, Kazzam incurred $9.0 million of start-up expenses, which are recorded in development stage expenses in the Company’s consolidated statement of operations and comprehensive income.

Foreign Exchange. Our international operations conduct business in various currencies. As many of the operations utilize U.S. Dollars to purchase product and then sell to customers in other currencies, the strengthening of the U.S. Dollar negatively impacts the margins of such operations. Additionally, when the sales and other income statement amounts of the foreign entities are translated into U.S. Dollars during the financial statement consolidation process, the strengthening of the U.S. Dollar decreases such amounts in our consolidated statement of operations and comprehensive income (loss). Further, during our financial statement close process, we adjust open receivables and payables that are not denominated in the functional currency of a subsidiary to the subsidiary’s functional currency using the foreign currency exchange rate at the balance sheet date. The gains and losses created by such adjustments are primarily recorded in our statement of operations and comprehensive income.

Therefore, during 2017, fluctuations in the U.S. Dollar versus the Pound and other foreign currencies impacted our results when compared to 2016. Please see “Results of Operations” below for further discussion. Additionally, please see Item 7A., “Quantitative and Qualitative Disclosures about Market Risk”, for further discussion of how foreign exchange impacts us.

Restructuring Charges. During 2017, the Company recorded a $3.2 million severance charge related to a restructuring of its Retail segment. Of such amount, $2.3 million was recorded in retail operating expenses and $0.9 million was recorded in general and administrative expenses.

Additionally, on March 15, 2017, the Company and its Chairman of the Board of Directors, Gerald Rittenberg, entered into a Transition and Consulting Agreement under which Mr. Rittenberg’s employment as Executive Chairman of the Company terminated effective March 31, 2017. See “Results of Operations” below for further discussion.

Results of Operations

The following tables set forth our operating results and operating results as a percentage of total revenues for the years ended December 31, 2017 and 2016.

	Years Ended December 31,
	2017		2016
	(Dollars in thousands, except per share data)
Revenues:
Net sales	$2,357,986	99.4%	$2,266,386	99.3%
Royalties and franchise fees	13,583	0.6	17,005	0.7

Total revenues	2,371,569	100.0	2,283,391	100.0
Expenses:
Cost of sales	1,395,279	58.8	1,350,387	59.1
Wholesale selling expenses	65,356	2.8	59,956	2.6
Retail operating expenses	415,167	17.5	408,583	17.9
Franchise expenses	14,957	0.6	15,213	0.7
General and administrative expenses	168,369	7.1	152,919	6.7
Art and development costs	23,331	1.0	22,249	1.0
Development stage expenses	8,974	0.4	—	—

Total expenses	2,091,433	88.2	2,009,307	88.0

Income from operations	280,136	11.8	274,084	12.0
Interest expense, net	87,366	3.7	89,380	3.9
Other expense (income), net	4,626	0.2	(2,010)	(0.1)

Income before income taxes	188,144	7.9	186,714	8.2
Income tax (benefit) expense	(27,196)	(1.2)	69,237	3.1

Net income.	$215,340	9.1%	$117,477	5.1%

Net income per common share—basic.	$1.81		$0.98
Net income per common share—diluted.	$1.79		$0.98

Revenues

Total revenues for the year ended December 31, 2017 were $2,371.6 million and were $88.2 million or 3.9% higher than 2016. The following table sets forth our total revenues for the years ended December 31, 2017 and 2016.

	Years Ended December 31,
	2017		2016
	Dollars in Thousands	Percentage of Total Revenues	Dollars in Thousands	Percentage of Total Revenues
Net Sales:
Wholesale	$1,260,089	53.1%	$1,252,218	54.8%
Eliminations	(630,692)	(26.6)%	(626,900)	(27.4)%

Net wholesale	629,397	26.5%	625,318	27.4%
Retail	1,728,589	72.9%	1,641,068	71.9%

Total net sales	2,357,986	99.4%	2,266,386	99.3%
Royalties and franchise fees	13,583	0.6%	17,005	0.7%

Total revenues	$2,371,569	100.0%	$2,283,391	100.0%

Retail

Retail net sales during 2017 were $1,728.6 million and increased $87.5 million, or 5.3%, compared to 2016. Retail net sales at our Party City stores totaled $1,521.7 million and were $92.2 million, or 6.4%, higher than 2016 due to franchise store acquisitions and new store growth. Same-store sales were principally consistent with 2016 excluding the impact of hurricanes and a shift in the Company’s fiscal calendar which caused certain New Year’s Eve sales to shift into the first quarter of fiscal 2018 (see below for further detail). During 2017, we acquired 36 franchise stores and 8 independent stores, opened 16 new stores and closed 7 stores. Global retail e-commerce sales totaled $152.5 million during 2017 and were $0.4 million, or 0.3%, lower than during 2016 as foreign exchange negatively impacted e-commerce sales by $1.2 million. Sales at our temporary Halloween City stores were $54.4 million during 2017 and were $4.3 million, or 7.3%, lower than full-year 2016.

Same-store sales for the Party City brand (including North American retail e-commerce sales) decreased by 0.7%. Approximately 50 basis points of the decrease was due to a shift in the Company’s fiscal calendar which caused certain New Year’s Eve sales to shift into the first quarter of fiscal 2018. Additionally, Hurricanes Harvey and Irma adversely impacted brand comp sales by approximately 30 basis points. Adjusting for the negative impact of both the calendar shift and the hurricanes, results in same store sales were essentially flat with 2016 levels. Excluding the calendar shift and the hurricanes, both transaction count and average transaction dollar size were also principally consistent with full-year 2016.

Excluding the impact of e-commerce, same-store sales decreased by 0.5%. The shift in the Company’s fiscal calendar and the hurricanes negatively impacted same-store sales by 40 basis points and 30 basis points, respectively.

The North American retail e-commerce sales included in our Party City brand comp decreased by 2.2% as a 0.4% increase in transaction count was more than offset by a decrease in average transaction dollar size. Hurricane Harvey and Hurricane Irma adversely impacted the percentage by approximately 40 basis points. The decrease in average transaction dollar size principally related to increased promotional activity, largely related to free delivery of product.

Same-store sales percentages were not affected by foreign currency as such percentages are calculated in local currency.

Wholesale

Wholesale net sales during 2017 totaled $629.4 million and were $4.1 million, or 0.7%, higher than during 2016. Net sales to domestic party goods retailers and distributors (including our franchisee network) totaled $268.6 million and were $33.3 million, or 11.0%, lower than during full-year 2016. The decrease was principally due to our acquisition of 36 franchise stores during the first quarter of 2017; as post-acquisition sales to such stores (approximately $25 million during 2016) are now eliminated as intercompany sales. Additionally, sales to existing franchisees decreased versus the corresponding period of 2016, principally due to carryover inventory from the 2016 Halloween selling season. Further, gift product sales decreased by approximately $4 million due to the continued de-emphasis and product-line refinement of our Grasslands Road gift business. Net sales of metallic balloons to domestic distributors and retailers (including our franchisee network) totaled $86.2 million during 2017 and were $4.2 million, or 5.1%, higher than during 2016 primarily due to organic growth in the category largely associated with product expansion as well as the timing of certain Valentine’s Day shipments. Our international sales (which include U.S. export sales and exclude U.S. import sales from foreign subsidiaries) totaled $274.6 million and were $33.2 million, or 13.8%, higher than during full-year 2016, despite a $2 million negative impact from foreign currency translation. The growth was principally attributable to two acquisitions (which contributed approximately $30 million of sales) and category expansion, in part driven by our store-in-store concept with key European and U.K. retailers.

Intercompany sales to our retail affiliates totaled $630.7 million during 2017 and were $3.8 million, or 0.6%, higher than during the corresponding period of 2016. Intercompany sales represented 50.1% of total wholesale sales during both 2017 and 2016. The intercompany sales of our wholesale segment are eliminated against the intercompany purchases of our retail segment in the consolidated financial statements.

Royalties and franchise fees

Royalties and franchise fees for 2017 totaled $13.6 million and were $3.4 million, or 20.1%, lower than during 2016 principally due to the acquisition of 36 franchise stores during the first quarter of 2017.

Gross Profit

The following table sets forth the Company’s gross profit for the years ended December 31, 2017 and December 31, 2016.

	Year Ended December 31,
	2017		2016
	Dollars in Thousands	Percentage of Net Sales	Dollars in Thousands	Percentage of Net Sales
Retail	$763,315	44.2%	$711,468	43.4%
Wholesale	199,392	31.7	204,531	32.7

Total	$962,707	40.8%	$915,999	40.4%

The gross profit margin on net sales at retail during 2017 was 44.2%. Such percentage was 80 basis points higher than during 2016. The benefits of increased share of shelf (i.e., the percentage of our retail product cost of sales supplied by our wholesale segment) and reduced product costs were partially offset by increased promotional activities. Our wholesale share of shelf at our Party City stores and our North American retail e-commerce operations increased from 76.6% during 2016 to 79.6% during 2017.

The gross profit on net sales at wholesale during 2017 and 2016 was 31.7% and 32.7%, respectively. The decrease was principally due to higher distribution costs, as well as sales mix.

Operating expenses

Wholesale selling expenses were $65.4 million during 2017 and $60.0 million during full-year 2016. The $5.4 million, or 9.0%, increase was mostly due to approximately $4.5 million of selling costs at Granmark

(acquired in March 2017) and inflationary cost increases. Wholesale selling expenses were 10.4% and 9.6% of net wholesale sales during 2017 and 2016, respectively. The increase was principally due to Granmark’s selling expenses, as a percentage of net sales, being higher than the remainder of the Company’s wholesale segment.

Retail operating expenses during 2017 were $415.2 million and were $6.6 million, or 1.6%, higher than during 2016. The impact of the increased store count (discussed above) and inflationary cost increases were mostly offset by realized savings associated with improved labor productivity and efficiency in our stores and lower advertising expenses. Retail operating expenses were 24.0% and 24.9% of net retail sales during 2017 and 2016, respectively.

Franchise expenses during 2017 and 2016 were $15.0 million and $15.2 million, respectively.

General and administrative expenses during full-year 2017 totaled $168.4 million and were $15.5 million, or 10.1%, higher than in 2016. The increase was principally due to lower incentive-based compensation during 2016, general and administrative costs at acquired companies (approximately $3 million), and inflationary cost increases. Additionally, 2017 included severance charges related to a retail restructuring and the execution of a consulting agreement with Gerald Rittenberg (see Note 20 to our consolidated financial statements for further detail). General and administrative expenses as a percentage of total revenues increased from 6.7% in 2016 to 7.1% in 2017 principally due to the severance and the lower incentive-based compensation during 2016.

Art and development costs were $23.3 million and $22.2 million during 2017 and 2016, respectively. Such amounts represent 1.0% of total revenues in both periods.

Development stage expenses represent start-up costs related to Kazzam (see footnote 21 to the Company’s consolidated financial statements for further detail).

Interest expense, net

Interest expense, net, totaled $87.4 million during 2017, compared to $89.4 million during 2016. The decrease principally reflects a $100 million prepayment of the Company’s Term Loan Credit Agreement during the Company’s October 2016 refinancing; as well as the impact of the credit spread on such debt being reduced by 25 basis points at such time. The lower Term Loan Credit Agreement interest expense was partially offset by higher outstanding balances under the Company’s ABL Facility.

Other expense (income), net

During 2016, other income, net, totaled $2.0 million. Such amount included $7.4 million of foreign currency transaction gains, primarily the impact of the change in the U.S. Dollar from December 31, 2015 to December 31, 2016 and the corresponding re-measurement of the U.S. dollar-denominated receivables and payables of our foreign operations. Excluding such foreign currency gains, 2017 other expense and 2016 other expense were principally consistent.

Income tax (benefit) expense

The Company’s effective income tax rate was (14.5)% during 2017 and 37.1% during 2016.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“the Act”) was signed into law. The Act significantly changed U.S. tax law, including lowering the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018, and implementing a one-time “deemed repatriation” tax on unremitted earnings accumulated in non-U.S. jurisdictions since 1986. Due to the complexities of accounting for the Act, the SEC issued Staff Accounting Bulletin No. 118 which allows entities to include a provisional estimate of the impact of the Act in its 2017 financial statements. Therefore, based on currently available information, during 2017 the

Company recorded a provisional estimate of the impact of the Act, which included an income tax benefit of $91.0 million related to the remeasurement of its domestic deferred tax liabilities and deferred tax assets due to the lower U.S. corporate tax rate. Additionally, during 2017, the Company recorded an income tax expense of $1.1 million as its provisional estimate of the Transition Tax related to the deemed repatriation of unremitted earnings of foreign subsidiaries. See footnote 13 to the consolidated financial statements in Item 8. for further discussion of the Act and the Company’s 2017 effective income tax rate.

The following tables set forth our operating results and operating results as a percentage of total revenues for the years ended December 31, 2016 and 2015.

	Years Ended December 31,
	2016		2015
	(Dollars in thousands, except per share data)
Revenues:
Net sales	$2,266,386	99.3%	$2,275,122	99.2%
Royalties and franchise fees	17,005	0.7	19,411	0.8

Total revenues	2,283,391	100.0	2,294,533	100.0
Expenses:
Cost of sales	1,350,387	59.1	1,370,884	59.7
Wholesale selling expenses	59,956	2.6	64,260	2.8
Retail operating expenses	408,583	17.9	401,039	17.5
Franchise expenses	15,213	0.7	14,394	0.6
General and administrative expenses	152,919	6.7	151,097	6.6
Art and development costs	22,249	1.0	20,640	0.9

Total expenses	2,009,307	88.0	2,022,314	88.1

Income from operations	274,084	12.0	272,219	11.9
Interest expense, net	89,380	3.9	123,361	5.4
Other (income) expense, net	(2,010)	(0.1)	130,990	5.7

Income before income taxes	186,714	8.2	17,868	0.8
Income tax expense	69,237	3.1	7,409	0.3

Net income.	$117,477	5.1%	$10,459	0.5%

Net income per common share—basic	$0.98		$0.09
Net income per common share—diluted	$0.98		$0.09

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

The gross profit margin on net sales at retail during 2016 was 43.4%. Such percentage was consistent with 2015. Our wholesale share of shelf at our Party City stores and our North American retail e-commerce operations (i.e., the percentage of our retail product cost of sales supplied by our wholesale segment) increased from 75.0% during 2015 to 76.6% during 2016. However, the benefit of higher share of shelf and reduced product costs were offset by increased occupancy costs, associated with our store growth, and slightly higher promotions, due largely to the shift to a Monday Halloween.

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

During April 2015, in conjunction with our initial public offering, we paid a 2% prepayment penalty, or $7.0 million, in order to redeem our Nextco Notes, and paid a management agreement termination fee of $30.7 million to affiliates of THL and Advent. Additionally, in conjunction with the redemption of the Nextco Notes, we wrote off $8.6 million of capitalized debt issuance costs and original issuance discounts.

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

Borrowings under the ABL Facility totaled $286.3 million at December 31, 2017, excluding the impact of deferred financing costs. The weighted average interest rate for such borrowings was 4.63%. Outstanding standby letters of credit totaled $26.3 million at December 31, 2017 and, after considering borrowing base restrictions, at December 31, 2017 PCHI had $172.0 million of available borrowing capacity under the terms of the facility.

Term Loan Credit Agreement

The Term Loan Credit Agreement provides for two pricing options for outstanding loans: (i) an ABR for any day, a rate per annum equal to the greater of (a) the prime rate in effect on such day, (b) the federal funds effective rate in effect on such day plus 0.5%, (c) the adjusted LIBOR rate plus 1% and (d) 1.75% or (ii) the LIBOR rate, with a LIBOR floor of 0.75%, in each case plus an applicable margin. At December 31, 2017, the applicable margin was 2.00% with respect to ABR borrowings and 3.00% with respect to LIBOR borrowings. At December 31, 2017, the weighted average interest rate for outstanding borrowings was 4.46%.

During February 2018, the Company amended the Term Loan Credit Agreement. At the time of the amendment, all outstanding term loans were replaced with new term loans for the same principal amount. The applicable margin for ABR borrowings was lowered from 2.00% to 1.75% and the applicable margin for LIBOR borrowings was lowered from 3.00% to 2.75%. Additionally, based on the terms of the amendment, the ABR and LIBOR margins will drop to 1.50% and 2.50%, respectively, if the Company’s Senior Secured Leverage Ratio, as defined by the agreement, falls below 3.2 to 1.0. The amendment provides that the term loans are subject to a 1.00% prepayment premium if voluntarily repaid within six months from the date of the amendment. Otherwise, the term loans may be voluntarily prepaid at any time without premium or penalty, other than customary breakage costs with respect to loans based on the LIBOR rate.

The term loans are subject to mandatory prepayment, subject to certain exceptions, with (i) 100% of net proceeds above a threshold amount of certain asset sales/insurance proceeds, subject to reinvestment rights and certain other exceptions, (ii) 100% of the net cash proceeds of any incurrence of debt other than debt permitted under the Term Loan Credit Agreement, (iii) 50% of Excess Cash Flow, as defined in the agreement, if any (reduced to 25% if PCHI’s first lien leverage ratio (as defined in the agreement) is less than 3.50 to 1.00, but greater than 2.50 to 1.00, and 0% if PCHI’s first lien leverage ratio is less than 2.50 to 1.00). In conjunction with the amendment of the agreement in February 2018, the requirement to make an Excess Cash Flow payment for the year ended December 31, 2017 was eliminated.

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

At December 31, 2017, the outstanding principal amount of term loans under the Term Loan Credit Agreement was $1,211.3 million, excluding the impact of deferred financing costs, original issue discounts and capitalized call premiums.

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

At December 31, 2017, the balance of the Senior Notes, net of unamortized deferred financing costs, was $345.4 million. Such amount is recorded in “long-term obligations, excluding current portion” in the Company’s consolidated balance sheet.

Other Credit Agreements

At December 31, 2017 and December 31, 2016, borrowings under the foreign facilities totaled $2.3 million and $1.2 million, respectively.

Other Indebtedness

Additionally, we have entered into various capital leases for machinery and equipment. At December 31, 2017 and December 31, 2016 the balances of such leases in our consolidated balance sheets were $3.3 million and $2.9 million, respectively. We also have numerous non-cancelable operating leases for retail store sites, as well as several leases for offices, distribution and manufacturing facilities, showrooms and equipment. These leases generally contain renewal options and require us to pay real estate taxes, utilities and related insurance costs.

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

Cash Flow Data—Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Net cash provided by operating activities totaled $267.9 million and $257.8 million during 2017 and 2016, respectively. Net cash flows provided by operating activities before changes in operating assets and liabilities were $219.3 million during 2017, compared to $234.1 million during 2016. The slight decrease was primarily due to a smaller increase in the Company’s deferred rent liability. Changes in operating assets and liabilities during 2017 and 2016 resulted in a source of cash of $48.6 million and $23.7 million, respectively. The source of cash was higher during 2017 principally due to the sell through of carryover inventory from the 2016 Halloween selling season.

Net cash used in investing activities totaled $141.6 million during 2017, as compared to $113.7 million during 2016. Investing activities during 2017 included $74.7 million paid in connection with acquisitions, principally related to franchise stores and Granmark (see footnote 5 to the consolidated financial statements in Item 8. for further detail). Capital expenditures during 2017 and 2016 were $67.0 million and $81.9 million, respectively. Retail capital expenditures totaled $34.5 million during 2017 and principally related to store conversions and information technology-related expenditures. Wholesale capital expenditures during 2017 totaled $32.5 million and primarily related to printing plates and dies, as well as machinery and equipment at the Company’s manufacturing operations and main distribution center.

Net cash used in financing activities was $140.0 million during 2017, as compared to $119.7 million during 2016. During 2017, the Company repurchased 23,379,567 shares of common stock for $286.7 million.

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

Tabular Disclosure of Contractual Obligations

Our contractual obligations at December 31, 2017 are summarized by the year in which the payments are due in the following table (amounts in thousands):

	Total	2018	2019	2020	2021	2022	Thereafter
Long-term debt obligations (a)	$1,561,268	$12,266	$12,266	$12,266	$12,266	$1,162,204	$350,000
Capital lease obligations (a)	3,276	793	716	604	800	363	0
Operating lease obligations (a)	1,053,588	186,278	161,996	146,603	132,217	115,502	310,992
Transition Tax on unremitted foreign earnings(b)	11,500	920	920	920	920	920	6,900
Minimum product royalty obligations (a)	56,003	29,879	18,982	6,992	150	0	0

Total contractual obligations	$2,685,635	$230,136	$194,880	$167,385	$146,353	$1,278,989	$667,892

(a)	See Item 8, “Financial Statements and Supplementary Data,” for further detail.
(b)	As a result of the Act, the U.S. is transitioning from a worldwide system of international taxation to a territorial tax system, thereby eliminating the U.S. federal tax on foreign earnings. However, the Act requires a one-time deemed repatriation tax on such earnings and, accordingly, during the fourth quarter of 2017, we provisionally recorded a transition tax of $11.5 million related to such requirement. Prior to the fourth quarter of 2017, we recorded deferred income tax liabilities for certain foreign earnings which were expected to be remitted to the U.S. in future periods. Therefore, the expense that was provisionally recorded due to the deemed repatriation tax, $11.5 million, was mostly offset by the reversal of previously recorded deferred income tax liabilities on unremitted foreign earnings, $10.4 million.

Not included in the above table are borrowings under the ABL Facility of $286.3 million, with a maturity date of 2020, and borrowings under our foreign credit facilities of $2.3 million.

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

Additionally, not included in the above table are expected interest payments associated with the Term Loan Credit Agreement and the Senior Notes, of approximately $75.3 million in 2018, $74.7 million in 2019, $74.2 million in 2020, $73.6 million in 2021, $54.3 million in 2022 and $13.4 million thereafter. Interest payments are estimates based on our debt’s scheduled maturities and stated interest rates or, for variable rate debt, interest rates as of December 31, 2017. Our estimates do not reflect interest payments on the credit facilities or the possibility of additional interest from the refinancing of our debt as such amounts are not determinable.

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

Revenue Recognition

Revenue from retail store operations is recognized at the point of sale. Retail e-commerce sales are recognized when the consumer receives the product. Due to its extensive history operating as the largest party goods retailer in North America, the Company has sufficient history with which to estimate future retail sales returns.

The transaction price for the overwhelming majority of the Company’s retail sales is based on either: 1) the item’s stated price or 2) the stated price adjusted for the impact of a coupon which can only be applied to such transaction. To the extent that the Company charges customers for freight costs on e-commerce sales, the Company records such amounts in revenue. The Company excludes all sales taxes and value-added taxes from revenue.

Under the terms of its agreements with its franchisees, the Company provides both: 1) brand value (via significant advertising spend) and 2) support with respect to planograms, in exchange for a royalty fee that ranges from 4% to 6% of the franchisees’ sales. The Company records the royalty fees at the time that the franchisees’ sales are recorded. Additionally, although the Company anticipates that future franchise store openings will be limited, when a franchisee opens a new store, the Company receives and records a one-time fee which is earned by the Company for its assistance with site selection and development of the new location. Both the sales-based royalty fee and the one-time fee are recorded in royalties and franchise fees in the Company’s consolidated statement of operations and comprehensive income.

For most of the Company’s wholesale sales, revenue is recognized upon the Company’s shipment of the product as: 1) legal title transfers on such date and 2) the Company has a present right to payment at such time. Wholesale sales returns are not significant as the Company generally only accepts the return of goods that were shipped to the customer in error or that were damaged when received by the customer. Additionally, due to its extensive history operating as a leading party goods wholesaler, the Company has sufficient history with which to estimate future sales returns.

In most cases, the determination of the transaction price is straight-forward as it is fixed based on the contract and/or purchase order. However, a limited number of customers receive volume-based rebates. Additionally, certain customers receive small discounts for early payment (generally 1% of the transaction price). Based on the business’ long history as a leading party goods wholesaler, the Company has sufficient history with which to estimate variable consideration for such volume-based rebates and early payment discounts. To the extent that the Company charges customers for freight costs, the Company records such amounts in revenue. The Company excludes all sales taxes and value-added taxes from revenue.

The majority of the sales for the Company’s wholesale business are due within 30 to 120 days from the transfer of control of the product and substantially all of the sales are collected within a year from such transfer.

Although most of the Company’s revenue transactions consist of fixed transaction prices and the transfer of control at either the point of sale (for retail) or when the product is shipped (for wholesale), certain transactions involve a limited number of judgments. For transactions for which control transfers to the customer when the freight carrier delivers the product to the customer, the Company estimates the date of such receipt based on historical shipping times. Additionally, the Company utilizes historical data to estimate sales returns, volume-based rebates and discounts for early payments by customers. Due to its extensive history operating as a leading party goods retailer and wholesaler, the Company has sufficient history with which to estimate such amounts.

Revenues, and the related profit, on sales from the Company’s wholesale segment to its retail segment are eliminated in consolidation.

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

Inventories

Inventories are valued at the lower of cost and net realizable value. In assessing the ultimate realization of inventories, we are required to make judgments regarding, among other things, future demand and market conditions, current inventory levels and the impact of the possible discontinuation of product designs.

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

Long-Lived and Intangible Assets (including Goodwill)

We review the recoverability of our long-lived assets, including finite-lived intangible assets, whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. For purposes of recognizing and measuring impairment, we evaluate long-lived assets other than goodwill based upon the lowest level of independent cash flows ascertainable to evaluate impairment. If the sum of the undiscounted future cash flows expected over the remaining asset life is less than the carrying value of the assets, we may recognize an impairment loss. The impairment related to long-lived assets is measured as the amount by which the carrying amount of the asset(s) exceeds the fair value of the asset(s). When fair values are not readily available, we estimate fair values using discounted expected future cash flows. Such estimates of fair value require significant judgment, and actual fair value could differ due to changes in the expectations of cash flows or other assumptions, including discount rates.

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

If it is concluded that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we estimate the fair value of the reporting unit using a combination of a market approach and an income approach. If the carrying amount of a reporting unit exceeds its fair value, the excess, if any, of the fair value of the reporting unit over amounts allocable to the unit’s other assets and liabilities is the implied fair value of goodwill. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss will be recognized in an amount equal to that excess. The fair value of a reporting unit refers to the amount at which the unit as a whole could be sold in a current transaction between willing parties. The determination of such fair value is subjective, and actual fair value could differ due to changes in the expectations of cash flows or other assumptions including discount rates.

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

During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Accounting Standards Codification Topic 740 prescribes a comprehensive model of how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. In accordance with these requirements, we recognize a tax benefit when a tax position is more-likely-than-not to be sustained upon examination, based solely on its technical merits. We measure the recognized tax benefit as the largest amount of tax benefit that has greater than a 50% likelihood of being realized upon the ultimate settlement with a taxing authority. We reverse previously recognized tax benefits if we determine that the tax position no longer meets the more-likely-than-not threshold of being sustained. We accrue interest and penalties related to unrecognized tax benefits in income tax expense.

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

Recently Issued Accounting Pronouncements

In In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging

Activities”. The pronouncement amends the existing hedge accounting model in order to enable entities to better portray the economics of their risk management activities in their financial statements. The update is effective for the Company during the first quarter of 2019. Although the Company continues to evaluate this pronouncement, it does not believe that it will have a material impact on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The pronouncement contains a five-step model which replaces most existing revenue recognition guidance. The new standard is effective for the Company during the first quarter of 2018. The pronouncement can be applied retrospectively to prior reporting periods or on a modified retrospective basis through a cumulative-effect adjustment as of the date of adoption. The Company has decided to adopt the pronouncement using the modified retrospective approach. The pronouncement will not have a material impact on the Company’s consolidated financial statements. On January 1, 2018, the Company will adjust its accounting for certain discounts which are tied to the timing of payments by customers of its wholesale business and the Company will record a cumulative-effect adjustment which will reduce retained earnings by less than $0.1 million. Additionally, as of such date, the Company will modify its accounting for certain metallic balloon sales of its wholesale segment and defer the recognition of revenue on such sales, and the related costs, until the balloons have been filled with helium. As a result, the Company will record a cumulative-effect adjustment which will increase retained earnings by less than

$0.1 million. Finally, as of such date, the Company will adjust its accounting for certain discounts on wholesale sales of seasonal product and the Company will record a cumulative-effect adjustment which will reduce retained earnings by less than $0.1 million.

Quarterly Results

Despite a concentration of holidays in the fourth quarter of the year, as a result of our expansive product lines and customer base and increased promotional activities, the impact of seasonality on the quarterly results of our wholesale segment has been limited. However, due to Halloween and Christmas, the inventory balances of our wholesale segment are slightly higher during the third quarter than during the remainder of the year. Additionally, the promotional activities of our wholesale business, including special dating terms, particularly with respect to Halloween products sold to retailers and other distributors, result in slightly higher accounts receivable balances during the third quarter. Our retail segment is subject to significant seasonal variations. Historically, our retail segment has realized a significant portion of its revenues, cash flow and net income in the fourth quarter of the year, principally due to our Halloween sales in October and, to a lesser extent, year-end holiday sales. The table below sets forth our historical revenues, gross profit, income (loss) from operations, net income (loss), net income (loss) attributable to Party City Holdco Inc., net income (loss) per common share – Basic, and net income (loss) per common share—Diluted for each of the last twelve quarters (dollars in thousands):

	For the Three Months Ended,
	March 31,	June 30,	September 30,	December 31,
2017:
Net sales	$473,963	$541,653	$557,350	$785,020
Royalties and franchise fees	3,036	3,225	2,759	4,563
Gross profit	175,244	219,753	199,827	367,883
Income from operations	14,671	60,699	37,388	167,378
Net (loss) income	(4,683)	24,982	10,084	184,957	(a)
Net (loss) income per common share—Basic	$(0.04)	$0.21	$0.08	$1.59	(a)
Net (loss) income per common share—Diluted	$(0.04)	$0.21	$0.08	$1.58	(a)

	For the Three Months Ended,
	March 31,	June 30,	September 30,	December 31,
2016:
Net sales	$454,286	$515,426	$553,382	$743,292
Royalties and franchise fees	3,454	3,987	3,568	5,996
Gross profit	166,519	207,561	196,720	345,199
Income from operations	19,556	58,480	36,918	159,130
Net (loss) income	(394)	22,515	10,180	85,176
Net (loss) income per common share—Basic	$(0.00)	$0.19	$0.09	$0.71
Net (loss) income per common share—Diluted	$(0.00)	$0.19	$0.08	$0.71

	For the Three Months Ended,
	March 31,	June 30,	September 30,	December 31,
2015:
Net sales	$458,195	$491,206	$551,380	$774,341
Royalties and franchise fees	3,910	4,314	4,027	7,160
Gross profit	163,921	188,343	189,850	362,124
Income from operations	24,004	46,067	31,480	170,668
Net (loss) income	(8,525)	(23,050)	(44,489)	86,523
Net (loss) income per common share—Basic	$(0.09)	$(0.20)	$(0.37)	$0.73
Net (loss) income per common share—Diluted	$(0.09)	$(0.20)	$(0.37)	$0.72

(a)	On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“the Act”) was signed into law. The Act significantly changed U.S. tax law, including lowering the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018, and implementing a one-time “deemed repatriation” tax on unremitted earnings accumulated in non-U.S. jurisdictions since 1986. Due to the complexities of accounting for the Act, the SEC issued Staff Accounting Bulletin No. 118 which allows entities to include a provisional estimate of the impact of the Act in its 2017 financial statements. Therefore, based on currently available information, during 2017 the Company recorded a provisional estimate of the impact of the Act, which included an income tax benefit of $91.0 million related to the remeasurement of its domestic deferred tax liabilities and deferred tax assets due to the lower U.S. corporate tax rate. Additionally, during 2017, the Company recorded an income tax expense of $1.1 million as its provisional estimate of the Transaction Tax related to the deemed repatriation of unremitted earnings of foreign subsidiaries.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As a result of our variable rate ABL Facility and Term Loan Credit Agreement, our earnings are affected by changes in interest rates.

The Term Loan Credit Agreement provides for two pricing options for outstanding loans: (i) an ABR for any day, a rate per annum equal to the greater of (a) the prime rate in effect on such day, (b) the federal funds effective rate in effect on such day plus 0.5%, (c) the adjusted LIBOR rate plus 1% and (d) 1.75% or (ii) the LIBOR rate, with a LIBOR floor of 0.75%, in each case plus an applicable margin. As of December 31, 2017, the applicable margin was 2.00% with respect to ABR borrowings and 3.00% with respect to LIBOR borrowings. At December 31, 2017, the weighted average interest rate for outstanding borrowings was 4.46%.

Assuming that the Term Loan Credit Agreement did not have a LIBOR floor, if market interest rates for our variable rate indebtedness averaged 2% more than the actual market interest rates during the year ended December 31, 2017, our interest expense for the year would have increased by $27.8 million.

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

Foreign Currency Risk

As a result of the sale of our products in foreign markets, our earnings are affected by fluctuations in the value of the U.S. Dollar (“USD”) when compared to the values of foreign currencies. Specifically, foreign currency fluctuations impact us in four ways:

1)	Certain foreign subsidiaries purchase product or raw materials in U.S. Dollars and sell such product in their local currencies. To the extent that the subsidiaries cannot adjust their local currency selling prices to reflect the strengthening of the U.S. Dollar, the subsidiaries’ gross margins are negatively impacted when the related product is sold. The subsidiaries that are impacted by this risk principally operate in the Canadian dollar, Euro, British Pound Sterling, Australian dollar and Mexican Peso. Canadian dollar-based subsidiaries purchase approximately $40 million of USD-denominated product per year. Euro-based subsidiaries purchase approximately $25 million of USD-denominated product per year. British Pound Sterling-based subsidiaries and Australian Dollar-based subsidiaries purchase approximately $20 million and $10 million of USD-denominated product per year, respectively. Mexican Peso-based subsidiaries purchase approximately $5 million of USD-denominated raw materials per year.

2)	Certain foreign subsidiaries sell product in U.S. Dollars and manufacture/purchase such product in their local currencies. To the extent that the subsidiaries cannot adjust their selling prices to reflect the weakening of the U.S. Dollar, the subsidiaries’ gross margins are negatively impacted when sales occur. The subsidiaries that are impacted by this risk principally operate in the Malaysian Ringgit. Ringgit-based subsidiaries sell approximately $20 million of product in U.S. Dollars on an annual basis.

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

3)

During our financial statement close process, we adjust open receivables and payables that are not in the functional currencies of our subsidiaries to the latest foreign currency exchange rates. These receivables and payables are principally generated through the sales and inventory purchases discussed in points 1. and 2. above. The gains and losses created by such adjustments are primarily recorded in our statement of income. During the year ended December 31, 2017, we recorded $0.5 million of foreign currency transaction losses in our statement of operations and comprehensive income.

4)	Additionally, the financial statements of foreign subsidiaries with functional currencies other than the U.S. Dollar are translated into U.S. Dollars during our financial statement close process. To the extent that the U.S. Dollar fluctuates versus such functional currencies, our consolidated financial statements are impacted. Based on the income from operations for such subsidiaries for the year ended December 31, 2017, a uniform 10% change in such exchange rates versus the U.S. Dollar would have impacted our consolidated income from operations for the year by approximately $2.8 million.

Item 8.	Financial Statements and Supplementary Data

PARTY CITY HOLDCO INC.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Party City Holdco Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Party City Holdco Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017 and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 14, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the PCAOB and required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1998.

New York, New York

March 14, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Party City Holdco Inc. and subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Party City Holdco Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Party City Holdco Inc. and subsidiaries’ (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017 and the related notes and financial statement schedules listed in the Index at Item 15(a) and our report dated March 14, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

New York, New York

March 14, 2018

PARTY CITY HOLDCO INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$54,291	$64,610
Accounts receivable, net	140,980	134,091
Inventories, net	604,066	613,868
Prepaid expenses and other current assets	77,816	68,255

Total current assets	877,153	880,824
Property, plant and equipment, net	301,141	292,904
Goodwill	1,619,253	1,572,568
Trade names	568,681	566,599
Other intangible assets, net	75,704	76,581
Other assets, net	12,824	4,502

Total assets	$3,454,756	$3,393,978

LIABILITIES, REDEEMABLE SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$286,291	$120,138
Accounts payable	160,994	163,415
Accrued expenses	176,609	149,683
Income taxes payable	45,568	46,675
Current portion of long-term obligations	13,059	13,348

Total current liabilities	682,521	493,259
Long-term obligations, excluding current portion	1,532,090	1,539,604
Deferred income tax liabilities	175,836	278,819
Deferred rent and other long-term liabilities	91,929	65,507

Total liabilities	2,482,376	2,377,189

Redeemable securities	3,590	0

Commitments and contingencies

Stockholders’ equity:
Common stock (96,380,102 and 119,515,894 shares outstanding and 119,759,669 and 119,515,894 shares issued at December 31, 2017 and December 31, 2016, respectively)	1,198	1,195
Additional paid-in capital	917,192	910,167
Retained earnings	372,596	157,666
Accumulated other comprehensive loss	(35,818)	(52,239)

Total Party City Holdco Inc. stockholders’ equity before common stock held in treasury	1,255,168	1,016,789
Less: Common stock held in treasury, at cost (23,379,567 shares at December 31, 2017)	(286,733)	0

Total Party City Holdco Inc. stockholders’ equity	968,435	1,016,789
Noncontrolling interests	355	0

Total stockholders’ equity	968,790	1,016,789

Total liabilities, redeemable securities and stockholders’ equity	$3,454,756	$3,393,978

See accompanying notes to consolidated financial statements.

PARTY CITY HOLDCO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share data)

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Revenues:
Net sales	$2,357,986	$2,266,386	$2,275,122
Royalties and franchise fees	13,583	17,005	19,411

Total revenues	2,371,569	2,283,391	2,294,533
Expenses:
Cost of sales	1,395,279	1,350,387	1,370,884
Wholesale selling expenses	65,356	59,956	64,260
Retail operating expenses	415,167	408,583	401,039
Franchise expenses	14,957	15,213	14,394
General and administrative expenses	168,369	152,919	151,097
Art and development costs	23,331	22,249	20,640
Development stage expenses	8,974	0	0

Total expenses	2,091,433	2,009,307	2,022,314

Income from operations	280,136	274,084	272,219

Interest expense, net	87,366	89,380	123,361
Other expense (income), net	4,626	(2,010)	130,990

Income before income taxes	188,144	186,714	17,868
Income tax (benefit) expense	(27,196)	69,237	7,409

Net income	$215,340	$117,477	$10,459

Net income per common share-basic	$1.81	$0.98	$0.09

Net income per common share-diluted	$1.79	$0.98	$0.09

Weighted-average number of common shares-basic	118,589,421	119,381,842	111,917,168
Weighted-average number of common shares-diluted	119,894,021	120,369,672	112,943,807

Other comprehensive income (loss), net of tax:
Foreign currency adjustments	$17,561	$(19,770)	$(20,432)
Cash flow hedges	(1,140)	321	377

Other comprehensive income (loss), net	16,421	(19,449)	(20,055)

Comprehensive income (loss)	$231,761	$98,028	$(9,596)

See accompanying notes to consolidated financial statements.

PARTY CITY HOLDCO INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2015, December 31, 2016 and December 31, 2017

(In thousands, except share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Party City Holdco Inc. Stockholders’ Equity Before Common Stock Held In Treasury	Common Stock Held In Treasury	Total Party City Holdco Inc. Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
Balance at December 31, 2014	$910	$469,117	$29,934	$(12,735)	$487,226	$0	$487,226	$0	$487,226
Net income			10,459		10,459		10,459		10,459
Employee equity based compensation		3,042			3,042		3,042		3,042
Adjustment to redeemable securities	31	35,031			35,062		35,062		35,062
Issuance of common stock	252	396,907			397,159		397,159		397,159
Exercise of stock options		30			30		30		30
Foreign currency adjustments				(20,432)	(20,432)		(20,432)		(20,432)
Excess tax benefit from stock options		298			298		298		298
Spin-off of subsidiary			(204)		(204)		(204)		(204)
Impact of foreign exchange contracts				377	377		377		377

Balance at December 31, 2015	$1,193	$904,425	$40,189	$(32,790)	$913,017	$0	$913,017	$0	$913,017
Net income			117,477		117,477		117,477		117,477
Employee equity based compensation		3,853			3,853		3,853		3,853
Exercise of stock options	2	1,371			1,373		1,373		1,373
Foreign currency adjustments				(19,770)	(19,770)		(19,770)		(19,770)
Excess tax benefit from stock options		518			518		518		518
Impact of foreign exchange contracts				321	321		321		321

Balance at December 31, 2016	$1,195	$910,167	$157,666	$(52,239)	$1,016,789	$0	$1,016,789	$0	$1,016,789
Net income			215,340		215,340		215,340		215,340
Employee equity based compensation		5,309			5,309		5,309		5,309
Warrant		421			421		421		421
Adjustment to redeemable securities			(410)		(410)		(410)		(410)
Exercise of stock options	3	1,295			1,298		1,298		1,298
Foreign currency adjustments				17,561	17,561		17,561		17,561
Treasury stock purchases					0	(286,733)	(286,733)		(286,733)
Acquired noncontrolling interest					0		0	355	355
Impact of foreign exchange contracts				(1,140)	(1,140)		(1,140)		(1,140)

Balance at December 31, 2017	$1,198	$917,192	$372,596	$(35,818)	$1,255,168	$(286,733)	$968,435	$355	$968,790

PARTY CITY HOLDCO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Cash flows provided by operating activities:
Net income	$215,340	$117,477	$10,459
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	85,168	83,630	80,515
Amortization of deferred financing costs	4,937	5,818	40,516
Provision for doubtful accounts	560	781	223
Deferred income tax (benefit) expense	(102,651)	3,401	(6,178)
Deferred rent	7,287	18,835	13,407
Undistributed (gain) loss in unconsolidated joint ventures	(194)	314	562
Impairment of intangible assets	0	0	852
Loss (gain) on disposal of equipment	475	14	(2,593)
Non-employee equity based compensation	3,033	0	0
Employee equity based compensation	5,309	3,853	3,042
Changes in operating assets and liabilities, net of effects of acquired businesses:
Decrease (increase) in accounts receivable	1,153	(5,898)	6,868
Decrease (increase) in inventories	37,175	(42,819)	15,515
Increase in prepaid expenses and other current assets	(9,079)	(14,499)	(4,683)
Increase (decrease) in accounts payable, accrued expenses and income taxes payable	19,408	86,893	(78,293)

Net cash provided by operating activities	267,921	257,800	80,212
Cash flows used in investing activities:
Cash paid in connection with acquisitions, net of cash acquired	(74,710)	(31,820)	(22,615)
Capital expenditures	(66,970)	(81,948)	(78,825)
Proceeds from disposal of property and equipment	35	35	1,304

Net cash used in investing activities	(141,645)	(113,733)	(100,136)
Cash flows (used in) provided by financing activities:
Repayment of loans, notes payable and long-term obligations	(234,619)	(1,521,218)	(2,561,594)
Proceeds from loans, notes payable and long-term obligations	380,092	1,399,717	2,198,600
Cash held in escrow in connection with acquisitions	0	0	(3,832)
Excess tax benefit from stock options	0	518	298
Exercise of stock options	1,298	1,373	30
Treasury stock purchases	(286,733)	0	0
Issuance of common stock	0	0	397,159
Debt issuance costs	0	(130)	(11,720)

Net cash (used in) provided by financing activities	(139,962)	(119,740)	18,941
Effect of exchange rate changes on cash and cash equivalents	3,367	(2,636)	(3,312)

Net (decrease) increase in cash and cash equivalents	(10,319)	21,691	(4,295)
Cash and cash equivalents at beginning of period	64,610	42,919	47,214

Cash and cash equivalents at end of period	$54,291	$64,610	$42,919

Supplemental disclosure of cash flow information:
Cash paid during the period
Interest	$76,171	$86,183	$143,458
Income taxes, net of refunds	$66,445	$26,883	$40,134

Supplemental information on non-cash activities:

Capital lease obligations of $1,553, $1,623, and $223 were incurred during the years ended December 31, 2017, December 31, 2016, and December 31, 2015, respectively.

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

Party City Holdco is a holding company with no operating assets or operations. The Company owns 100% of PC Nextco Holdings, LLC (“PC Nextco”), which owns 100% of PC Intermediate Holdings, Inc. (“PC Intermediate”). PC Intermediate owns 100% of Party City Holdings Inc. (“PCHI”), which owns most of the Company’s operating subsidiaries.

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

Inventories

Inventories are valued at the lower of cost and net realizable value.

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

The Company principally determines the cost of inventory using the weighted average method.

The Company estimates retail inventory shrinkage for the period between physical inventory dates on a store-by-store basis. Inventory shrinkage estimates can be affected by changes in merchandise mix and changes in actual shortage trends. The shrinkage rate from the most recent physical inventory, in combination with historical experience, is the basis for estimating shrinkage.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including consideration of the Company’s history of receivable write-offs, the level of past due accounts and the economic status of the Company’s customers. In an effort to identify adverse trends relative to customer economic status, the Company assesses the financial health of the markets it operates in and performs periodic credit evaluations of its customers and ongoing reviews of account balances and aging of receivables. Amounts are considered past due when payment has not been received within the time frame of the credit terms extended. Write-offs are charged directly against the allowance for doubtful accounts and occur only after all collection efforts have been exhausted. At December 31, 2017 and December 31, 2016, the allowance for doubtful accounts was $2,971 and $2,683, respectively.

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

The Company reviews the recoverability of its finite long-lived assets, including finite-lived intangible assets, whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. For purposes of recognizing and measuring impairment, the Company evaluates long-lived assets other than goodwill based upon the lowest level of independent cash flows ascertainable to evaluate impairment. If the sum of the undiscounted future cash flows expected over the remaining asset life is less than the carrying value of the assets, the Company may recognize an impairment loss. The impairment related to long-lived assets is measured as the amount by which the carrying amount of the asset(s) exceeds the fair value of the asset(s).

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

If it is concluded that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company estimates the fair value of the reporting unit using a combination of a market approach and an income approach. If the carrying amount of a reporting unit exceeds its fair value, the excess, if any, of the fair value of the reporting unit over amounts allocable to the unit’s other assets and liabilities is the implied fair value of goodwill. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss will be recognized in an amount equal to that excess. The fair value of a reporting unit refers to the amount at which the unit as a whole could be sold in a current transaction between willing parties.

Deferred Financing Costs

Deferred financing costs are netted against amounts outstanding under the related debt instruments. They are amortized to interest expense over the lives of the instruments using the effective interest method.

Deferred Rent and Rental Expenses

The Company leases its retail stores under operating leases that generally have initial terms of ten years, with two five year renewal options. The Company’s leases may have early cancellation clauses, which permit the lease to be terminated if certain sales levels are not met in specific periods, and may provide for the payment of contingent rent based on a percentage of the store’s net sales. The Company’s lease agreements generally have defined escalating rent provisions, which are reported as a deferred rent liability and expensed on a straight-line basis over the term of the related lease, commencing with the date of possession. In addition, the Company may receive cash allowances from its landlords on certain properties, which are reported as deferred rent and amortized to rent expense over the term of the lease, also commencing with the date of possession. Retail’s deferred rent liability at December 31, 2017 and 2016 was $76,994 and $68,857, respectively.

Equity Method Investments

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

Also, during April 2017, the Company paid approximately $4,000 for a 28% ownership interest in Punchbowl, Inc., a provider of digital greeting cards and digital invitations. The Company is accounting for the investment under the equity method of accounting.

The Company’s investments are included in other assets on the consolidated balance sheet and the results of the investees’ operations are included in other expense (income) in the consolidated statement of operations and comprehensive income (loss) (see Note 10).

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

Revenue Recognition

Revenue from retail store operations is recognized at the point of sale. Retail e-commerce sales are recognized when the consumer receives the product. Due to its extensive history operating as the largest party goods retailer in North America, the Company has sufficient history with which to estimate future retail sales returns.

The transaction price for the overwhelming majority of the Company’s retail sales is based on either: 1) the item’s stated price or 2) the stated price adjusted for the impact of a coupon which can only be applied to such transaction. To the extent that the Company charges customers for freight costs on e-commerce sales, the Company records such amounts in revenue. The Company excludes all sales taxes and value-added taxes from revenue.

Under the terms of its agreements with its franchisees, the Company provides both: 1) brand value (via significant advertising spend) and 2) support with respect to planograms, in exchange for a royalty fee that ranges from 4% to 6% of the franchisees’ sales. The Company records the royalty fees at the time that the franchisees’ sales are recorded. Additionally, although the Company anticipates that future franchise store openings will be limited, when a franchisee opens a new store, the Company receives and records a one-time fee which is earned by the Company for its assistance with site selection and development of the new location. Both the sales-based royalty fee and the one-time fee are recorded in royalties and franchise fees in the Company’s consolidated statement of operations and comprehensive income.

For most of the Company’s wholesale sales, revenue is recognized upon the Company’s shipment of the product as: 1) legal title transfers on such date and 2) the Company has a present right to payment at such time. Wholesale sales returns are not significant as the Company generally only accepts the return of goods that were shipped to the customer in error or that were damaged when received by the customer. Additionally, due to its extensive history operating as a leading party goods wholesaler, the Company has sufficient history with which to estimate future sales returns.

In most cases, the determination of the transaction price is straight-forward as it is fixed based on the contract and/or purchase order. However, a limited number of customers receive volume-based rebates. Additionally, certain customers receive small discounts for early payment (generally 1% of the transaction price). Based on the business’ long history as a leading party goods wholesaler, the Company has sufficient history with which to estimate variable consideration for such volume-based rebates and early payment discounts. To the extent that the Company charges customers for freight costs, the Company records such amounts in revenue. The Company excludes all sales taxes and value-added taxes from revenue.

The majority of the sales for the Company’s wholesale business are due within 30 to 120 days from the transfer of control of the product and substantially all of the sales are collected within a year from such transfer.

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

Although most of the Company’s revenue transactions consist of fixed transaction prices and the transfer of control at either the point of sale (for retail) or when the product is shipped (for wholesale), certain transactions involve a limited number of judgments. For transactions for which control transfers to the customer when the freight carrier delivers the product to the customer, the Company estimates the date of such receipt based on historical shipping times. Additionally, the Company utilizes historical data to estimate sales returns, volume-based rebates and discounts for early payments by customers. Due to its extensive history operating as a leading party goods retailer and wholesaler, the Company has sufficient history with which to estimate such amounts.

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

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

Advertising

Advertising costs are expensed as incurred. Retail advertising expenses for the years ended December 31, 2017, December 31, 2016, and December 31, 2015 were $61,187, $63,528, and $62,495, respectively.

Variable Interest Entities

When determining whether a legal entity should be consolidated, the Company first determines whether it has a variable interest in the legal entity. If a variable interest exists, the Company determines whether the legal entity is a variable interest entity due to either: 1) a lack of sufficient equity to finance its activities, 2) the equity holders lacking the characteristics of a controlling financial interest or 3) the legal entity being structured with non-substantive voting rights. If the Company concludes that the legal entity is a variable interest entity, the Company next determines whether it is the primary beneficiary due to it possessing both: 1) the power to direct the activities of a variable interest entity that most significantly impact the variable interest entity’s economic performance and 2) the obligation to absorb losses of the variable interest entity that potentially could be significant to the variable interest entity or the right to receive benefits from the variable interest entity which could be significant to the variable interest entity. If the Company concludes that it is the primary beneficiary, it consolidates the legal entity.

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

As part of Ampology’s compensation for designing, developing and launching the exchange platform, Ampology received a 70% ownership interest in Kazzam. The 70% interest has been recorded as redeemable securities in the mezzanine of the Company’s consolidated balance sheet as, in the future, Ampology has the right to cause the Company to purchase the interest. On a recurring basis, the mezzanine liability is adjusted to the greater of: a) the interest’s carrying amount under Accounting Standards Codification (“ASC”) Topic 810, “Consolidation”, or b) the fair value of the interest.

Art and Development Costs

Art and development costs are primarily internal costs that are not easily associated with specific designs, some of which may not reach commercial production. Accordingly, the Company expenses these costs as incurred.

Derivative Financial Instruments

ASC Topic 815, “Accounting for Derivative Instruments and Hedging Activities”, requires that all derivative financial instruments be recognized on the balance sheet at fair value and establishes criteria for both the designation and effectiveness of hedging activities. The Company uses derivatives in the management of interest rate and foreign currency exposure. ASC Topic 815 requires the Company to formally document the assets, liabilities or other transactions the Company designates as hedged items, the risk being hedged and the relationship between the hedged items and the hedging instruments. The Company must measure the effectiveness of the hedging relationship at the inception of the hedge and on an on-going basis.

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

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

A reconciliation between basic and diluted income per share is as follows:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Net income attributable to Party City Holdco Inc.:	$215,340	$117,477	$10,459
Adjustment to Kazzam liability (see above):	(410)	0	0

Numerator for earnings per share:	$214,930	$117,477	$10,459
Weighted average shares — Basic:	118,589,421	119,381,842	111,917,168
Effect of dilutive warrants:	0	0	0
Effect of dilutive stock options:	1,304,600	987,830	1,026,639

Weighted average shares — Diluted:	119,894,021	120,369,672	112,943,807

Net income per common share — Basic:	$1.81	$0.98	$0.09

Net income per common share — Diluted:	$1.79	$0.98	$0.09

During the years ended December 31, 2017, December 31, 2016 and December 31, 2015, 2,392,150 stock options, 2,371,876 stock options and 1,991,965 stock options, respectively, were excluded from the calculations of net income per common share — diluted as they were anti-dilutive. Additionally, during the years ended December 31, 2017, December 31, 2016 and December 31, 2015, 596,000 warrants, 0 warrants and 0 warrants, respectively, were excluded from the calculations of net income per common share — diluted as they were anti-dilutive.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The pronouncement contains a five-step model which replaces most existing revenue recognition guidance. The new standard is effective for the Company during the first quarter of 2018. The pronouncement can be applied retrospectively to prior reporting periods or on a modified retrospective basis through a cumulative-effect adjustment as of the date of adoption. The Company has decided to adopt the pronouncement using the modified retrospective approach. The pronouncement will not have a material impact on the Company’s consolidated financial statements. On January 1, 2018, the Company will adjust its accounting for certain discounts which are tied to the timing of payments by customers of its wholesale business and the Company will record a cumulative-effect adjustment which will reduce retained earnings by $46. Additionally, as of such date, the Company will modify its accounting for certain metallic balloon sales of its wholesale segment and defer the recognition of revenue on such sales, and the related costs, until the balloons have been filled with helium. As a result, the Company will record a cumulative-effect adjustment which will increase retained earnings by $8. Finally, as of such date, the Company will adjust its accounting for certain discounts on wholesale sales of seasonal product and the Company will record a cumulative-effect adjustment which will reduce retained earnings by $40.

Note 3 — Inventories, Net

Inventories consisted of the following:

	December 31,
	2017	2016
Finished goods	$562,809	$581,277
Raw materials	30,346	23,222
Work in process	10,911	9,369

	$604,066	$613,868

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

Note 4 — Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following:

	December 31,
	2017	2016	Useful lives
Machinery and equipment	$187,937	$157,170	3-15 years
Buildings	68,451	67,851	40 years
Data processing	63,354	49,688	3-5 years
Leasehold improvements	120,146	109,218	1-10 years
Furniture and fixtures	177,309	163,539	5-10 years
Land	10,733	10,450

	627,930	557,916
Less: accumulated depreciation	(326,789)	(265,012)

	$301,141	$292,904

Depreciation expense related to property, plant and equipment, including assets under capital leases, was $68,209, $66,383, and $61,630, for the years ended December 31, 2017, December 31, 2016, and December 31, 2015, respectively.

Note 5 — Acquisitions

During January 2017, the Company acquired 18 franchise stores, which are located mostly in Louisiana and Alabama, for total consideration of approximately $16, 000. The following summarizes the fair values of the major classes of assets acquired and liabilities assumed: inventories of $7,600, property, plant and equipment of $2,000, a reacquired right intangible asset in the amount of $3,900 and an asset in the amount of $1,400 due to leases that are favorable when compared to market rates. The allocation of the purchase price, which has been finalized, was based on the Company’s estimate of the fair value of the assets acquired and liabilities assumed. Goodwill, which is tax-deductible, arose due to numerous factors, including the wholesale profit generated via the sale of product from the Company’s wholesale operations through the 18 stores. Goodwill also arose due to the value to the Company of customers knowing that there are party stores in the locations (when the Company opens a new store, sales are initially lower than those of mature stores and increase over time), the Company’s ability to run the stores more efficiently than the franchisee based on the Company’s experience with its over 700 corporate-owned stores and the assembled workforce at the 18 stores.

During March 2017, the Company acquired 85% of the common stock of Granmark, S.A. de C.V. (“Granmark”), a Mexican manufacturer and wholesaler of party goods, for total consideration of approximately $22,000 (exclusive of $5,600 of cash acquired). Based on the terms of the acquisition agreement, the Company is required to acquire the remaining 15% interest over a three to five year period and it has recorded a liability for the estimated purchase price of such interest, $2,874 at December 31, 2017. The following summarizes the fair values of the major classes of assets acquired and liabilities assumed: accounts receivable of $4,600, inventories of $3,300, other current assets of $900, property, plant and equipment of $3,100, a customer lists intangible asset in the amount of $4,700, a trade name intangible asset in the amount of $900, accounts payable of $1,500, accrued expenses of $2,700, deferred tax liabilities of $800 and loans and notes payable of $6,500. The allocation of the purchase price, which has been finalized, was based on the Company’s estimate of the fair value of the assets acquired and liabilities assumed. Goodwill, which is not tax-deductible, arose due to numerous synergies, including: 1) the Company selling items, which Granmark manufactures, through the Company’s Party City

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

stores and 2) Granmark selling items, which the Company manufactures, to Granmark’s significant Mexican customer base.

Also, during March 2017, the Company acquired an additional 18 franchise stores, which are located in North Carolina and South Carolina, for total consideration of approximately $32,000. The following summarizes the fair values of the major classes of assets acquired and liabilities assumed: inventories of $7,700, property, plant and equipment of $500, a reacquired right intangible asset in the amount of $5,500, an asset in the amount of $300 due to leases that are favorable when compared to market rates and a deferred tax asset in the amount of $800. The allocation of the purchase price, which has been finalized, was based on the Company’s estimate of the fair value of the assets acquired and liabilities assumed. Goodwill, which is tax-deductible, arose due to numerous factors, including the wholesale profit generated via the sale of product from the Company’s wholesale operations through the 18 stores. Goodwill also arose due to the value to the Company of customers knowing that there are party stores in the locations (when the Company opens a new store, sales are initially lower than those of mature stores and increase over time), the Company’s ability to run the stores more efficiently than the franchisee based on the Company’s experience with its over 700 corporate-owned stores and the assembled workforce at the 18 stores.

During April 2017, the Company paid approximately $4,000 for a 28% ownership interest in Punchbowl, Inc., a provider of digital greeting cards and digital invitations. The Company is accounting for the investment under the equity method of accounting.

During July 2017, the Company acquired 60% of the common stock of Print Appeal, Inc. (“Print Appeal”), a wholesaler of personalized cups, napkins, and other items, for total consideration of approximately $3,000 (exclusive of $600 of cash acquired). Based on the terms of the acquisition agreement, the Company is required to acquire the remaining 40% interest over a four to six year period and it has recorded a liability for the estimated purchase price of such interest, $3,063 at December 31, 2017. The allocation of the purchase price has been finalized.

During December 2017, the Company acquired seven independent party stores, which are located in Oklahoma, for total consideration of approximately $6,000. The Company is in the process of finalizing the purchase price allocation.

Pro forma financial information has not been presented because the impact of the acquisitions individually, and in the aggregate, is not material to the Company’s consolidated financial results.

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

Goodwill Changes by Reporting Segment

For the years ended December 31, 2017 and December 31, 2016 goodwill changes, by reporting segment, were as follows:

	Year Ended December 31, 2017	Year Ended December 31, 2016
Wholesale segment:
Beginning balance	$491,859	$494,299
Granmark acquisition	13,241	0
Print Appeal acquisition	3,133	0
Other acquisitions	1,348	3,572
Foreign currency impact	4,365	(6,012)

Ending balance	513,946	491,859

Retail segment:
Beginning balance	1,080,709	1,068,216
Store acquisitions	23,025	12,869
Foreign currency impact	1,573	(376)

Ending balance	1,105,307	1,080,709

Total ending balance, both segments	$1,619,253	$1,572,568

Note 6 — Intangible Assets

The Company had the following other identifiable intangible assets:

	December 31, 2017
	Cost	Accumulated Amortization	Net Carrying Value	Useful lives
Retail franchise licenses	$81,600	$35,700	$45,900	4-19 years
Customer lists and relationships	61,527	36,268	25,259	2-20 years
Copyrights and designs	29,030	27,406	1,624	5-7 years
Leasehold interests	16,850	14,229	2,621	1-17 years
Non-compete agreements	500	200	300	5 years

Total	$189,507	$113,803	$75,704

	December 31, 2016
	Cost	Accumulated Amortization	Net Carrying Value	Useful lives
Retail franchise licenses	$72,200	$27,600	$44,600	4-19 years
Customer lists and relationships	56,385	30,796	25,589	3-20 years
Copyrights and designs	29,030	24,454	4,576	5-7 years
Leasehold interests	15,556	14,140	1,416	1-11 years
Non-compete agreements	500	100	400	5 years

Total	$173,671	$97,090	$76,581

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

The Company is amortizing the majority of its intangible assets utilizing accelerated patterns based on the discounted cash flows that were used to value such assets.

The amortization expense for finite-lived intangible assets for the years ended December 31, 2017, December 31, 2016, and December 31, 2015 was $16,959, $17,247, and $18,885, respectively. Estimated amortization expense for each of the next five years will be approximately $14,239, $12,987, $10,043, $8,461, and $6,034, respectively.

In addition to the Company’s finite-lived intangible assets, the Company has recorded indefinite-lived intangible assets for the Party City trade name, the Amscan trade name, the Halloween City trade name, the Christys trade name, the Granmark trade name, the partycity.com domain name and the partydelights.co.uk domain name.

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

In connection with entering into the ABL Facility, the Company incurred and capitalized third-party costs. All capitalized costs are being amortized over the life of the ABL Facility and are included in loans and notes payable in the Company’s consolidated balance sheet. The balance of related unamortized financing costs at December 31, 2017 was $2,210.

Borrowings under the ABL Facility totaled $286,250 at December 31, 2017. The weighted average interest rate for such borrowings was 4.63% at December 31, 2017. Outstanding standby letters of credit totaled $26,328 at December 31, 2017 and, after considering borrowing base restrictions, at December 31, 2017 PCHI had $171,955 of available borrowing capacity under the terms of the facility.

Other Credit Agreements

The Company’s subsidiaries have also entered into several foreign asset-based and overdraft credit facilities that provide the Company with additional borrowing capacity. At December 31, 2017 and December 31, 2016, there were $2,251 and $1,162 borrowings outstanding under the foreign facilities, respectively. The facilities contain customary affirmative and negative covenants.

Note 8 — Long-Term Obligations

Long-term obligations consisted of the following:

	December 31,
	2017	2016
Senior secured term loan facility (“Term Loan Credit Agreement”)	$1,196,505	$1,205,496
6.125% senior notes (“Senior Notes”)	345,368	344,544
Capital lease obligations	3,276	2,912

Total long-term obligations	1,545,149	1,552,952
Less: current portion	(13,059)	(13,348)

Long-term obligations, excluding current portion	$1,532,090	$1,539,604

Term Loan Credit Agreement

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

During February 2018, the Company amended the Term Loan Credit Agreement again. The applicable margin for ABR borrowings was lowered from 2.00% to 1.75% and the applicable margin for LIBOR borrowings was lowered from 3.00% to 2.75%. Additionally, based on the terms of the amendment, the ABR and LIBOR margins will drop to 1.50% and 2.50%, respectively, if the Company’s Senior Secured Leverage Ratio, as defined by the agreement, falls below 3.2 to 1.0. See Note 22 for further discussion.

The amended agreement provides for two pricing options: (i) an ABR for any day, a rate per annum equal to the greater of (a) the prime rate in effect on such day, (b) the federal funds effective rate in effect on such day plus 0.5%, (c) the adjusted LIBOR rate plus 1% and (d) 1.75% or (ii) the LIBOR rate, with a LIBOR floor of 0.75%, in each case plus an applicable margin. The February 2018 amendment provides that the term loans are subject to a 1.00% prepayment premium if voluntarily repaid within six months from the date of the amendment. Otherwise, the term loans may be voluntarily prepaid at any time without premium or penalty, other than customary breakage costs with respect to loans based on the LIBOR rate.

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

The Term Loan Credit Agreement contains certain customary affirmative covenants and events of default. Additionally, it contains negative covenants which, among other things and subject to certain exceptions, restrict the ability of PCHI to:

•	incur additional indebtedness;

•	pay dividends on capital stock or redeem, repurchase or retire capital stock;

•	make certain investments, loans, advances and acquisitions;

•	engage in transactions with affiliates;

•	create liens; and

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

•	transfer or sell certain assets.

At December 31, 2017, the principal amount of term loans outstanding under the Term Loan Credit Agreement was $1,211,268. Such amount is recorded net of original issue discounts, capitalized call premiums and deferred financing costs on the Company’s consolidated balance sheet. At December 31, 2017, original issue discounts, capitalized call premiums and deferred financing costs totaled $14,763. At December 31, 2017, all outstanding borrowings were based on LIBOR and were at a weighted average interest rate of 4.46%.

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

In connection with issuing the Senior Notes, the Company incurred and capitalized third-party costs. Capitalized costs are being amortized over the life of the debt and are included in long-term obligations, excluding current portion, in the Company’s consolidated balance sheet. At December 31, 2017, $4,632 of costs were capitalized.

Other Indebtedness

Additionally, the Company has entered into various capital leases for machinery and equipment. At December 31, 2017 and December 31, 2016 the balances of such leases were $3,276 and $2,912, respectively.

Subject to certain exceptions, PCHI may not make certain payments, including the payment of dividends to its shareholders (“restricted payments”), unless certain conditions are met under the terms of the indenture governing the Senior Notes, the ABL Facility and the Term Loan Credit Agreement. As of December 31, 2017, the most restrictive of these conditions existed in the indenture for the Senior Notes and in the Term Loan Credit Agreement, which both limit restricted payments based on PCHI’s consolidated net income and leverage ratios. As of December 31, 2017, PCHI had $87,087 of capacity under the two debt instruments to make restricted payments. PCHI’s parent companies, PC Intermediate, PC Nextco and Party City Holdco, have no assets or operations other than their investments in their subsidiaries and income from those subsidiaries.

At December 31, 2017, maturities of long-term obligations consisted of the following:

	Long-Term Debt Obligations	Capital Lease Obligations	Totals
2018	$12,266	$793	$13,059
2019	12,266	716	12,982
2020	12,266	604	12,870
2021	12,266	800	13,066
2022	1,162,204	363	1,162,567
Thereafter	350,000	0	350,000

Long-term obligations	$1,561,268	$3,276	$1,564,544

Note 9 — Capital Stock

At December 31, 2017, the Company’s authorized capital stock consisted of 300,000,000 shares of $0.01 par value common stock and 15,000,000 shares of $0.01 par value preferred stock.

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

The changes in common shares outstanding during the three years ended December 31, 2015, December 31, 2016 and December 31, 2017 were as follows:

Common Shares Outstanding at December 31, 2014	91,007,894
Adjustment to redeemable securities	3,088,630
Issuance of common stock	25,156,250
Exercise of stock options	5,600

Common Shares Outstanding at December 31, 2015	119,258,374
Exercise of stock options	257,520

Common Shares Outstanding at December 31, 2016	119,515,894
Exercise of stock options	243,775
Treasury stock purchases	(23,379,567)

Common Shares Outstanding at December 31, 2017	96,380,102

During the year ended December 31, 2017, the Company acquired 23,379,567 treasury shares for $286,733. The shares are included in “common stock held in treasury” on the Company’s consolidated balance sheet.

Note 10 — Other Expense (Income), net

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Other expense (income), net consists of the following:
Undistributed (gain) loss in unconsolidated joint ventures	$(194)	$314	$562
Foreign currency losses (gains)	466	(7,417)	3,691
Debt refinancings (a)	0	1,458	94,607
Management agreement termination fee (b)	0	0	30,697
Corporate development expenses	2,660	3,290	1,786
Other, net	1,694	345	(353)

Other expense (income), net	$4,626	$(2,010)	$130,990

(a)	In August 2015, the Company refinanced its debt and recorded $79,010 of charges in other expense related to call premiums, third-party costs and the write-off of existing deferred financing costs, original issue discounts and capitalized call premiums. Further, during April 2015, the Company consummated an initial public offering of its common stock and the net proceeds of the offering were used to, among other things, fully redeem outstanding notes. The Company recorded $15,597 of charges related to the early redemption of such notes and the write-off of existing deferred financing costs and original issue discounts.
(b)	In conjunction with the initial public offering, the Company paid a management agreement termination fee to affiliates of THL and Advent. See Note 14 for further discussion.

Note 11 — Employee Benefit Plans

Certain subsidiaries of the Company maintain defined contribution plans for eligible employees. The plans require the subsidiaries to match from approximately 11% to 100% of voluntary employee contributions to the plans, not to exceed a maximum amount of the employee’s annual salary, ranging from 5% to 6%. Expense for the plans for the years ended December 31, 2017, December 31, 2016, and December 31, 2015 totaled $6,565, $5,792, and $5,196, respectively.

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

Time-based options

Party City Holdco grants time-based options to key eligible employees and outside directors. In conjunction with the options, the Company recorded compensation expense of $5,309, $3,853, and $3,042 during the years ended December 31, 2017, December 31, 2016, and December 31, 2015, respectively.

The fair value of time-based options granted during the year ended December 31, 2017 was estimated on the grant date using a Black-Scholes option valuation model based on the assumptions in the following table:

Expected dividend rate	0%
Risk-free interest rate	1.79% to 2.22%
Volatility	25.44% to 27.05%
Expected option term	5.5 years – 6.5 years

As Party City Holdco’s stock only recently started trading publicly, the Company determined volatility based on the average historical volatility of guideline companies. Additionally, as there is not sufficient historical exercise data to provide a reasonable basis for determining the expected term, the Company estimated the expected term using the “simplified” method.

The Company based its estimated forfeiture rate on historical forfeitures for time-based options that were granted by PCHI between 2004 and 2012 as the number of options given to each of the various levels of management is principally consistent with historical grants and forfeitures are expected to be materially consistent with past experience.

Most of the time-based options that were granted during 2013 vested 20% on July 27, 2013 and vest 20% each July 27th thereafter. The Company’s other time-based options principally vest 20% on each anniversary date. The Company records compensation expense for such options on a straight-line basis. As of December 31, 2017, there was $5,248 of unrecognized compensation cost, which will be recognized over a weighted-average period of approximately 33 months.

Performance-based options

During 2013, Party City Holdco granted performance-based stock options to key employees and independent directors. For performance-based options, vesting is contingent upon THL achieving specified investment returns when it sells its ownership stake in Party City Holdco. Since the sale of THL’s shares cannot be assessed as probable before it occurs, no compensation expense has been recorded for the performance-based

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

options that have been granted. As of December 31, 2017, 3,673,600 performance-based options were outstanding. Based on a Monte Carlo simulation and the following assumptions, the options have an average grant date fair value of $3.09 per option:

Expected dividend rate	0%
Risk-free interest rate	1.86%
Volatility	52.00%
Expected option term	5 years

As Party City Holdco’s stock was not publicly traded when the performance-based options were granted, the Company determined volatility based on the average historical volatility of guideline companies.

The following table summarizes the changes in outstanding stock options for the years ended December 31, 2015, December 31, 2016 and December 31, 2017.

	Options	Average Exercise Price	Average Fair Value of Time-Based Options at Grant Date	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2014	6,686,400

Granted	2,013,764	$17.97	$6.04
Exercised	(5,600)	5.33
Forfeited	(176,919)	7.36

Outstanding at December 31, 2015	8,517,645	8.28		$39,453	7.8

Granted	484,950	15.78	4.68
Exercised	(257,520)	5.33
Forfeited	(283,249)	10.05

Outstanding at December 31, 2016	8,461,826	8.74		46,214	6.9

Granted	101,444	14.38	4.46
Exercised	(243,775)	5.33
Forfeited	(294,734)	9.47

Outstanding at December 31, 2017	8,024,761	$8.89		$40,634	6.0

Exercisable at December 31, 2017	2,795,414	$9.07		$13,636	5.9

Expected to vest at December 31, 2017 (excluding performance-based options)	1,555,747	$16.95		$(4,667)	7.7

The intrinsic value of options exercised was $1,972, $2,726 and $60 for the years ended December 31, 2017, December 31, 2016, and December 31, 2015, respectively. The fair value of options vested was $4,354, $4,110, and $1,726, during the years ended December 31, 2017, December 31, 2016, and December 31, 2015, respectively.

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

Note 13 — Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“the Act”) was signed into law. The Act significantly changed U.S. tax law, including lowering the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018, and implementing a one-time “deemed repatriation” tax on unremitted earnings accumulated in non-U.S. jurisdictions since 1986 (the “Transition Tax”). Due to the complexities of accounting for the Act, the SEC issued Staff Accounting Bulletin (“SAB”) No. 118 which allows entities to include a provisional estimate of the impact of the Act in its 2017 financial statements. Therefore, based on currently available information, during the fourth quarter of 2017, the Company recorded a provisional estimate of the impact of the Act, which included an income tax benefit of $90,965 related to the remeasurement of its domestic net deferred tax liabilities and deferred tax assets due to the lower U.S. corporate tax rate. Additionally, the Company recorded a net income tax expense of $1,132 as its provisional estimate of the Transition Tax related to the deemed repatriation of unremitted earnings of foreign subsidiaries. While these amounts represent the Company’s best estimates of the impacts of the reduction in the federal corporate income tax rate and the deemed repatriation Transition Tax, the final impacts of the Act may differ from the Company’s estimates due to, among other things, changes in the Company’s interpretations and assumptions, additional guidance to be issued by the IRS, and actions the Company may take. As provided in SAB 118, any adjustments to these provisional amounts will be recorded as they are identified during the measurement period, which ends no later than December 22, 2018.

A summary of domestic and foreign income before income taxes and including noncontrolling interest follows:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Domestic	$153,280	$152,800	$7,180
Foreign	34,864	33,914	10,688

Total	$188,144	$186,714	$17,868

The income tax (benefit) expense consisted of the following:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Current:
Federal	$61,890	$50,851	$8,137
State	6,267	8,121	2,652
Foreign	7,298	6,864	2,798

Total current expense	75,455	65,836	13,587

Deferred:
Federal	(101,774)	3,290	(6,710)
State	(796)	(906)	(1,086)
Foreign	(81)	1,017	1,618

Total deferred (benefit) expense	(102,651)	3,401	(6,178)

Income tax (benefit) expense	$(27,196)	$69,237	$7,409

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The deferred federal income tax benefit for the year ended December 31, 2017 includes a $90,965 provisional benefit due to the Act lowering the U.S. corporate income tax rate from 35% to 21%. See above for further discussion.

Deferred income tax assets and liabilities consisted of the following:

	December 31,
	2017	2016
Deferred income tax assets:
Inventory valuation	$7,064	$10,138
Allowance for doubtful accounts	746	893
Accrued liabilities	8,130	10,402
Equity based compensation	3,145	3,236
Federal tax loss carryforwards	960	2,715
State tax loss carryforwards	1,726	1,070
Foreign tax loss carryforwards	14,151	13,992
Foreign tax credit carryforwards	6,412	1,418
Deferred rent	9,867	11,816
Other	166	509

Deferred income tax assets before valuation allowances	52,367	56,189
Less: valuation allowances	(24,073)	(17,331)

Deferred income tax assets, net	$28,294	$38,858

Deferred income tax liabilities:
Property, plant and equipment	$13,855	$24,055
Intangible assets	145,066	218,046
Amortization of goodwill and other assets	42,297	61,163
Foreign earnings expected to be repatriated	586	10,954
Other	1,176	2,655

Deferred income tax liabilities	$202,980	$316,873

In the Company’s December 31, 2017 consolidated balance sheet, $1,150 was included in “other assets, net” and $175,836 was included in deferred income tax liabilities. At December 31, 2016, $804 was included in “other assets, net” and $278,819 was included in deferred income tax liabilities.

Management assesses the available positive and negative evidence to estimate if sufficient taxable income will be generated to realize existing deferred tax assets. On the basis of this evaluation, a valuation allowance was recorded to reduce the total deferred tax assets to an amount that will, more-likely-than-not, be realized in the future. The valuation allowance, and the net change during the year, relate primarily to foreign net operating loss carryforwards and foreign tax credit carryforwards, the latter of which principally resulted from the Transition Tax. The estimate of foreign source income incorporated assumptions based upon the best available interpretation of the Act and may change as additional clarification and implementation guidance is made available.

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

As of December 31, 2017, the Company had foreign tax-effected net operating loss carryforwards in Germany of $9,074, the U.K. of $4,108, and Australia of $635, all of which have an unlimited carryforward; as well as $334 from other foreign countries, which expire at different dates. In addition, the U.S. federal net operating loss carryforwards begin to expire in 2020, the U.S. state net operating loss carryforwards begin to expire in 2018 and the foreign tax credit carryforwards begin to expire in 2020.

The difference between the Company’s effective income tax rate and the U.S. statutory income tax rate is as follows:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Tax provision at U.S. statutory income tax rate	35.0%	35.0%	35.0%
State income tax, net of federal income tax	1.9	2.5	5.7
Domestic production activities deduction	(1.4)	(1.0)	(5.1)
Contingent consideration adjustment	0.2	(0.1)	(6.0)
Work Opportunity Tax Credit	(0.4)	(0.3)	(3.2)
Valuation allowances	2.1	0.5	21.7
Foreign earnings	(1.7)	2.3	9.1
U.S. — foreign rate differential	(1.9)	(2.4)	(13.7)
Transition Tax on unremitted foreign earnings, net	0.6	0.0	0.0
Effect of the Act on Federal deferred income tax assets and liabilities	(48.4)	0.0	0.0
Other	(0.5)	0.6	(2.0)

Effective income tax rate	(14.5)%	37.1%	41.5%

Transition Tax on Unremitted Foreign Earnings: As a result of the Act, the U.S. is transitioning from a worldwide system of international taxation to a territorial tax system, thereby eliminating the U.S. federal tax on foreign earnings. However, the Act requires a one-time deemed repatriation tax on such earnings and, accordingly, during the fourth quarter of 2017, the Company provisionally recorded a Transition Tax of $11,500 related to such requirement. Of such amount, $920 will be paid in 2018 and is recorded in income taxes payable on the Company’s consolidated balance sheet. The remainder will be paid in subsequent years and is recorded in “deferred rent and other long-term liabilities” in the Company’s consolidated balance sheet. Prior to the fourth quarter of 2017, the Company recorded deferred income tax liabilities for certain foreign earnings which were expected to be remitted to the U.S. in future periods. Therefore, the expense that was provisionally recorded due to the deemed repatriation tax, $11,500, was mostly offset by the reversal of previously recorded deferred income tax liabilities on unremitted foreign earnings, $10,368. After such reversal, a deferred tax liability, in the amount of $586, remained recorded on the Company’s consolidated balance sheet due to the impact of foreign withholding taxes and state income taxes on the future repatriation of certain foreign earnings.

Effect of the Act on Federal Deferred Income Tax Assets and Liabilities: The deferred federal benefit for the year ended December 31, 2017 includes a $90,965 provisional benefit due to the Act changing the U.S. corporate income tax rate from 35% to 21%. See above for further discussion.

Other differences between the effective income tax rate and the federal statutory income tax rate are composed primarily of reserves for unrecognized tax benefits, non-deductible meals and entertainment expenses, and benefits related to the exercise of stock options.

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Balance as of beginning of period	$913	$765	$798
Increases related to current period tax positions	100	444	130
(Decreases) increases related to prior period tax positions	(158)	339	0
Decreases related to settlements	0	(635)	(92)
Decreases related to lapsing of statutes of limitations	0	0	(71)

Balance as of end of period	$855	$913	$765

The Company’s total unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate were $855 and $913 at December 31, 2017 and 2016, respectively. As of December 31, 2017, we do not believe that there are any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company has accrued $73 and $28 for the potential payment of interest and penalties at December 31, 2017 and 2016, respectively. Such amounts are not included in the table above.

The IRS is currently conducting an examination of the year ended December 31, 2015. For U.S. state income tax purposes, tax years 2013-2017 generally remain open; whereas for non-U.S. income tax purposes, tax years 2012-2017 generally remain open.

Note 14 — Commitments, Contingencies and Related Party Transactions

Lease Agreements

The Company has non-cancelable operating leases for its numerous retail store sites, as well as for its corporate offices, certain distribution and manufacturing facilities, showrooms, and warehouse equipment that expire on various dates, principally through 2029. These leases generally contain renewal options and require the Company to pay real estate taxes, utilities and related insurance.

At December 31, 2017, future minimum lease payments under all operating leases consisted of the following:

Future Minimum Operating Lease Payments
2018	$186,278
2019	161,996
2020	146,603
2021	132,217
2022	115,502
Thereafter	310,992

$1,053,588

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

The future minimum lease payments included in the above table also do not include contingent rent based upon sales volumes or other variable costs, such as maintenance, insurance and taxes.

Rent expense for the years ended December 31, 2017, December 31, 2016, and December 31, 2015 was $255,615, $235,790, and $225,543, respectively, and included immaterial amounts of rent expense related to contingent rent.

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

At December 31, 2017, the Company’s commitment to pay future minimum product royalties was as follows:

Future Minimum Royalty Payments
2018	$29,879
2019	18,982
2020	6,992
2021	150
2022	0
Thereafter	0

$56,003

Product royalty expense for the years ended December 31, 2017, December 31, 2016, and December 31, 2015 was $46,242, $43,914, and $45,710, respectively.

Related Party Transactions

During 2012, Party City Holdco and PCHI entered into a management agreement with THL and Advent under which THL and Advent provided advice on, among other things, financing, operations, acquisitions and

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

dispositions. Under the agreement, THL and Advent were paid, in aggregate, an annual management fee in the amount of the greater of $3,000 or 1.0% of Adjusted EBITDA, as defined in PCHI’s debt agreements. THL and Advent received annual management fees in the amounts of $692 and $238, respectively, during the year ended December 31, 2015. Such amounts were recorded in general and administrative expenses in the Company’s consolidated statement of operations and comprehensive income (loss). In the case of an initial public offering or a change in control, as defined in Party City Holdco’s stockholders’ agreement, at the time of such event the Company was required to pay THL and Advent the net present value of the remaining annual management fees that were payable over the agreement’s ten year term. Therefore, during April 2015, in conjunction with the Company’s initial public offering, the Company paid a management agreement termination fee of $30,697.

Morry Weiss became a member of the Company’s Board of Directors in June 2015. He is the Chairman of the Board of American Greetings Corporation (“American Greetings”). During the years ended December 31, 2017, December 31, 2016 and December 31, 2015, the Company had $22,100, $19,600 and $30,100, respectively, of sales to American Greetings in the ordinary course of business. Additionally, during such years, the Company purchased $3,700, $2,700 and $3,500, respectively, of product from American Greetings, also in the ordinary course.

Additionally, in the normal course of business, the Company buys and sells party goods from/to certain equity method investees. Such activity is immaterial to the Company’s consolidated financial statements.

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

The Company’s industry segment data for the years ended December 31, 2017, December 31, 2016, and December 31, 2015 are as follows:

	Wholesale	Retail	Consolidated
Year Ended December 31, 2017
Revenues:
Net sales	$1,260,089	$1,728,589	$2,988,678
Royalties and franchise fees	0	13,583	13,583

Total revenues	1,260,089	1,742,172	3,002,261
Eliminations	(630,692)	0	(630,692)

Net revenues	$629,397	$1,742,172	$2,371,569

Income from operations	$68,130	$212,006	$280,136

Interest expense, net			87,366
Other expense, net			4,626

Income before income taxes			$188,144

Depreciation and amortization	$30,520	$54,648	$85,168

Capital expenditures	$32,490	$34,480	$66,970

Total assets	$1,050,620	$2,404,136	$3,454,756

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

	Wholesale	Retail	Consolidated
Year Ended December 31, 2016
Revenues:
Net sales	$1,252,218	$1,641,068	$2,893,286
Royalties and franchise fees	0	17,005	17,005

Total revenues	1,252,218	1,658,073	2,910,291
Eliminations	(626,900)	0	(626,900)

Net revenues	$625,318	$1,658,073	$2,283,391

Income from operations	$91,920	$182,164	$274,084

Interest expense, net			89,380
Other income, net			(2,010)

Income before income taxes			$186,714

Depreciation and amortization	$29,695	$53,935	$83,630

Capital expenditures	$26,854	$55,094	$81,948

Total assets	$1,004,599	$2,389,379	$3,393,978

	Wholesale	Retail	Consolidated
Year Ended December 31, 2015
Revenues:
Net sales	$1,226,989	$1,621,524	$2,848,513
Royalties and franchise fees	0	19,411	19,411

Total revenues	1,226,989	1,640,935	2,867,924
Eliminations	(573,391)	0	(573,391)

Net revenues	$653,598	$1,640,935	$2,294,533

Income from operations	$85,728	$186,491	$272,219

Interest expense, net			123,361
Other expense, net			130,990

Income before income taxes			$17,868

Depreciation and amortization	$29,352	$51,163	$80,515

Capital expenditures	$18,849	$59,976	$78,825

Geographic Segments

Export sales of metallic balloons of $22,812, $23,631, and $22,803 during the years ended December 31, 2017, December 31, 2016, and December 31, 2015, respectively, are included in domestic sales to unaffiliated customers below. Intercompany sales between geographic areas primarily consist of sales of finished goods and are generally made at cost plus a share of operating profit.

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

The Company’s geographic area data follows:

	Domestic	Foreign	Eliminations	Consolidated
Year Ended December 31, 2017
Revenues:
Net sales to unaffiliated customers	$1,962,697	$395,289	$0	$2,357,986
Net sales between geographic areas	54,268	64,585	(118,853)	0

Net sales	2,016,965	459,874	(118,853)	2,357,986
Royalties and franchise fees	13,583	0	0	13,583

Total revenues	$2,030,548	$459,874	$(118,853)	$2,371,569

Income from operations	$252,270	$27,866	$0	$280,136

Interest expense, net				87,366
Other expense, net				4,626

Income before income taxes				$188,144

Depreciation and amortization	$76,970	$8,198		$85,168

Total long-lived assets (excluding goodwill, trade names and other intangible assets, net)	$277,791	$36,174		$313,965

Total assets	$3,131,256	$323,500	$0	$3,454,756

	Domestic	Foreign	Eliminations	Consolidated
Year Ended December 31, 2016
Revenues:
Net sales to unaffiliated customers	$1,917,158	$349,228	$0	$2,266,386
Net sales between geographic areas	51,916	80,776	(132,692)	0

Net sales	1,969,074	430,004	(132,692)	2,266,386
Royalties and franchise fees	17,005	0	0	17,005

Total revenues	$1,986,079	$430,004	$(132,692)	$2,283,391

Income from operations	$257,774	$16,310	$0	$274,084

Interest expense, net				89,380
Other income, net				(2,010)

Income before income taxes				$186,714

Depreciation and amortization	$77,176	$6,454		$83,630

Total long-lived assets (excluding goodwill, trade names and other intangible assets, net)	$269,047	$28,359		$297,406

Total assets	$3,147,003	$246,975	$0	$3,393,978

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

	Domestic	Foreign	Eliminations	Consolidated
Year Ended December 31, 2015
Revenues:
Net sales to unaffiliated customers	$1,937,793	$337,329	$0	$2,275,122
Net sales between geographic areas	47,752	74,974	(122,726)	0

Net sales	1,985,545	412,303	(122,726)	2,275,122
Royalties and franchise fees	19,411	0	0	19,411

Total revenues	$2,004,956	$412,303	$(122,726)	$2,294,533

Income from operations	$267,209	$5,010	$0	$272,219

Interest expense, net				123,361
Other expense, net				130,990

Income before income taxes				$17,868

Depreciation and amortization	$74,849	$5,666		$80,515

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

The following table sets forth our historical revenues, gross profit, income (loss) from operations, net income (loss), net income (loss) attributable to Party City Holdco Inc., net income (loss) per common share – Basic, and net income (loss) per common share—Diluted for each of the following periods:

	For the Three Months Ended,
2017:	March 31,	June 30,	September 30,	December 31,
Revenues:
Net sales	$473,963	$541,653	$557,350	$785,020
Royalties and franchise fees	3,036	3,225	2,759	4,563
Gross profit	175,244	219,753	199,827	367,883
Income from operations	14,671	60,699	37,388	167,378
Net (loss) income	(4,683)	24,982	10,084	184,957	(a)
Net (loss) income per common share—Basic	$(0.04)	$0.21	$0.08	$1.59	(a)
Net (loss) income per common share—Diluted	$(0.04)	$0.21	$0.08	$1.58	(a)

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

	For the Three Months Ended,
2016:	March 31,	June 30,	September 30,	December 31,
Revenues:
Net sales	$454,286	$515,426	$553,382	$743,292
Royalties and franchise fees	3,454	3,987	3,568	5,996
Gross profit	166,519	207,561	196,720	345,199
Income from operations	19,556	58,480	36,918	159,130
Net (loss) income	(394)	22,515	10,180	85,176
Net (loss) income per common share—Basic	$(0.00)	$0.19	$0.09	$0.71
Net (loss) income per common share—Diluted	$(0.00)	$0.19	$0.08	$0.71

(a)	On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“the Act”) was signed into law. The Act significantly changed U.S. tax law, including lowering the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018, and implementing a one-time “deemed repatriation” tax on unremitted earnings accumulated in non-U.S. jurisdictions. Due to the complexities of accounting for the Act, SEC Staff Accounting Bulletin No. 118 allows entities to include a provisional estimate of the impact of the Act in its 2017 financial statements. Therefore, based on currently available information, during 2017 the Company recorded a provisional income tax benefit of $90,965 related to the remeasurement of its deferred tax liabilities and deferred tax assets due to the lower U.S. corporate tax rate. Additionally, during 2017, the Company recorded provisional income tax expense of $1,132 related to the deemed repatriation of unremitted earnings of foreign subsidiaries. See Note 13 for further discussion.

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

During 2017, the Company acquired a 28% ownership interest in Punchbowl, Inc. (“Punchbowl”), a provider of digital greeting cards and digital invitations. At such time, the Company provided Punchbowl’s other investors with the ability to “put” their interest in Punchbowl to the Company at a future date. The Company is adjusting such put liability to fair value on a recurring basis. The liability represents a Level 3 fair value measurement as it is based on unobservable inputs.

During 2017, the Company and Ampology, a subsidiary of Trivergence, reached an agreement to form a new legal entity, Kazzam, LLC (“Kazzam”), for the purpose of designing, developing and launching an online

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

exchange platform for party-related services. As part of Ampology’s compensation for designing, developing and launching the exchange platform, Ampology received a 70% ownership interest in Kazzam. The 70% interest has been recorded as redeemable securities in the mezzanine of the Company’s consolidated balance sheet as, in the future, Ampology has the right to cause the Company to purchase the interest. The mezzanine liability is adjusted to fair value on a recurring basis. The liability represents a Level 3 fair value measurement as it is based on unobservable inputs.

During 2015, the Company acquired 75% of the operations of Accurate Custom Injection Molding Inc. (“ACIM”). Based on the terms of the acquisition agreement, the Company will acquire the remaining 25% interest in ACIM over the next five years and the Company’s liability for the estimated purchase price of such interest was $0 at December 31, 2017. The liability represents a Level 3 fair value measurement as it is based on unobservable inputs.

During 2017, the Company acquired 85% of the common stock of Granmark, S.A. de C.V., a Mexican manufacturer and wholesaler of party goods. See Note 5 for further discussion of the acquisition. Based on the terms of the acquisition agreement, the Company is required to acquire the remaining 15% interest over the next five years and it has recorded a liability for the estimated purchase price of such interest, $2,874 at December 31, 2017. The liability represents a Level 3 fair value measurement as it is based on unobservable inputs.

During 2017, the Company acquired 60% of Print Appeal, Inc. (“Print Appeal”). See Note 5 for further discussion of the acquisition. Based on the terms of the acquisition agreement, the Company will acquire the remaining 40% interest in Print Appeal over the next six years and the Company’s liability for the estimated purchase price of such interest was $3,063 at December 31, 2017. The liability represents a Level 3 fair value measurement as it is based on unobservable inputs.

The following table shows assets and liabilities as of December 31, 2017 that are measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total as of December 31, 2017
Derivative assets	$0	$95	$0	$95
Derivative liabilities	0	99	0	99
Kazzam liability	0	0	3,590	3,590
Punchbowl put liability	0	0	2,122	2,122
Granmark noncontrolling interest liability	0	0	2,874	2,874
Print Appeal noncontrolling interest liability	0	0	3,063	3,063

The following table shows assets and liabilities as of December 31, 2016 that are measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total as of December 31, 2016
Derivative assets	$0	$697	$0	$697
Derivative liabilities	0	215	0	215
Noncontrolling interests liabilities	0	0	0	0

The majority of the Company’s non-financial instruments, which include goodwill, intangible assets, inventories and property, plant and equipment, are not required to be carried at fair value on a recurring basis.

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

However, if certain triggering events occur (or at least annually for goodwill and indefinite-lived intangible assets), a non-financial instrument is required to be evaluated for impairment. If the Company determines that the non-financial instrument is impaired, the Company would be required to write down the non-financial instrument to its fair value. The carrying amounts for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximated fair value at December 31, 2017 because of the short-term maturities of the instruments and/or their variable rates of interest.

The carrying amounts and fair values of borrowings under the Term Loan Credit Agreement and the Senior Notes as of December 31, 2017 are as follows:

	Carrying Amount	Fair Value
Term Loan Credit Agreement	$1,196,505	$1,217,324
Senior Notes	345,368	362,250

The fair values of the Term Loan Credit Agreement and the Senior Notes represent Level 2 fair value measurements as the debt instruments trade in inactive markets. The carrying amounts for other long-term debt approximated fair value at December 31, 2017 based on the discounted future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturity.

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

Interest Rate Risk Management

As part of the Company’s risk management strategy, the Company periodically uses interest rate swap agreements to hedge the variability of cash flows on floating rate debt obligations. Accordingly, interest rate swap agreements are reflected in the consolidated balance sheets at fair value and the related gains and losses on these contracts are deferred in equity and recognized in interest expense over the same period in which the related interest payments being hedged are recognized in income. The fair value of an interest rate swap agreement is the estimated amount that the counterparty would receive or pay to terminate the swap agreement at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparty. The Company did not utilize interest rate swap agreements during the years ended December 31, 2017, December 31, 2016 or December 31, 2015.

Foreign Exchange Risk Management

A portion of the Company’s cash flows is derived from transactions denominated in foreign currencies. In order to reduce the uncertainty of foreign exchange rate movements on transactions denominated in foreign currencies, including the British Pound Sterling, the Canadian Dollar, the Euro, the Malaysian Ringgit, the Australian Dollar, and the Mexican Peso, the Company enters into foreign exchange contracts with major international financial institutions. These forward contracts, which typically mature within one year, are designed to hedge anticipated foreign currency transactions, primarily inventory purchases and sales. For contracts that

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

qualify for hedge accounting, the terms of the foreign exchange contracts are such that cash flows from the contracts should be highly effective in offsetting the expected cash flows from the underlying forecasted transactions.

The foreign currency exchange contracts are reflected in the consolidated balance sheets at fair value. At December 31, 2017 and 2016, the Company had foreign currency exchange contracts that qualified for hedge accounting. No components of these agreements were excluded in the measurement of hedge effectiveness. As these hedges are 100% effective, there is no current impact on earnings due to hedge ineffectiveness. The Company anticipates that substantially all unrealized gains and losses in accumulated other comprehensive loss related to these foreign currency exchange contracts will be reclassified into earnings by June 2019.

The following table displays the fair values of the Company’s derivatives at December 31, 2017 and December 31, 2016:

	Derivative Assets						Derivative Liabilities
	Balance Sheet Line		Fair Value	Balance Sheet Line		Fair Value	Balance Sheet Line		Fair Value	Balance Sheet Line		Fair Value
Derivative Instrument	December 31, 2017			December 31, 2016			December 31, 2017			December 31, 2016
Foreign Exchange Contracts	(a	) PP	$95	(a	) PP	$697	(b	) AE	$99	(b	) AE	$215

(a)	PP = Prepaid expenses and other current assets
(b)	AE = Accrued expenses

The following table displays the notional amounts of the Company’s derivatives at December 31, 2017 and December 31, 2016:

Derivative Instrument	December 31, 2017	December 31, 2016
Foreign Exchange Contracts	$21,672	$22,502

Note 19 — Changes in Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss attributable to Party City Holdco Inc. consisted of the following:

	Year Ended December 31, 2017
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at December 31, 2016	$(53,171)	$932	$(52,239)
Other comprehensive income (loss) before reclassifications, net of income tax	17,561	(1,044)	16,517
Amounts reclassified from accumulated other comprehensive loss to the consolidated statement of operations and comprehensive income, net of income tax	0	(96)	(96)

Net current-period other comprehensive income (loss)	17,561	(1,140)	16,421

Balance at December 31, 2017	$(35,610)	$(208)	$(35,818)

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

	Year Ended December 31, 2016
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at December 31, 2015	$(33,401)	$611	$(32,790)
Other comprehensive (loss) income before reclassifications, net of income tax	(19,770)	1,080	(18,690)
Amounts reclassified from accumulated other comprehensive loss to the consolidated statement of operations and comprehensive income, net of income tax	0	(759)	(759)

Net current-period other comprehensive (loss) income	(19,770)	321	(19,449)

Balance at December 31, 2016	$(53,171)	$932	$(52,239)

	Year Ended December 31, 2015
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at December 31, 2014	$(12,969)	$234	$(12,735)
Other comprehensive (loss) income before reclassifications, net of income tax	(20,432)	675	(19,757)
Amounts reclassified from accumulated other comprehensive loss to the consolidated statement of operations and comprehensive loss, net of income tax	0	(298)	(298)

Net current-period other comprehensive (loss) income	(20,432)	377	(20,055)

Balance at December 31, 2015	$(33,401)	$611	$(32,790)

Note 20 — Organizational Restructuring

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

Under the Transition and Consulting Agreement, Mr. Rittenberg received payments from April 1, 2017 through December 31, 2017 in amounts equal to his base salary had he remained employed as Executive Chairman during such period (i.e., pay at an annual rate equal to $2,090). Additionally, he remained eligible to receive an annual bonus for full-year 2017 based on the terms of the Company’s 2017 bonus plan and the terms of his previous employment agreement (a target amount equal to 80% of his 2017 base salary). Further, during 2018, Mr. Rittenberg will receive severance payments aggregating $2,049, which will be made in four equal quarterly installments. Finally, beginning on January 1, 2018 and for the remainder of the Consulting Period, Mr. Rittenberg will receive payments equal to $40 per month in consideration for his consulting services.

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

As a result of the Transition and Consulting Agreement, the Company recorded a $3,918 severance charge in general and administrative expenses during the year ended December 31, 2017. Such amount represents: (1) the amount that he was paid from April 1, 2017 – December 31, 2017 that was above and beyond the fair value ($40 per month) of his consulting services during such period, $1,207, (2) his bonus for the period from April 1, 2017 — December 31, 2017, $662, and (3) the severance to be paid during 2018, $2,049. Throughout the Consulting Period, the Company will record $40 per month in general and administrative expenses, such amount representing the fair value of his consulting services.

The Transition and Consulting Agreement allows Mr. Rittenberg’s existing unvested stock options to continue vesting (such options would have been forfeited had he left the Company) and allows his existing vested stock options to remain outstanding (had he left the Company, he would have only had 60 days to exercise vested options). As the remaining service period is non-substantive, during the year ended December 31, 2017 the Company recorded a $1,362 charge in general and administrative expenses due to the modification of such options.

Also, during the year ended December 31, 2017, the Company recorded a $3,195 severance charge related to the restructuring of its Retail segment. Of such amount, $2,291 was recorded in retail operating expenses and $904 was recorded in general and administrative expenses. The majority of the severance was paid during 2017.

Note 21 — Kazzam, LLC

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

As part of Ampology’s compensation for designing, developing and launching the exchange platform, Ampology received a 70% ownership interest in Kazzam. The interest has been recorded in redeemable securities in the mezzanine of the Company’s consolidated balance sheet as, in the future, Ampology has the right to cause the Company to purchase the interest. During the year ended December 31, 2017, Kazzam recognized $2,682 of expense related to the 70% interest. Such amount was recorded in “development stage expenses” in the Company’s consolidated statement of operations and comprehensive income. Additionally, the Company capitalized $498 of the fair value of the 70% interest in property, plant and equipment as it related to website development costs.

Also, as compensation for its services, Ampology was granted a warrant to acquire 596,000 shares of Party City Holdco Inc. stock. During the year ended December 31, 2017, Kazzam recorded $351 of expense related to the warrant. The amount was recorded in “development stage expenses” in the Company’s consolidated statement of operations and comprehensive income. Additionally, the Company capitalized $70 of the value of the warrant in property, plant and equipment as it related to website development costs. The warrant has an exercise price of $15.60 and a fair value of $1,931, which is being amortized over approximately four years.

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

Note 22 — Subsequent Events

During March 2018, the Company acquired an additional 11 franchise stores, which are located in Maryland, for total consideration of approximately $14,000.

During February 2018, the Company amended its Term Loan Credit Agreement. At the time of the amendment, all outstanding term loans were replaced with new term loans for the same principal amount. The applicable margin for ABR borrowings was lowered from 2.00% to 1.75% and the applicable margin for LIBOR borrowings was lowered from 3.00% to 2.75%. Additionally, based on the terms of the amendment, the ABR and LIBOR margins will drop to 1.50% and 2.50%, respectively, if the Company’s Senior Secured Leverage Ratio, as defined by the agreement, falls below 3.2 to 1.0.

The amendment provides that the term loans are subject to a 1.00% prepayment premium if voluntarily repaid within six months from the date of the amendment. Otherwise, the term loans may be voluntarily prepaid at any time without premium or penalty, other than customary breakage costs with respect to loans based on the LIBOR rate.

The term loans are subject to mandatory prepayment, subject to certain exceptions, with (i) 100% of net proceeds above a threshold amount of certain asset sales/insurance proceeds, subject to reinvestment rights and certain other exceptions, (ii) 100% of the net cash proceeds of any incurrence of debt other than debt permitted under the Term Loan Credit Agreement, (iii) 50% of Excess Cash Flow, as defined in the agreement, if any (reduced to 25% if PCHI’s first lien leverage ratio (as defined in the agreement) is less than 3.50 to 1.00, but greater than 2.50 to 1.00, and 0% if PCHI’s first lien leverage ratio is less than 2.50 to 1.00). In conjunction with the amendment of the agreement in February 2018, the requirement to make an Excess Cash Flow payment for the year ended December 31, 2017 was eliminated.

The Company incurred approximately $850 of costs, principally banker fees, in conjunction with the amendment.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARTY CITY HOLDCO INC.

(Parent company only)

CONDENSED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2017	December 31,2016
ASSETS
Other assets (principally investment in and amounts due from wholly-owned subsidiaries)	$972,025	$1,016,789

Total assets	$972,025	$1,016,789

LIABILITIES, REDEEMABLE SECURITIES AND STOCKHOLDERS’ EQUITY
Total liabilities	$0	$0
Redeemable securities	3,590	0
Commitments and contingencies

Stockholders’ equity:
Common stock ($0.01 par value; 96,380,102 and 119,515,894 shares outstanding and 119,759,669 and 119,515,894 shares issued at December 31, 2017 and December 31, 2016, respectively )	1,198	1,195
Additional paid-in capital	917,192	910,167
Retained earnings	372,596	157,666
Accumulated other comprehensive loss	(35,818)	(52,239)

Total stockholders’ equity before common stock held in treasury	1,255,168	1,016,789
Less: Common stock held in treasury, at cost (23,379,567 shares at December 31, 2017)	(286,733)	0

Total stockholders’ equity	968,435	1,016,789

Total liabilities, redeemable securities and stockholders’ equity	$972,025	$1,016,789

See accompanying notes to these condensed financial statements.

PARTY CITY HOLDCO INC. (Parent company only)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Equity in net income of subsidiaries	$215,340	$117,477	$10,459

Net income	$215,340	$117,477	$10,459
Other comprehensive income (loss)	16,421	(19,449)	(20,055)

Comprehensive income (loss)	$231,761	$98,028	$(9,596)

See accompanying notes to these condensed financial statements.

PARTY CITY HOLDCO INC. (Parent company only)

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Cash flows provided by (used in) operating activities:
Net income	$215,340	$117,477	$10,459
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in net income of subsidiaries	(215,340)	(117,477)	(10,459)
Change in due to/from affiliates	285,435	(1,373)	(397,189)

Net cash provided by (used in) operating activities	285,435	(1,373)	(397,189)

Cash flows (used in) provided by financing activities:
Issuance of common stock	0	0	397,159
Treasury stock purchases	(286,733)	0	0
Exercise of stock options	1,298	1,373	30

Net cash (used in) provided by financing activities	(285,435)	1,373	397,189
Net change in cash and cash equivalents	0	0	0
Cash and cash equivalents at beginning of period	0	0	0

Cash and cash equivalents at end of period	$0	$0	$0

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

SCHEDULE II

PARTY CITY HOLDCO INC.

VALUATION AND QUALIFYING ACCOUNTS

The Years Ended December 31, 2015, December 31, 2016, and December 31, 2017

(Dollars in thousands)

	Beginning Balance	Write-Offs	Additions	Ending Balance
Allowance for Doubtful Accounts:
For the year ended December 31, 2015	$2,889	$769	$223	$2,343
For the year ended December 31, 2016	2,343	441	781	2,683
For the year ended December 31, 2017	2,683	272	560	2,971

Sales Returns and Allowances:
For the year ended December 31, 2015	$526	$78,219	$78,348	$655
For the year ended December 31, 2016	655	80,317	80,128	466
For the year ended December 31, 2017	466	83,865	83,879	480

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control —

Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the evaluation performed, management concluded that its internal control over financial reporting, based on the COSO framework, was effective, at the reasonable assurance level, as of December 31, 2017. Our independent registered public accounting firm, Ernst & Young LLP, issued an attestation report on the effectiveness of our internal control over financial reporting. The Ernst & Young LLP report is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Amended and Restated Employment Agreements

On March 12, 2018 the board of directors approved amended and restated employment agreements with each of James M. Harrison, Chief Executive Officer, Daniel Sullivan, Chief Financial Officer, and Ryan Vero, President, Retail. Each employment agreement was amended to provide for certain severance entitlements in the event the executive’s employment is terminated by the Company without cause (as defined in the applicable employment agreement), by the executive with good reason (as defined in the applicable employment agreement) or if the Company allows the employment agreement to expire, in any event within six months prior to, or 24 months following, the consummation of a change in control of the Company (such event, a “Qualifying Termination”).

Under the terms of the employment agreement for each of Messrs. Harrison, Sullivan and Vero, if the executive experiences a Qualifying Termination, he will be entitled to receive (i) a lump sum payment equal to a specified multiplier (two and one-half, in the case of Mr. Harrison, and two in the case of Messrs. Sullivan and Vero) multiplied by the sum of (a) his annual base salary and (b) his annual target bonus (ii) a pro rata annual bonus for the year of termination paid in a lump sum, and (iii) a monthly payment equal to the portion of the monthly health premiums paid by the Company on behalf of the executive prior to the date of termination for a specified period (24 months for Mr. Harrison, 12 months for Messrs. Sullivan and Vero).

In addition, pursuant to the terms of the employment agreements, upon the consummation of a change in control, any stock options, restricted stock, restricted stock units, performance stock units or similar awards granted to the executives on or after January 1, 2014 that vest solely based on the executive’s continued service over time will immediately become fully vested upon the occurrence of a Qualifying Termination. Any such awards that vest upon the occurrence of specified performance metrics shall be earned and vest as follows: (i) if the full performance period has elapsed as of the date of the Qualifying Termination, based on actual achievement of the applicable performance goals without pro-ration and (ii) otherwise, based on assumed achievement of the applicable performance goals at 100% of the performance target, prorated based on the number of days of the executive’s actual employment with the Company prior to the Qualifying Termination during the full performance period. If the executive does not experience a Qualifying Termination prior to the end of the original performance period, any awards will be earned based on assumed achievement of the applicable performance goals at 100% of the performance target, and will vest as of the last day of the original performance period without pro-ration.

All severance payments and benefits under the employment agreements are conditioned on the individual’s execution and non-revocation of a release of claims in favor of the Company, and the executives will continue to be bound by certain non-competition, non-solicitation and confidentiality obligations in favor of the Company under the amended and restated employment agreements.

This summary of the Employment Agreements does not purport to be complete and is subject to and qualified in its entirety by reference to the text of each Employment Agreement, which have been filed as exhibits to this Annual Report on Form 10-K.

Amended and Restated Stockholders Agreement

On March 12, 2018, the Company, THL and certain members of management entered into an amended and restated stockholders agreement (the “Second Amended and Restated Stockholders Agreement”), which amends and restates the Amended and Restated Stockholders Agreement dated April 15, 2015. The amendment provide members of management party to the agreement customary tag-along rights in the event of a sale by THL of 50% or more of its stock to a third party.

This summary does not purport to be complete and is subject to and qualified in its entirety by reference to the text of Second Amended and Restated Stockholders Agreement, which has been filed as exhibits to this Annual Report on Form 10-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

The information required by this item will be set forth in our proxy statement for our 2018 Annual Meeting of shareholders (to be filed within 120 days after December 31, 2017) (the “Proxy Statement”), and is incorporated herein by reference.

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

3.	Exhibits.

Exhibit Index

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated June 4, 2012, by and among Party City Holdings Inc., PC Merger Sub, Inc., Party City Holdco Inc. (formerly PC Topco Holdings, Inc.) and the Stockholders’ Representatives party thereto (incorporated by reference to Exhibit 2.1 to Party City Holdings Inc.’s Registration Statement on Form S-4 dated June 21, 2013)

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Party City Holdco Inc.’s Form 8-K dated April 21, 2015)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Party City Holdco Inc.’s Form 8-K dated April 21, 2015)

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to Party City Holdco Inc.’s Registration Statement on Form S-1 dated March 26, 2015)

4.2	Indenture, dated as of August 19, 2015, among Party City Holdings Inc., as Issuer, and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2015)

4.3	First Supplemental Indenture, dated as of August 19, 2015, among the Guarantors named therein and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.2 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2015)

4.4	Form of 6.125% Senior Notes due 2023 (incorporated by reference to Exhibit 4.1 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2015)

4.5*	Second Amended and Restated Stockholders Agreement among Party City Holdco Inc., THL PC Topco, L.P., Advent-Party City Acquisition Limited Partnership and certain other stockholders of Party City Holdco Inc.

Exhibit Number	Description

4.6	Amended and Restated Registration Rights Agreement among Party City Holdco Inc., THL PC Topco, L.P., Advent-Party City Acquisition Limited Partnership and certain other stockholders of Party City Holdco Inc. (incorporated by reference to Exhibit 4.1 to Party City Holdco Inc.’s Form 8-K dated April 21, 2015)

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to Party City Holdco Inc.’s Registration Statement on Form S-1 dated March 26, 2015)

10.2†	Transition and Consulting Agreement between Party City Holdco. Inc. and Gerald C. Rittenberg, dated March 15, 2017 (incorporated by reference to Exhibit 10.1 to Party City Holdco Inc.’s Current Report on Form 8-K dated March 17, 2017)

10.3†*	Amended and Restated Employment Agreement between Party City Holdings Inc., Party City Holdco. Inc. and James M. Harrison, dated March 12, 2018

10.4†*	Amended and Restated Employment Agreement between Party City Holdings Inc., Party City Holdco Inc. and Daniel J. Sullivan, dated March 12, 2018

10.5†	Employment Agreement between Party City Holdings Inc., Party City Holdco Inc. and Michael Correale, dated March 24, 2015 (incorporated by reference to Exhibit 10.5 to Party City Holdco Inc.’s Registration Statement on Form S-1 dated March 26, 2015)

10.6	Term Loan Credit Agreement, dated as of August 19, 2015, among PC Intermediate Holdings, Inc., Party City Holdings Inc., Party City Corporation, the subsidiaries of the borrowers from time to time party thereto, the financial institutions party thereto, as the Lenders, and Deutsche Bank AG New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2015)

10.7	Pledge and Security Agreement, dated as of August 19, 2015, among Party City Holdings Inc., Party City Corporation, PC Intermediate Holdings, Inc., the Subsidiary Parties from time to time party thereto and Deutsche Bank AG New York Branch, in its capacity as administrative agent and collateral agent for the lenders party to the Term Loan Credit Agreement (incorporated by reference to Exhibit 10.2 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2015)

10.8	ABL Credit Agreement, dated as of August 19, 2015, among PC Intermediate Holdings, Inc., Party City Holdings Inc., Party City Corporation, the subsidiaries of the borrowers from time to time party thereto, the financial institutions party thereto, as the Lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2015)

10.9	Pledge and Security Agreement, dated as of August 19, 2015, among Party City Holdings Inc., Party City Corporation, PC Intermediate Holdings, Inc., the Subsidiary Parties from time to time party thereto and JPMorgan Chase Bank, N.A., in its capacity as administrative agent and collateral agent for the lenders party to the ABL Credit Agreement (incorporated by reference to Exhibit 10.4 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2015)

10.10	Intercreditor Agreement, dated as of August 19, 2015, among PC Intermediate Holdings, Inc., Party City Holdings Inc., Party City Corporation, the other Grantors from time to time party thereto, JPMorgan Chase Bank, N.A., as ABL Facility Agent, and Deutsche Bank AG New York Branch, as Term Loan Agent (incorporated by reference to Exhibit 10.5 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2015)

Exhibit Number	Description

10.11†	Party City Holdco Amended and Restated 2012 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to Party City Holdco Inc.’s Registration Statement on Form S-1 dated April 6, 2015)

10.12†	Employment Agreement between Party City Holdings Inc., Party City Holdco Inc. and Gregg A. Melnick, dated December 30, 2014 (incorporated by reference to Exhibit 10.20 to Party City Holdco Inc.’s Registration Statement on Form S-1 dated February 13, 2015)

10.13†	Party City Holdco Inc. Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.21 to Party City Holdco Inc.’s Registration Statement on Form S-1 dated March 26, 2015)

10.14†*	Party City Holdco Inc. Non-Employee Director Compensation Program

10.15†	Form of Nonqualified Stock Option Award Agreement (Non-Employee Directors) under the Party City Holdco Inc. Amended and Restated 2012 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.23 to Party City Holdco Inc.’s Registration Statement on Form S-1 dated March 26, 2015)

10.16†	Form of Nonqualified Stock Option Award Agreement (Employees) under the Party City Holdco Inc. Amended and Restated 2012 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.24 to Party City Holdco Inc.’s Registration Statement on Form S-1 dated March 26, 2015)

10.17	First Amendment to Term Loan Credit Agreement, dated as of October 20, 2016, by and among Party City Holdings Inc., Party City Corporation, PC Intermediate Holdings, Inc., Deutsche Bank AG New York Branch as administrative agent and the various lenders party thereto (incorporated by reference to Exhibit 10.1 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2016)

10.18†*	Form of Unrestricted Stock Award Agreement (Non-Employee Directors) under the Party City Holdco Inc. Amended and Restated 2012 Omnibus Equity Incentive Plan

10.19†*	Amended and Restated Employment Agreement between Party City Holdings Inc., Party City Holdco Inc. and Ryan Vero, dated March 12, 2018

10.20†*	Form of Restricted Stock Award Agreement (Time and Performance-Based Vesting) under the Party City Holdco Inc. Amended and Restated 2012 Omnibus Equity Incentive Plan

10.21†*	Form of Restricted Stock Unit Award Agreement (Time and Performance-Based Vesting) under the Party City Holdco Inc. Amended and Restated 2012 Omnibus Equity Incentive Plan

10.22†*	Form of Non-Employee Director Restricted Stock Unit Agreement under the Party City Holdco Inc. Amended and Restated 2012 Omnibus Equity Incentive Plan

21.1*	List of Subsidiaries of Party City Holdco Inc.

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2017 and December 31, 2016; (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2017, 2016 and 2015; (iii) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015; and (v) the Notes to the Consolidated Financial Statements.

†	Management contract of compensatory plan or arrangement
*	Filed herewith.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARTY CITY HOLDCO INC.
By:	/s/ Daniel J. Sullivan
Daniel J. Sullivan
Chief Financial Officer

Date: March 14, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James M. Harrison James M. Harrison	Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2018

/s/ Daniel J. Sullivan Daniel J. Sullivan	Chief Financial Officer (Principal Financial Officer)	March 14, 2018

/s/ Michael A. Correale Michael A. Correale	Chief Accounting Officer (Principal Accounting Officer)	March 14, 2018

/s/ Gerald C. Rittenberg Gerald C. Rittenberg	Executive Chairman and Director	March 14, 2018

/s/ Todd M. Abbrecht Todd M. Abbrecht	Director	March 14, 2018

/s/ Steven J. Collins Steven J. Collins	Director	March 14, 2018

/s/ William S. Creekmuir William S. Creekmuir	Director	March 14, 2018

/s/ Uttam K. Jain Uttam K. Jain	Director	March 14, 2018

/s/ Lisa K. Klinger Lisa K. Klinger	Director	March 14, 2018

/s/ Norman S. Matthews Norman S. Matthews	Director	March 14, 2018

Signature	Title	Date

/s/ Joshua M. Nelson Joshua M. Nelson	Director	March 14, 2018

/s/ Morry Weiss Morry Weiss	Director	March 14, 2018