Form 10-Q
period 2018-03-31
Party City Holdco Inc.
filed 2018-05-09
CIK 1592058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 25, 2018, 96,449,002 shares of the Registrant’s common stock were outstanding.

PARTY CITY HOLDCO INC.

Form 10-Q

March  31, 2018

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2018	December 31, 2017
	(Note 2) (Unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$54,831	$54,291
Accounts receivable, net	130,946	140,980
Inventories, net	620,703	604,066
Prepaid expenses and other current assets	78,298	77,816

Total current assets	884,778	877,153
Property, plant and equipment, net	302,435	301,141
Goodwill	1,628,928	1,619,253
Trade names	569,196	568,681
Other intangible assets, net	75,680	75,704
Other assets, net	11,879	12,824

Total assets	$3,472,896	$3,454,756

LIABILITIES, REDEEMABLE SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$349,601	$286,291
Accounts payable	129,681	160,994
Accrued expenses	167,078	176,609
Income taxes payable	39,163	45,568
Current portion of long-term obligations	12,931	13,059

Total current liabilities	698,454	682,521
Long-term obligations, excluding current portion	1,530,219	1,532,090
Deferred income tax liabilities	176,752	175,836
Deferred rent and other long-term liabilities	90,089	91,929

Total liabilities	2,495,514	2,482,376
Redeemable securities	3,590	3,590
Commitments and contingencies
Stockholders’ equity:
Common stock (96,435,002 and 96,380,102 shares outstanding and 119,814,569 and 119,759,669 shares issued at March 31, 2018 and December 31, 2017, respectively)	1,198	1,198
Additional paid-in capital	918,205	917,192
Retained earnings	371,385	372,596
Accumulated other comprehensive loss	(30,600)	(35,818)

Total Party City Holdco Inc. stockholders’ equity before common stock held in treasury	1,260,188	1,255,168
Less: Common stock held in treasury, at cost (23,379,567 shares at March 31, 2018 and December 31, 2017)	(286,733)	(286,733)

Total Party City Holdco Inc. stockholders’ equity	973,455	968,435
Noncontrolling interests	337	355

Total stockholders’ equity	973,792	968,790

Total liabilities, redeemable securities and stockholders’ equity	$3,472,896	$3,454,756

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2018	2017
Revenues:
Net sales	$505,108	$473,963
Royalties and franchise fees	2,716	3,036

Total revenues	507,824	476,999
Expenses:
Cost of sales	316,966	298,719
Wholesale selling expenses	18,787	15,627
Retail operating expenses	89,092	90,730
Franchise expenses	3,782	3,317
General and administrative expenses	48,665	48,137
Art and development costs	5,973	5,798
Development stage expenses	2,303	—

Total expenses	485,568	462,328

Income from operations	22,256	14,671
Interest expense, net	23,275	20,692
Other expense, net	848	1,162

Loss before income taxes	(1,867)	(7,183)
Income tax benefit	(704)	(2,500)

Net loss	(1,163)	(4,683)
Less: Net loss attributable to noncontrolling interests	(30)	—

Net loss attributable to Party City Holdco Inc.	$(1,133)	$(4,683)

Net loss per common share-Basic	$(0.01)	$(0.04)
Net loss per common share-Diluted	$(0.01)	$(0.04)
Weighted-average number of common shares-Basic	96,398,585	119,523,867
Weighted-average number of common shares-Diluted	96,398,585	119,523,867
Dividends declared per share	$0.00	$0.00
Comprehensive income (loss)	$4,067	$(1,475)
Less: comprehensive loss attributable to noncontrolling interests	(18)	—

Comprehensive income (loss) attributable to Party City Holdco Inc.	$4,085	$(1,475)

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Party City Holdco Inc. Stockholders’ Equity Before Common Stock Held In Treasury	Common Stock Held In Treasury	Total Party City Holdco Inc. Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
Balance at December 31, 2017	$1,198	$917,192	$372,596	$(35,818)	$1,255,168	$(286,733)	$968,435	$355	$968,790
Cumulative effect of change in accounting principle, net (see Note 2)			(78)		(78)		(78)		(78)

Balance at December 31, 2017, as adjusted	$1,198	$917,192	$372,518	$(35,818)	$1,255,090	$(286,733)	$968,357	$355	$968,712
Net loss			(1,133)		(1,133)		(1,133)	(30)	(1,163)
Employee equity based compensation		460			460		460		460
Warrant		261			261		261		261
Exercise of stock options		292			292		292		292
Foreign currency adjustments				5,406	5,406		5,406	12	5,418
Impact of foreign exchange contracts, net of tax				(188)	(188)		(188)		(188)

Balance at March 31, 2018	$1,198	$918,205	$371,385	$(30,600)	$1,260,188	$(286,733)	$973,455	$337	$973,792

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2018	2017
		(Adjusted, see Note 2)
Cash flows used in operating activities:
Net loss	$(1,163)	$(4,683)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	20,557	20,701
Amortization of deferred financing costs and original issuance discounts	1,556	1,233
Provision for doubtful accounts	350	230
Deferred income tax expense	178	873
Deferred rent	368	363
Undistributed (income) loss in unconsolidated joint ventures	(211)	716
Loss (gain) on disposal of assets	22	(3)
Non-employee equity based compensation	261	—
Employee equity based compensation	460	2,398
Changes in operating assets and liabilities, net of effects of acquired businesses:
Decrease in accounts receivable	11,243	20,225
(Increase) decrease in inventories	(11,696)	13,151
(Increase) decrease in prepaid expenses and other current assets	(923)	555
Decrease in accounts payable, accrued expenses and income taxes payable	(46,192)	(75,302)

Net cash used in operating activities	(25,190)	(19,543)
Cash flows used in investing activities:
Cash paid in connection with acquisitions, net of cash acquired	(17,021)	(62,171)
Capital expenditures	(17,906)	(11,424)
Proceeds from disposal of property and equipment	21	5

Net cash used in investing activities	(34,906)	(73,590)
Cash flows provided by financing activities:
Repayment of loans, notes payable and long-term obligations	(27,609)	(19,272)
Proceeds from loans, notes payable and long-term obligations	87,370	87,216
Exercise of stock options	292	64
Debt issuance costs	(56)	—

Net cash provided by financing activities	59,997	68,008
Effect of exchange rate changes on cash and cash equivalents	671	872

Net increase (decrease) in cash and cash equivalents and restricted cash	572	(24,253)
Cash and cash equivalents and restricted cash at beginning of period	54,408	64,765

Cash and cash equivalents and restricted cash at end of period	$54,980	$40,512

Supplemental disclosure of cash flow information:
Cash paid during the period
Interest	$28,780	$25,232
Income taxes, net of refunds	$5,342	$6,749

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share)

Note 1 – Description of Business

Party City Holdco Inc. (the “Company” or “Party City Holdco”) is a vertically integrated supplier of decorated party goods. The Company designs, manufactures, sources and distributes party goods, including paper and plastic tableware, metallic and latex balloons, Halloween and other costumes, accessories, novelties, gifts and stationery. The Company’s retail operations include over 900 specialty retail party supply stores (including franchise stores) in the United States and Canada, operating under the name Party City, and e-commerce websites, principally operating under the domain name PartyCity.com. In addition to the Company’s retail operations, it is also a global designer, manufacturer and distributor of decorated party supplies, with products found in over 40,000 retail outlets, including independent party supply stores, mass merchants, grocery retailers and dollar stores. The Company’s products are available in over 100 countries with the United Kingdom, Germany, Mexico and Australia among the largest end markets outside of the United States.

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

Note 2 – Basis of Presentation and Recently Issued Accounting Pronouncements

The unaudited condensed consolidated financial statements of the Company include the accounts of the Company and its majority-owned and controlled entities. All intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included in the unaudited condensed consolidated financial statements.

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

Operating results for interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2018. Our business is subject to substantial seasonal variations as our retail segment has historically realized a significant portion of its net sales, cash flows and net income in the fourth quarter of each year, principally due to its Halloween season sales in October and, to a lesser extent, other year-end holiday sales. We expect that this general pattern will continue. Our results of operations may also be affected by industry factors that may be specific to a particular period such as movement in and the general level of raw material costs. For further information see the consolidated financial statements, and notes thereto, included in the Company’s Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission on March 14, 2018.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows: Restricted Cash”. The pronouncement requires companies to show changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The Company adopted the pronouncement, which requires retrospective application, during the first quarter of 2018. The impact of such adoption was immaterial to the Company’s consolidated financial statements. See Note 15 for further discussion.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments”. The pronouncement clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. The Company adopted the pronouncement during the first quarter of 2018 and such adoption did not have a material impact on the Company’s consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”. The update impacts the accounting for equity investments and the recognition of changes in fair value of financial liabilities when the fair value option is elected. The Company adopted the pronouncement during the first quarter of 2018 and such adoption did not have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The pronouncement contains a five-step model which replaces most existing revenue recognition guidance. The new standard was effective for the Company during the first quarter of 2018. The pronouncement can be applied retrospectively to prior reporting periods or on a modified retrospective basis through a cumulative-effect adjustment as of the date of adoption. The Company decided to adopt the pronouncement using the modified retrospective approach. Therefore, on January 1, 2018, the Company adjusted its accounting for certain discounts which are tied to the timing of payments by customers of its wholesale business and the Company recorded a cumulative-effect adjustment which reduced retained earnings by $46. Additionally, as of such date, the Company modified its accounting for certain metallic balloon sales of its wholesale segment and started to defer the recognition of revenue on such sales, and the related costs, until the balloons have been filled with helium. As a result, the Company recorded a cumulative-effect adjustment which increased retained earnings by $8. Finally, as of such date, the Company adjusted its accounting for certain discounts on wholesale sales of seasonal product and the Company recorded a cumulative-effect adjustment which reduced retained earnings by $40. See Note 14 for further discussion of the adoption of the pronouncement and the Company’s revenue recognition policy.

Note 3 – Inventories

Inventories consisted of the following:

	March 31, 2018	December 31, 2017
Finished goods	$576,244	$562,809
Raw materials	31,504	30,346
Work in process	12,955	10,911

	$620,703	$604,066

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

Note 4 – Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“the Act”) was signed into law. The Act significantly changed U.S. tax law, including lowering the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018, and implementing a one-time “deemed repatriation” tax on unremitted earnings accumulated in non-U.S. jurisdictions since 1986 (the “Transition Tax”). Due to the complexities of accounting for the Act, the SEC issued Staff Accounting Bulletin (“SAB”) No. 118 which allows entities to include a provisional estimate of the impact of the Act in its financial statements. Therefore, based on currently available information, during the fourth quarter of 2017, the Company recorded a provisional estimate of the impact of the Act, which included an income tax benefit of $90,965 related to the remeasurement of its domestic net deferred tax liabilities and deferred tax assets due to the lower U.S. corporate tax rate. Additionally, during the fourth quarter of 2017, the Company recorded a net income tax expense of $1,132 as its provisional estimate of the Transition Tax related to the deemed repatriation of unremitted earnings of foreign subsidiaries. The Company did not adjust these estimates during the first quarter of 2018.

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

Additionally, the Act subjects a U.S. shareholder to current tax on “global intangible low-taxed income” (“GILTI”) of its controlled foreign corporations. GILTI is based on the excess of the aggregate of a U.S. shareholder’s pro rata share of net income of its controlled foreign corporations over a specified return. Given the complexity of the GILTI provisions, the Company is still evaluating the effects of the provisions and has not yet determined its accounting policy. Therefore, during the three months ended March 31, 2018, the Company has included an estimate of the tax on GILTI as a period cost in its full-year estimated effective income tax rate and it has not accounted for any tax on GILTI in its deferred balances.

The effective income tax rate for the three months ended March 31, 2018, 37.7%, is higher than the statutory rate primarily due to discrete items related to stock option exercises and state tax rate changes.

Note 5 – Changes in Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss consisted of the following:

	Three Months Ended March 31, 2018
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at December 31, 2017	$(35,610)	$(208)	$(35,818)
Other comprehensive income (loss) before reclassifications, net of income tax	5,406	(428)	4,978
Amounts reclassified from accumulated other comprehensive loss to the condensed consolidated statement of operations and comprehensive income, net of income tax	—	240	240

Net current-period other comprehensive income (loss)	5,406	(188)	5,218

Balance at March 31, 2018	$(30,204)	$(396)	$(30,600)

	Three Months Ended March 31, 2017
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at December 31, 2016	$(53,171)	$932	$(52,239)
Other comprehensive income (loss) before reclassifications, net of income tax	3,819	(287)	3,532
Amounts reclassified from accumulated other comprehensive loss to the condensed consolidated statement of operations and comprehensive loss, net of income tax	—	(324)	(324)

Net current-period other comprehensive income (loss)	3,819	(611)	3,208

Balance at March 31, 2017	$(49,352)	$321	$(49,031)

Note 6 – Capital Stock

At March 31, 2018, the Company’s authorized capital stock consisted of 300,000,000 shares of $0.01 par value common stock and 15,000,000 shares of $0.01 par value preferred stock.

During the three months ended March 31, 2018, 54,900 shares of common stock were issued due to stock option exercises.

Note 7 – Segment Information

Industry Segments

The Company has two identifiable business segments. The Wholesale segment designs, manufactures, sources and distributes party goods, including paper and plastic tableware, metallic and latex balloons, Halloween and other costumes, accessories, novelties, gifts and stationery throughout the world. The Retail segment operates specialty retail party supply stores in the United States and Canada, principally under the names Party City and Halloween City, and it operates e-commerce websites, principally through the domain name Partycity.com. The Retail segment also franchises both individual stores and franchise areas throughout the United States, Mexico and Puerto Rico, principally under the name Party City. The Company’s industry segment data for the three months ended March 31, 2018 and March 31, 2017 was as follows:

	Wholesale	Retail	Consolidated
Three Months Ended March 31, 2018
Revenues:
Net sales	$277,827	$363,576	$641,403
Royalties and franchise fees	—	2,716	2,716

Total revenues	277,827	366,292	644,119
Eliminations	(136,295)	—	(136,295)

Net revenues	$141,532	$366,292	$507,824

Income from operations	$5,348	$16,908	$22,256

Interest expense, net			23,275
Other expense, net			848

Loss before income taxes			$(1,867)

	Wholesale	Retail	Consolidated

Three Months Ended March 31, 2017
Revenues:
Net sales	$270,692	$339,269	$609,961
Royalties and franchise fees	—	3,036	3,036

Total revenues	270,692	342,305	612,997
Eliminations	(135,998)	—	(135,998)

Net revenues	$134,694	$342,305	$476,999

Income from operations	$10,416	$4,255	$14,671

Interest expense, net			20,692
Other expense, net			1,162

Loss before income taxes			$(7,183)

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

Interest Rate Risk Management

As part of the Company’s risk management strategy, the Company periodically uses interest rate swap agreements to hedge the variability of cash flows on floating rate debt obligations. Accordingly, interest rate swap agreements are reflected in the consolidated balance sheets at fair value and the related gains and losses on these contracts are deferred in equity and recognized in interest expense over the same period in which the related interest payments being hedged are recognized in income. The Company did not utilize interest rate swap agreements during the three months ended March 31, 2018 and the three months ended March 31, 2017.

Foreign Exchange Risk Management

A portion of the Company’s cash flows are derived from transactions denominated in foreign currencies. In order to reduce the uncertainty of foreign exchange rate movements on transactions denominated in foreign currencies, including the British Pound Sterling, the Canadian Dollar, the Euro, the Malaysian Ringgit, the Australian Dollar, and the Mexican Peso, the Company enters into foreign exchange contracts with major international financial institutions. These forward contracts, which typically mature within one year, are designed to hedge anticipated foreign currency transactions, primarily inventory purchases and sales. For contracts that qualify for hedge accounting, the terms of the foreign exchange contracts are such that cash flows from the contracts should be highly effective in offsetting the expected cash flows from the underlying forecasted transactions.

The foreign currency exchange contracts are reflected in the condensed consolidated balance sheets at fair value. At March 31, 2018 and December 31, 2017, the Company had foreign currency exchange contracts that qualified for hedge accounting. No components of these agreements were excluded in the measurement of hedge effectiveness. As these hedges are 100% effective, there is no current impact on earnings due to hedge ineffectiveness. The Company anticipates that substantially all unrealized gains and losses in accumulated other comprehensive loss related to these foreign currency exchange contracts will be reclassified into earnings by June 2019.

The following table displays the fair values of the Company’s derivatives at March 31, 2018 and December 31, 2017:

	Derivative Assets				Derivative Liabilities
	Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value
Derivative Instrument	March 31, 2018		December 31, 2017		March 31, 2018		December 31, 2017
Foreign Exchange Contracts	(a) PP	$80	(a) PP	$95	(b) AE	$407	(b) AE	$99

(a)	PP = Prepaid expenses and other current assets
(b)	AE = Accrued expenses

The following table displays the notional amounts of the Company’s derivatives at March 31, 2018 and December 31, 2017:

Derivative Instrument	March 31, 2018	December 31, 2017
Foreign Exchange Contracts	$35,129	$21,672

Note 10 – Fair Value Measurements

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

The following table shows assets and liabilities as of March 31, 2018 that are measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total as of March 31, 2018
Derivative assets	$—	$80	$—	$80
Derivative liabilities	—	407	—	407
Kazzam liability	—	—	3,590	3,590
Punchbowl put liability	—	—	171	171

The following table shows assets and liabilities as of December 31, 2017 that are measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total as of December 31, 2017
Derivative assets	$—	$95	$—	$95
Derivative liabilities	—	99	—	99
Kazzam liability	—	—	3,590	3,590
Punchbowl put liability	—	—	2,122	2,122

The majority of the Company’s non-financial instruments, which include goodwill, intangible assets, inventories and property, plant and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or at least annually for goodwill and indefinite-lived intangible assets), a non-financial instrument is required to be evaluated for impairment. If the Company determines that the non-financial instrument is impaired, the Company would be required to write down the non-financial instrument to its fair value. The carrying amounts for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximated fair value at March 31, 2018 because of the short-term maturities of the instruments and/or their variable rates of interest.

The carrying amounts and fair values of borrowings under the Term Loan Credit Agreement and the Senior Notes as of March 31, 2018 are as follows:

	March 31, 2018
	Carrying Amount	Fair Value
Term Loan Credit Agreement	$1,194,526	$1,212,732
Senior Notes	345,574	356,500

The fair values of the Term Loan Credit Agreement and the Senior Notes represent Level 2 fair value measurements as the debt instruments trade in inactive markets. The carrying amounts for other long-term debt approximated fair value at March 31, 2018 based on the discounted future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturity.

Note 11 – Earnings Per Share

Basic earnings per share are computed by dividing net income available for common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated based on the weighted average number of outstanding common shares plus the dilutive effect of stock options and warrants as if they were exercised.

A reconciliation between basic and diluted income per share is as follows:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Net loss attributable to Party City Holdco Inc.	$(1,133)	$(4,683)
Weighted average shares - Basic	96,398,585	119,523,867
Effect of dilutive securities:
Warrants	—	—
Stock options	—	—

Weighted average shares - Diluted	96,398,585	119,523,867

Net loss per common share - Basic	$(0.01)	$(0.04)

Net loss per common share - Diluted	$(0.01)	$(0.04)

During the three months ended March 31, 2018 and March 31, 2017, 4,275,789 stock options and 4,640,205 stock options, respectively, were excluded from the calculation of net income per common share – diluted as they were anti-dilutive. Additionally, during the three months ended March 31, 2018 and March 31, 2017, 596,000 warrants and 0 warrants, respectively, were excluded from the calculation of net income per common share – diluted as they were anti-dilutive.

Note 12 – Long-Term Obligations

Long-term obligations at March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2018	December 31, 2017
Term Loan Credit Agreement	$1,194,526	$1,196,505
Capital lease obligations	3,050	3,276
Senior Notes	345,574	345,368

Total long-term obligations	1,543,150	1,545,149
Less: current portion	(12,931)	(13,059)

Long-term obligations, excluding current portion	$1,530,219	$1,532,090

Term Loan Credit Agreement

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

As the Term Loan Credit Agreement is a loan syndication, the Company assessed, on a creditor-by-creditor basis, whether the refinancing should be accounted for as an extinguishment for each creditor and the Company wrote-off $186 of existing deferred financing costs, a $102 capitalized original issue discount and $58 of capitalized call premium. The write-offs were recorded in other expense in the Company’s consolidated statement of income and comprehensive income. The remaining deferred financing costs, original issue discount and capitalized call premium will continue to be amortized over the life of the Term Loan Credit Agreement, using the effective interest method. Additionally, in conjunction with the amendment, the Company incurred $856 of banker and legal fees, $800 of which were recorded in other expense. The rest of the costs are being amortized over the life of the debt. The write-offs of the deferred financing costs, original issuance discount and call premium were included in amortization of deferred financing costs and original issuance discount in the Company’s consolidated statement of cash flows.

Note 13 – Acquisitions

During March 2018, the Company acquired 11 franchise stores, which are located in Maryland, for total consideration of approximately $14,000. The Company is in the process of finalizing purchase accounting.

Additionally, during March 2018, the Company entered into an agreement to acquire 11 independent stores, which are located in Texas, for total consideration of approximately $6,000. The Company will take control of the stores one at a time over a period of approximately one year. The Company is in the process of finalizing purchase accounting for the stores for which it has already taken control.

During 2017, the Company acquired 85% of the common stock of Granmark, S.A. de C.V., a Mexican manufacturer and wholesaler of party goods. Based on the terms of the acquisition agreement, the Company is required to acquire the remaining 15% interest over the next five years and it has recorded a liability for the estimated purchase price of such interest, $3,106 at March 31, 2018.

During 2017, the Company acquired 60% of Print Appeal, Inc. Based on the terms of the acquisition agreement, the Company will acquire the remaining 40% interest in Print Appeal over the next five years and the Company’s liability for the estimated purchase price of such interest was $2,679 at March 31, 2018.

Note 14 – Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The pronouncement contains a five-step model which replaces most existing revenue recognition guidance. The Company adopted the standard during the first quarter of 2018 via a modified retrospective approach and recognized the cumulative effect of the adoption as an adjustment to January 1, 2018 retained earnings.

Revenue Transactions—Retail

Revenue from retail store operations is recognized at the point of sale as control of the product is transferred to the customer at such time. Retail e-commerce sales are recognized when the consumer receives the product as control transfers upon delivery. Due to its extensive history operating as the largest party goods retailer in North America, the Company has sufficient history with which to estimate future retail sales returns and it uses the expected value method to estimate such activity.

The transaction price for the overwhelming majority of the Company’s retail sales is based on either: 1) the item’s stated price or 2) the stated price adjusted for the impact of a coupon which can only be applied to such transaction. To the extent that the Company charges customers for freight costs on e-commerce sales, the Company records such amounts in revenue. The Company has chosen the pronouncement’s policy election which allows it to exclude all sales taxes and value-added taxes from revenue.

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

Revenue Transactions—Wholesale

For most of the Company’s wholesale sales, control transfers upon the Company’s shipment of the product as: 1) legal title transfers on such date and 2) the Company has a present right to payment at such time. Wholesale sales returns are not significant as the Company generally only accepts the return of goods that were shipped to the customer in error or that were damaged when received by the customer. Additionally, due to its extensive history operating as a leading party goods wholesaler, the Company has sufficient history with which to estimate future sales returns and it uses the expected value method to estimate such activity.

In most cases, the determination of the transaction price is straight-forward as it is fixed based on the contract and/or purchase order. However, a limited number of customers receive volume-based rebates. Additionally, certain customers receive small discounts for early payment (generally 1% of the transaction price). Based on the business’ long history as a leading party goods wholesaler, the Company has sufficient history with which to estimate variable consideration for such volume-based rebates and early payment discounts. To the extent that the Company charges customers for freight costs, the Company records such amounts in revenue. The Company has chosen the pronouncement’s policy election which allows it to exclude all sales taxes and value-added taxes from revenue.

The majority of the sales for the Company’s wholesale business are due within 30 to 120 days from the transfer of control of the product and substantially all of the sales are collected within a year from such transfer. For all transactions for which the Company expects to collect the transaction price within a year from the transfer of control, the Company applies one of the pronouncement’s practical expedients and does not adjust the consideration for the effects of a significant financing component.

Judgments

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

Other Revenue Topics

During the three months ended March 31, 2018 and March 31, 2017, impairment losses recognized on receivables and contract assets arising from the Company’s contracts with customers were $350 and $230, respectively.

As a significant portion of the Company’s revenue is either: 1) part of a contract with an original expected duration of one year or less or 2) related to sales-based royalties promised in exchange for licenses of intellectual property, the Company has elected to apply the optional exemptions in paragraphs ASC 606-10-50-14 through ASC 606-10-50-14A.

Additionally, the Company has elected to apply the practical expedient which allows companies to recognize the incremental costs of obtaining a contract as an expense if the amortization period of the asset that the entity otherwise would have recognized would have been one year or less.

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three months ended March 31, 2018 and March 31, 2017:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Retail Net Sales:
Party City Stores	$330,845	$305,014
Global E-commerce	32,731	34,255
Halloween City Stores	—	—

Total Retail Net Sales	$363,576	$339,269
Royalties and Franchise Fees	2,716	3,036

Total Retail Revenue	$366,292	$342,305

Wholesale Net Sales:
Domestic	$79,559	$84,341
International	61,973	50,353

Total Wholesale Net Sales	$141,532	$134,694

Total Consolidated Revenue	$507,824	$476,999

Financial Statement Impact of Adopting the Pronouncement

All of the Company’s revenue is recognized from contracts with customers and, therefore, is subject to the pronouncement.

The Company adopted the pronouncement using a modified retrospective approach and applied the guidance to all contracts as of January 1, 2018. On such date, the Company reduced its retained earnings by $78, reduced its accounts receivable by $141, increased its inventory by $11, reduced its accrued expenses by $26, increased its deferred tax asset by $28 and increased its income taxes payable by $2. The cumulative adjustment principally related to certain discounts within the Company’s wholesale business.

Additionally, the adoption of the pronouncement impacted the Company’s financial statements for the three months ended March 31, 2018 as it increased pre-tax income by $13.

Note 15 – Cash, Cash Equivalents and Restricted Cash

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows: Restricted Cash”. The pronouncement requires companies to show changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in their statement of cash flows. The Company adopted the pronouncement, which requires retrospective application, during the first quarter of 2018.

As a result, the Company’s statement of cash flows for the three months ended March 31, 2017 has been adjusted to include $155 of restricted cash at December 31, 2016 and $145 of restricted cash at March 31, 2017. The restricted cash, which principally relates to funds that are required to be spent on advertising, is included in “prepaid expenses and other current assets” in the Company’s consolidated balance sheet. Therefore, in the Company’s adjusted consolidated statement of cash flows for the three months ended March 31, 2017, the change in “prepaid expenses and other current assets” has been adjusted from a cash inflow of $565 to a cash inflow of $555.

The Company’s March 31, 2018 consolidated balance sheet included $54,831 of cash and cash equivalents and $149 of restricted cash and the Company’s December 31, 2017 consolidated balance sheet included $54,291 of cash and cash equivalents and $117 of restricted cash. Restricted cash is recorded in “prepaid expenses and other current assets”.

Note 16 – Related Party Transactions

Morry Weiss became a member of the Company’s Board of Directors in June 2015. He is the Chairman of the Board of American Greetings Corporation (“American Greetings”). During the three months ended March 31, 2018 and March 31, 2017, the Company had $3,807 and $4,759, respectively, of sales to American Greetings in the ordinary course of business. Additionally, during such periods, the Company purchased $870 and $929, respectively, of product from American Greetings, also in the ordinary course.

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

In addition to our retail operations, we are also one of the largest global designers, manufacturers and distributors of decorated party supplies, with products found in over 40,000 retail outlets worldwide, including independent party supply stores, mass merchants, grocery retailers and dollar stores. Our products are available in over 100 countries with the United Kingdom, Germany, Mexico and Australia among the largest end markets for our products outside of the United States.

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

Financial Measures

Revenues. Revenue from retail store operations is recognized at the point of sale as control of the product is transferred to the customer at such time. Retail e-commerce sales are recognized when the consumer receives the product as control transfers upon delivery. We estimate future retail sales returns and record a provision in the period in which the related sales are recorded based on historical information. Retail sales are reported net of taxes collected.

Under the terms of our agreements with our franchisees, we provide both: 1) brand value (via significant advertising spend) and 2) support with respect to planograms, in exchange for a royalty fee that ranges from 4% to 6% of the franchisees’ sales. The Company records the royalty fees at the time that the franchisees’ sales are recorded.

For most of our wholesale sales, control transfers upon the shipment of the product as: 1) legal title transfers on such date and 2) we have a present right to payment at such time. Wholesale sales returns are not significant as we generally only accept the return of goods that were shipped to the customer in error or that were damaged when received by the customer. Additionally, due to our extensive history operating as a leading party goods wholesaler, we have sufficient history with which to estimate future sales returns and we use the expected value method to estimate such activity.

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

Development Stage Expenses. Represents start-up activities related to Kazzam, LLC. See the 2017 Form 10-K for further discussion.

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

Results of Operations

Three Months Ended March 31, 2018 Compared To Three Months Ended March 31, 2017

The following table sets forth the Company’s operating results and operating results as a percentage of total revenues for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018		2017
	(Dollars in thousands)
Revenues:
Net sales	$505,108	99.5%	$473,963	99.4%
Royalties and franchise fees	2,716	0.5	3,036	0.6

Total revenues	507,824	100.0	476,999	100.0
Expenses:
Cost of sales	316,966	62.4	298,719	62.6
Wholesale selling expenses	18,787	3.7	15,627	3.3
Retail operating expenses	89,092	17.5	90,730	19.0
Franchise expenses	3,782	0.7	3,317	0.7
General and administrative expenses	48,665	9.6	48,137	10.1
Art and development costs	5,973	1.2	5,798	1.2
Development stage expenses	2,303	0.5	—	0.0

Total expenses	485,568	95.6	462,328	96.9

Income from operations	22,256	4.4	14,671	3.1
Interest expense, net	23,275	4.6	20,692	4.3
Other expense, net	848	0.2	1,162	0.2

Loss before income taxes	(1,867)	(0.4)	(7,183)	(1.5)
Income tax benefit	(704)	(0.1)	(2,500)	(0.5)

Net loss	(1,163)	(0.2)	(4,683)	(1.0)
Less: Net loss attributable to noncontrolling interests	(30)	(0.0)	—	0.0

Net loss attributable to Party City Holdco Inc.	$(1,133)	(0.2)%	$(4,683)	(1.0)%

Net loss per common share – Basic	$(0.01)		$(0.04)
Net loss per common share – Diluted	$(0.01)		$(0.04)

Revenues

Total revenues for the first quarter of 2018 were $507.8 million and were $30.8 million, or 6.5%, higher than the first quarter of 2017. The following table sets forth the Company’s total revenues for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018		2017
	Dollars in Thousands	Percentage of Total Revenues	Dollars in Thousands	Percentage of Total Revenues
Net Sales:
Wholesale	$277,827	54.7%	$270,692	56.7%
Eliminations	(136,295)	(26.8)%	(135,998)	(28.5)%

Net wholesale	141,532	27.9%	134,694	28.2%
Retail	363,576	71.6%	339,269	71.1%

Total net sales	505,108	99.5%	473,963	99.4%
Royalties and franchise fees	2,716	0.5%	3,036	0.6%

Total revenues	$507,824	100.0%	$476,999	100.0%

Retail

Retail net sales during the first quarter of 2018 were $363.6 million and increased $24.3 million, or 7.2%, compared to the first quarter of 2017. Retail net sales at our Party City stores totaled $330.8 million and were $25.8 million, or 8.5%, higher than 2017 principally due to the acquisition of franchise and independent stores and the favorable impact of a shift in the calendar related to the timing of certain New Year’s Eve and Easter sales, which shifted into the first quarter of fiscal 2018. During the fifteen months ended March 31, 2018, we acquired 56 franchise and independent stores, opened 19 new stores and closed 17 stores. Global retail e-commerce sales totaled $32.8 million during the first quarter of 2018 and were $1.5 million, or 4.4%, lower than during the corresponding quarter of 2017. The North American e-commerce sales that are included in our Party City brand comp decreased by 9.9% during the quarter and were essentially flat when adjusting for the impact of our new “buy online, pick-up in store” program (as such sales are included in our store sales).

Same-store sales for the Party City brand (including North American retail e-commerce sales) increased by 2.4% during the first quarter of 2018. The fiscal calendar shifts discussed above were partially offset by the negative effect of holiday compression resulting from an earlier Easter season versus 2017.

Excluding the impact of e-commerce, same-store sales increased by 3.6% and were slightly positive when adjusting for the overall timing shifts discussed above.

Same-store sales percentages were not affected by foreign currency as such percentages are calculated in local currency.

Wholesale

Wholesale net sales during the first quarter of 2018 totaled $141.5 million and were $6.8 million, or 5.1%, higher than the first quarter of 2017. Net sales to domestic party goods retailers and distributors (including our franchisee network) totaled $58.3 million and were $3.4 million, or 5.5%, lower than during 2017. The decrease was largely due to our acquisition of 56 franchise and independent stores during the fifteen months ended March 31, 2018; as post-acquisition sales to such stores (approximately $3.5 million during the first quarter of 2017) are now eliminated as intercompany sales. Net sales of metallic balloons to domestic distributors and retailers (including our franchisee network) totaled $21.2 million during the first quarter of 2018 and were $1.4 million, or 6.2%, lower than during the corresponding quarter of 2017 as certain Valentine’s Day shipments accelerated into the fourth quarter of 2017 (during the 2017 Valentine’s Day season the corresponding shipments took place during the first quarter of 2017). Our international sales (which include U.S. export sales and exclude U.S. import sales from foreign subsidiaries) totaled $62.0 million and were $11.6 million, or 23.1%, higher than in 2017. The increase was largely driven by the acquisition of Granmark S.A. de C.V. (“Granmark”) in March 2017, the impact of foreign currency translation (approximately $4.5 million) and continued strong performance in the U.K. and German markets.

Intercompany sales to our retail affiliates totaled $136.3 million during the first quarter of 2018 and were $0.3 million higher than during the corresponding quarter of 2017. Intercompany sales represented 49.1% of total wholesale sales during the first quarter of 2018, compared to 50.2% during the first quarter of 2017. The intercompany sales of our wholesale segment are eliminated against the intercompany purchases of our retail segment in the consolidated financial statements.

Royalties and franchise fees

Royalties and franchise fees for the first quarter of 2018 totaled $2.7 million and were $0.3 million lower than during the first quarter of 2017 due to the acquisition of franchise stores.

Gross Profit

The following table sets forth the Company’s gross profit for the three months ended March 31, 2018 and March 31, 2017.

	Three Months Ended March 31,
	2018		2017
	Dollars in Thousands	Percentage of Net Sales	Dollars in Thousands	Percentage of Net Sales
Retail	$146,835	40.4%	$132,581	39.1%
Wholesale	41,307	29.2	42,663	31.7

Total	$188,142	37.2%	$175,244	37.0%

The gross profit margin on net sales at retail during the first quarter of 2018 was 40.4%. Such percentage was 130 basis points higher than during the corresponding quarter of 2017. The increase was principally due to leveraging the higher same-store sales, the realization of productivity initiatives positively impacting occupancy costs and increased share of shelf (i.e., the percentage of our retail product cost of sales supplied by our wholesale operations). Our wholesale share of shelf at our Party City stores and our North American retail e-commerce operations increased from 77.4% during the first quarter of 2017 to 78.1% during the first quarter of 2018.

The gross profit on net sales at wholesale during the first quarters of 2018 and 2017 was 29.2% and 31.7%, respectively. The decrease was principally due to higher logistics and distribution costs, sales mix and, to a lesser extent, purchase accounting adjustments.

Operating expenses

Wholesale selling expenses were $18.8 million during the first quarter of 2018 and $15.6 million during the corresponding quarter of 2017. The increase was primarily due to approximately $1 million of selling costs at Granmark (acquired in March 2017), the impact of foreign currency translation (also approximately $1 million) and, to a lesser extent, the impact of inflation. Wholesale selling expenses were 13.3% and 11.6% of net wholesale sales during the first quarters of 2018 and 2017, respectively.

Retail operating expenses during the first quarter of 2018 were $89.1 million and were $1.6 million lower than the corresponding quarter of 2017. The decrease was mostly due to improved labor productivity and the fact that the first quarter of 2017 included approximately $2 million of severance charges. The higher store count (discussed above) and the impact of inflation was more than offset by further realized savings associated with the improved productivity and efficiency in our stores. Retail operating expenses were 24.5% and 26.7% of net retail sales during the first quarters of 2018 and 2017, respectively. The decrease was mostly due to increased sales, the improved labor productivity and the severance charges in the first quarter of 2017.

Franchise expenses during the first quarters of 2018 and 2017 were $3.8 million and $3.3 million, respectively.

General and administrative expenses during the first quarter of 2018 totaled $48.7 million and were $0.5 million, or 1.1%, higher than in the first quarter of 2017. Increased third-party consultant costs, the impact of inflation and the impact of foreign currency translation were mostly offset by the first quarter of 2017 including severance charges related to a Transition and Consulting Agreement which the Company entered into with Gerald Rittenberg. General and administrative expenses as a percentage of total revenues were 9.6% and 10.1% during the first quarters of 2018 and 2017, respectively.

Art and development costs were $6.0 million and $5.8 million during the first quarters of 2018 and 2017, respectively.

Development stage expenses represent start-up costs related to Kazzam (see the 2017 Form 10-K for further detail).

Interest expense, net

Interest expense, net, totaled $23.3 million during the first quarter of 2018, compared to $20.7 million during the first quarter of 2017. The variance principally relates to increased borrowings under our ABL Facility, due to share repurchases during the fourth quarter of 2017, and the impact of increasing LIBOR rates on our Term Loan Credit Agreement.

Other expense, net

For the first quarters of 2018 and 2017, other expense, net, totaled $0.8 million and $1.2 million, respectively.

During February 2018, the Company amended its Term Loan Credit Agreement. At the time of the amendment, all outstanding term loans were replaced with new term loans for the same principal amount. The applicable margin for ABR borrowings was lowered from 2.00% to 1.75% and the applicable margin for LIBOR borrowings was lowered from 3.00% to 2.75%. Additionally, based on the terms of the amendment, the ABR and LIBOR margins will drop to 1.50% and 2.50%, respectively, if the Company’s Senior Secured Leverage Ratio, as defined by the agreement, falls below 3.2 to 1.0. As the Term Loan Credit Agreement is a loan syndication, the Company assessed whether the refinancing should be accounted for as an extinguishment on a creditor-by-creditor basis and wrote-off $0.3 million of existing deferred financing costs, capitalized original issue discounts and capitalized call premiums. The write-offs were recorded in other expense. Additionally, in conjunction with the amendment, the Company incurred banker and legal fees, $0.8 million of which were recorded in other expense.

Income tax benefit

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“the Act”) was signed into law. The Act significantly changed U.S. tax law, including lowering the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018.

The effective income tax rate for the three months ended March 31, 2018, 37.7%, is higher than the statutory rate primarily due to discrete items related to stock option exercises and state tax rate changes.

Adjusted EBITDA, Adjusted Net Income and Adjusted Net Income per Common Share—Diluted

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

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
(Dollars in thousands)
Net loss	$(1,163)	$(4,683)
Interest expense, net	23,275	20,692
Income taxes	(704)	(2,500)
Depreciation and amortization	20,557	20,701

EBITDA	41,965	34,210
Non-cash purchase accounting adjustments	(556)	1,850
Restructuring, retention and severance (a)	2,611	7,814
Deferred rent (b)	368	363
Closed store expense (c)	1,812	1,367
Foreign currency gains, net	(63)	(537)
Employee equity based compensation (d)	460	2,398
Non-employee equity based compensation (e)	261	—
Undistributed (income) loss in unconsolidated joint ventures	(211)	716
Corporate development (f)	2,574	723
Non-recurring consulting charges (g)	4,750	—
Refinancing charges (h)	1,146	—
Other	31	218

Adjusted EBITDA	$55,148	$49,122

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
(Dollars in thousands, except per share amounts)
Loss before income taxes	$(1,867)	$(7,183)
Intangible asset amortization	3,663	3,713
Non-cash purchase accounting adjustments	(705)	2,004
Amortization of deferred financing costs and original issuance discounts (h)	1,556	1,233
Restructuring, retention and severance (a)	—	7,814
Non-employee equity based compensation (e)	261	—
Refinancing charges (h)	800	—
Non-recurring consulting charges (g)	4,750	—
Employee equity based compensation (d)	460	2,398

Adjusted income before income taxes	8,918	9,979
Adjusted income tax expense (i)	2,036	3,928

Adjusted net income	$6,882	$6,051

Adjusted net income per common share – diluted	$0.07	$0.05

Weighted-average number of common shares-diluted	97,650,385	120,862,319

(a)

On March 15, 2017, the Company and its then Chairman of the Board of Directors, Gerald Rittenberg, entered into a Transition and Consulting Agreement under which Mr. Rittenberg’s employment as Executive Chairman of the Company terminated effective March 31, 2017. As a result of the agreement, the Company recorded a $4.5 million severance charge in general and administrative expenses during the first quarter of 2017. Additionally, during the three months ended March 31, 2017, the Company recorded a $3.3 million severance charge related to the restructuring of its Retail segment. See the 2017 Form 10-K for further discussion. The adjustment to “Adjusted EBITDA” in the first quarter of 2018 principally relates to costs incurred while moving one of the Company’s domestic manufacturing facilities to a new location.

(b)	The deferred rent adjustment reflects the difference between accounting for rent and landlord incentives in accordance with GAAP and the Company’s actual cash outlay for such items.
(c)	Principally charges incurred related to closing underperforming stores.
(d)	Represents non-cash charges related to stock options.
(e)	Principally represents shares of Kazzam awarded to Ampology as compensation for Ampology’s services. See the 2017 Form 10-K for further discussion.
(f)	Primarily represents start-up costs for Kazzam (see the 2017 Form 10-K for further discussion) and third-party costs related to acquisitions (principally legal expenses).
(g)	Non-recurring consulting charges related to the Company’s retail operations.
(h)	During February 2018, the Company amended the Term Loan Credit Agreement. In conjunction with the amendment, the Company wrote-off $0.3 million of capitalized deferred financing costs, original issue discounts and call premiums. The amounts are included in “Refinancing charges” in the adjusted EBITDA table above and in “Amortization of deferred financing costs and original issuance discounts” in the adjusted net income table above (consistent with the presentation in the Company’s condensed consolidated statement of cash flows included elsewhere in this Quarterly Report on Form 10-Q). Further, in conjunction with the amendment, the Company expensed $0.8 million of investment banking and legal fees. These amounts are included in “Refinancing charges” in the tables above.
(i)	Represents income tax expense/benefit after excluding the specific tax impacts for each of the pre-tax adjustments. The tax impacts for each of the adjustments were determined by applying to the pre-tax adjustments the effective income tax rates for the specific legal entities in which the adjustments were recorded.

Liquidity

The Company’s indebtedness principally consists of: (i) a senior secured term loan facility (“Term Loan Credit Agreement”), (ii) a $540 million asset-based revolving credit facility (with a seasonal increase to $640 million during a certain period of each calendar year) (“ABL Facility”) and (iii) $350 million of 6.125% senior notes.

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

Cash Flow

Net cash used in operating activities totaled $25.2 million and $19.5 million during the three months ended March 31, 2018 and 2017, respectively. Net cash flows provided by operating activities before changes in operating assets and liabilities were $22.4 million during the first three months of 2018, compared to $21.9 million during 2017. Changes in operating assets and liabilities during the first three months of 2018 and 2017 resulted in the use of cash of $47.6 million and $41.4 million, respectively.

Net cash used in investing activities totaled $34.9 million during the three months ended March 31, 2018, as compared to $73.6 million during the three months ended March 31, 2017. Investing activities during 2018 included $17.0 million paid in connection with acquisitions, principally related to franchise stores (see Note 13 to the consolidated financial statements for further detail). Capital expenditures during the three months ended March 31, 2018 and 2017 were $17.9 million and $11.4 million, respectively. Retail capital expenditures totaled $8.6 million during 2018 and principally related to initiatives for improving store performance. Wholesale capital expenditures during 2018 totaled $9.3 million and primarily related to printing plates and dies, as well as machinery and equipment at the Company’s manufacturing operations and main distribution center.

Net cash provided by financing activities was $60.0 million during the three months ended March 31, 2018. Such amount was principally consistent with the corresponding period of 2017, during which net cash provided by financing activities was $68.0 million.

At March 31, 2018, the Company had approximately $124 million of availability under its ABL Facility, after considering borrowing base restrictions.

Contractual Obligations

Other than as described above under “Liquidity and Capital Resources”, there were no material changes to our future minimum contractual obligations as of December 31, 2017 as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements during the three months ended March 31, 2018 and the year ended December 31, 2017.

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

Cautionary Note Regarding Forward-Looking Statements

From time to time, including in this filing and, in particular, the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we make “forward-looking statements” within the meaning of federal and state securities laws. Disclosures that use words such as the company “believes,” “anticipates,” “expects,” “estimates,” “intends,” “will,” “may” or “plans” and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect our current expectations and are based upon data available to us at the time the statements were made. An example of a forward-looking statement is our belief that our cash generated from operating activities and availability under our credit facilities will be adequate to meet our liquidity needs for at least the next 12 months. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. These risks, as well as other risks and uncertainties, are detailed in the section titled “Risk Factors” included in our Annual Report on Form 10-K filed with the SEC on March 14, 2018. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. All forward-looking statements are qualified by these cautionary statements and are made only as of the date of this filing. Any such forward-looking statements, whether made in this filing or elsewhere, should be considered in context with the various disclosures made by us about our business. The following risks related to our business, among others, could cause actual results to differ materially from those described in the forward-looking statements:

•	our ability to compete effectively in a competitive industry;

•	fluctuations in commodity prices;

•	our ability to appropriately respond to changing merchandise trends and consumer preferences;

•	successful implementation of our store growth strategy;

•	decreases in our Halloween sales;

•	unexpected or unfavorable consumer responses to our promotional or merchandising programs;

•	failure to comply with existing or future laws relating to our marketing programs, e-commerce initiatives and the use of consumer information;

•	disruption to the transportation system or increases in transportation costs;

•	product recalls or product liability;

•	economic slowdown affecting consumer spending and general economic conditions;

•	loss or actions of third party vendors and loss of the right to use licensed material;

•	disruptions at our manufacturing facilities;

•	failure by suppliers or third-party manufacturers to follow acceptable labor practices or to comply with other applicable laws and guidelines;

•	our international operations subjecting us to additional risks;

•	potential litigation and claims;

•	lack of available additional capital;

•	our inability to retain or hire key personnel;

•	risks associated with leasing substantial amounts of space;

•	failure of existing franchisees to conduct their business in accordance with agreed upon standards;

•	adequacy of our information systems, order fulfillment and distribution facilities;

•	our ability to adequately maintain the security of our electronic and other confidential information;

•	our inability to successfully identify and integrate acquisitions;

•	adequacy of our intellectual property rights;

•	risks related to our substantial indebtedness; and

•	the other factors set forth under “Risk Factors” in our Annual Report on Form 10-K, filed with the SEC on March 14, 2018.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risks since December 31, 2017 as previously disclosed in our Annual Report on Form 10-K for the year ended December  31, 2017.

Item 4. Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Act”)) as of March 31, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is: (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

Information in response to this Item is incorporated herein by reference from Note 8, Commitments and Contingencies, to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December  31, 2017.

Item 5. Other Information

Amended and Restated Employment Agreements

On May 8, 2018, the Compensation Committee of Party City Holdco Inc. approved certain changes to the amended and restated employment agreements entered into among Party City Holdco Inc., Party City Holdings Inc., and each of their Chief Executive Officer, James M. Harrison, their Chief Financial Officer, Daniel J. Sullivan, and their President, Retail, Ryan Vero (collectively, as revised, the “Amended and Restated Employment Agreements”). The Amended and Restated Employment Agreements amend and restate the existing employment agreements by extending the executive’s employment period through December 31, 2020 and providing that, upon the consummation of a change of control of the Company, if Messrs. Harrison, Sullivan or Vero are not offered employment on substantially similar terms by the Company or one of its continuing affiliates immediately thereafter, then the executive’s employment shall be deemed terminated. Upon such termination, the executive would be entitled to receive (i) a lump sum payment equal to a specified multiplier (two and one-half, in the case of Mr. Harrison, and two in the case of Messrs. Sullivan and Vero) multiplied by the sum of (a) his annual base salary and (b) his annual target bonus; (ii) a pro rata annual bonus for the year of termination paid in a lump sum; and (iii) a monthly payment equal to the portion of the monthly health premiums paid by the Company on behalf of the executive prior to the date of termination for a specified period (24 months for Mr. Harrison, 12 months for Messrs. Sullivan and Vero). The description of the Employment Agreement Amendments set forth herein does not purport to be complete and is qualified in its entirety by reference to the Amended and Restated Employment Agreements filed herewith as Exhibits 10.1, 10.2 and 10.3 and such Amended and Restated Employment Agreements are incorporated herein by reference.

Item 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Party City Holdco Inc.’s Form 8-K dated April 21, 2015)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Party City Holdco Inc.’s Form 8-K dated April 21, 2015)

10.1†*	Amended and Restated Employment Agreement between Party City Holdings Inc., Party City Holdco Inc. and James M. Harrison, dated May 8, 2018

10.2†*	Amended and Restated Employment Agreement between Party City Holdings Inc., Party City Holdco Inc. and Daniel J. Sullivan, dated May 8, 2018

10.3†*	Amended and Restated Employment Agreement between Party City Holdings Inc., Party City Holdco Inc. and Ryan Vero, dated May 8, 2018

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three month periods ended March 31, 2018 and March 31, 2017; (iii) Condensed Consolidated Statement of Stockholders’ Equity for the three month period ended March 31, 2018; (iv) Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2018 and March 31, 2017; and (v) Notes to the Condensed Consolidated Financial Statements.

†	Management contract of compensatory plan or arrangement
*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

PARTY CITY HOLDCO INC.

	By:	/s/ Daniel J. Sullivan
Daniel J. Sullivan
Date: May 9, 2018		Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)