Form 10-Q
period 2018-06-30
Party City Holdco Inc.
filed 2018-08-09
CIK 1592058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

(914) 345-2020

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of July 25, 2018, 96,477,447 shares of the Registrant’s common stock were outstanding.

PARTY CITY HOLDCO INC.

Form 10-Q

June  30, 2018

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2018	December 31, 2017
	(Note 2) (Unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$51,461	$54,291
Accounts receivable, net	130,067	140,980
Inventories, net	673,676	604,066
Prepaid expenses and other current assets	86,043	77,816

Total current assets	941,247	877,153
Property, plant and equipment, net	311,572	301,141
Goodwill	1,627,851	1,619,253
Trade names	568,422	568,681
Other intangible assets, net	71,587	75,704
Other assets, net	11,705	12,824

Total assets	$3,532,384	$3,454,756

LIABILITIES, REDEEMABLE SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$379,519	$286,291
Accounts payable	175,449	160,994
Accrued expenses	164,043	176,609
Income taxes payable	6,541	45,568
Current portion of long-term obligations	13,049	13,059

Total current liabilities	738,601	682,521
Long-term obligations, excluding current portion	1,528,263	1,532,090
Deferred income tax liabilities	177,891	175,836
Deferred rent and other long-term liabilities	89,742	91,929

Total liabilities	2,534,497	2,482,376
Redeemable securities	3,219	3,590
Commitments and contingencies
Stockholders’ equity:
Common stock (96,474,228 and 96,380,102 shares outstanding and 119,853,795 and 119,759,669 shares issued at June 30, 2018 and December 31, 2017, respectively)	1,199	1,198
Additional paid-in capital	919,845	917,192
Retained earnings	399,872	372,596
Accumulated other comprehensive loss	(39,797)	(35,818)

Total Party City Holdco Inc. stockholders’ equity before common stock held in treasury	1,281,119	1,255,168
Less: Common stock held in treasury, at cost (23,379,567 shares at June 30, 2018 and December 31, 2017)	(286,733)	(286,733)

Total Party City Holdco Inc. stockholders’ equity	994,386	968,435
Noncontrolling interests	282	355

Total stockholders’ equity	994,668	968,790

Total liabilities, redeemable securities and stockholders’ equity	$3,532,384	$3,454,756

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,
	2018	2017
Revenues:
Net sales	$558,101	$541,653
Royalties and franchise fees	2,910	3,225

Total revenues	561,011	544,878
Expenses:
Cost of sales	329,477	321,900
Wholesale selling expenses	17,256	16,045
Retail operating expenses	92,094	90,512
Franchise expenses	3,980	3,713
General and administrative expenses	45,326	39,655
Art and development costs	5,732	5,942
Development stage expenses	1,695	6,412

Total expenses	495,560	484,179

Income from operations	65,451	60,699
Interest expense, net	25,501	21,294
Other expense (income), net	2,532	(895)

Income before income taxes	37,418	40,300
Income tax expense	9,370	15,318

Net income	28,048	24,982
Add: Net income attributable to redeemable securities holder	410	—
Less: Net loss attributable to noncontrolling interests	(29)	—

Net income attributable to common shareholders of Party City Holdco Inc.	$28,487	$24,982

Net income per share attributable to common shareholders of Party City Holdco Inc.—Basic	$0.30	$0.21
Net income per share attributable to common shareholders of Party City Holdco Inc.—Diluted	$0.29	$0.21
Weighted-average number of common shares-Basic	96,453,884	119,528,147
Weighted-average number of common shares-Diluted	97,688,233	120,943,745
Dividends declared per share	$0.00	$0.00
Comprehensive income	$18,825	$31,985
Add: Comprehensive income attributable to redeemable securities holder	410	—
Less: Comprehensive loss attributable to noncontrolling interests	(55)	—

Comprehensive income attributable to common shareholders of Party City Holdco Inc.	$19,290	$31,985

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except share and per share data)

	Six Months Ended June 30,
	2018	2017
Revenues:
Net sales	$1,063,209	$1,015,616
Royalties and franchise fees	5,626	6,261

Total revenues	1,068,835	1,021,877
Expenses:
Cost of sales	646,443	620,619
Wholesale selling expenses	36,043	31,672
Retail operating expenses	181,186	181,242
Franchise expenses	7,762	7,030
General and administrative expenses	93,991	87,792
Art and development costs	11,705	11,740
Development stage expenses	3,998	6,412

Total expenses	981,128	946,507

Income from operations	87,707	75,370
Interest expense, net	48,776	41,986
Other expense, net	3,380	267

Income before income taxes	35,551	33,117
Income tax expense	8,666	12,818

Net income	26,885	20,299
Add: Net income attributable to redeemable securities holder	410	—
Less: Net loss attributable to noncontrolling interests	(59)	—

Net income attributable to common shareholders of Party City Holdco Inc.	$27,354	$20,299

Net income per share attributable to common shareholders of Party City Holdco Inc.—Basic	$0.28	$0.17
Net income per share attributable to common shareholders of Party City Holdco Inc.—Diluted	$0.28	$0.17
Weighted-average number of common shares-Basic	96,426,235	119,526,007
Weighted-average number of common shares-Diluted	97,669,309	120,903,032
Dividends declared per share	$0.00	$0.00
Comprehensive income	$22,892	$30,510
Add: Comprehensive income attributable to redeemable securities holder	410	—
Less: Comprehensive loss attributable to noncontrolling interests	(73)	—

Comprehensive income attributable to common shareholders of Party City Holdco Inc.	$23,375	$30,510

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Party City Holdco Inc. Stockholders’ Equity Before Common Stock Held In Treasury	Common Stock Held In Treasury	Total Party City Holdco Inc. Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
Balance at December 31, 2017	$1,198	$917,192	$372,596	$(35,818)	$1,255,168	$(286,733)	$968,435	$355	$968,790
Cumulative effect of change in accounting principle, net (see Note 2)			(78)		(78)		(78)		(78)

Balance at December 31, 2017, as adjusted	$1,198	$917,192	$372,518	$(35,818)	$1,255,090	$(286,733)	$968,357	$355	$968,712
Net income			26,944		26,944		26,944	(59)	26,885
Net income attributable to redeemable securities holder			410		410		410		410
Stock option expense		942			942		942		942
Restricted stock units – time-based		252			252		252		252
Restricted stock units – performance-based		593			593		593		593
Director – non-cash compensation		59			59		59		59
Warrant expense		326			326		326		326
Exercise of stock options	1	481			482		482		482
Foreign currency adjustments				(5,307)	(5,307)		(5,307)	(14)	(5,321)
Impact of foreign exchange contracts, net				1,328	1,328		1,328		1,328

Balance at June 30, 2018	$1,199	$919,845	$399,872	$(39,797)	$1,281,119	$(286,733)	$994,386	$282	$994,668

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2018	2017 (Adjusted, see Note 2)
Cash flows (used in) provided by operating activities:
Net income	$26,885	$20,299
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	40,812	41,825
Amortization of deferred financing costs and original issuance discounts	2,766	2,459
Provision for doubtful accounts	304	419
Deferred income tax expense	1,443	1,713
Deferred rent	1,155	2,915
Undistributed income in unconsolidated joint ventures	(301)	(226)
Loss on disposal of assets	24	528
Non-employee equity based compensation	365	3,265
Stock option expense	942	3,222
Restricted stock units—time-based	252	—
Restricted stock units—performance-based	593	—
Director—non-cash compensation	59	—
Changes in operating assets and liabilities, net of effects of acquired businesses:
Decrease in accounts receivable	8,791	20,823
Increase in inventories	(68,741)	(5,328)
(Increase) decrease in prepaid expenses and other current assets	(9,137)	866
Decrease in accounts payable, accrued expenses and income taxes payable	(29,220)	(40,462)

Net cash (used in) provided by operating activities	(23,008)	52,318
Cash flows used in investing activities:
Cash paid in connection with acquisitions, net of cash acquired	(21,325)	(70,547)
Capital expenditures	(44,406)	(30,854)
Proceeds from disposal of property and equipment	21	5

Net cash used in investing activities	(65,710)	(101,396)
Cash flows provided by financing activities:
Repayment of loans, notes payable and long-term obligations	(26,062)	(76,978)
Proceeds from loans, notes payable and long-term obligations	112,293	128,140
Exercise of stock options	482	67
Debt issuance costs	(56)	—

Net cash provided by financing activities	86,657	51,229
Effect of exchange rate changes on cash and cash equivalents	(780)	2,208

Net (decrease) increase in cash and cash equivalents and restricted cash	(2,841)	4,359
Cash and cash equivalents and restricted cash at beginning of period	54,408	64,765

Cash and cash equivalents and restricted cash at end of period	$51,567	$69,124

Supplemental disclosure of cash flow information:
Cash paid during the period
Interest	$49,489	$34,770
Income taxes, net of refunds	$46,617	$49,588

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share)

Note 1 – Description of Business

Party City Holdco Inc. (the “Company” or “Party City Holdco”) is a vertically integrated supplier of decorated party goods. The Company designs, manufactures, sources and distributes party goods, including paper and plastic tableware, metallic and latex balloons, Halloween and other costumes, accessories, novelties, gifts and stationery. The Company’s retail operations include over 900 specialty retail party supply stores (including franchise stores) in the United States and Canada, operating under the name Party City, and e-commerce websites, principally operating under the domain name PartyCity.com. In addition to the Company’s retail operations, it is also a global designer, manufacturer and distributor of decorated party supplies, with products found in over 40,000 retail outlets, including independent party supply stores, mass merchants, grocery retailers and dollar stores. The Company’s products are available in over 100 countries with the United Kingdom, Germany, Mexico, Australia and Canada among the largest end markets outside of the United States.

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

Recently Issued Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, “Compensation – Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting”. The ASU simplifies the accounting for non-employee share-based payments. The update is effective for the Company during the first quarter of 2019. The Company is in the process of evaluating the impact of the pronouncement on the Company’s consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities”. The pronouncement amends the existing hedge accounting model in order to enable entities to better portray the economics of their risk management activities in their financial statements.    The update is effective for the Company during the first quarter of 2019. Although the Company continues to evaluate this pronouncement, it does not believe that it will have a material impact on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The pronouncement contains a five-step model which replaces most existing revenue recognition guidance. The new standard was effective for the Company on January 1, 2018 The Company adopted the pronouncement using the modified retrospective approach. Therefore, on January 1, 2018, the Company adjusted its accounting for certain discounts which are tied to the timing of payments by customers of its wholesale business and the Company recorded a cumulative-effect adjustment which reduced retained earnings by $46. Additionally, as of such date, the Company modified its accounting for certain metallic balloon sales of its wholesale segment and started to defer the recognition of revenue on such sales, and the related costs, until the balloons have been filled with helium. As a result, the Company recorded a cumulative-effect adjustment which increased retained earnings by $8. Finally, as of such date, the Company adjusted its accounting for certain discounts on wholesale sales of seasonal product and the Company recorded a cumulative-effect adjustment which reduced retained earnings by $40. See Note 14 for further discussion of the adoption of the pronouncement and the Company’s revenue recognition policy.

Note 3 – Inventories

Inventories consisted of the following:

	June 30, 2018	December 31, 2017
Finished goods	$628,823	$562,809
Raw materials	32,315	30,346
Work in process	12,538	10,911

	$673,676	$604,066

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

Note 4 – Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“the Act”) was signed into law. The Act significantly changed U.S. tax law, including lowering the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018, and implementing a one-time “deemed repatriation” tax on unremitted earnings accumulated in non-U.S. jurisdictions since 1986 (the “Transition Tax”). Due to the complexities of accounting for the Act, the SEC issued Staff Accounting Bulletin (“SAB”) No. 118 which allows entities to include a provisional estimate of the impact of the Act in its financial statements. Therefore, based on currently available information, during the fourth quarter of 2017, the Company recorded a provisional estimate of the impact of the Act, which included an income tax benefit of $90,965 related to the remeasurement of its domestic net deferred tax liabilities and deferred tax assets due to the lower U.S. corporate tax rate. Additionally, during the fourth quarter of 2017, the Company recorded a net income tax expense of $1,132 as its provisional estimate of the Transition Tax related to the deemed repatriation of unremitted earnings of foreign subsidiaries. The Company did not adjust these estimates during the first six months of 2018.

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

Additionally, the Act subjects a U.S. shareholder to current tax on “global intangible low-taxed income” (“GILTI”) of its controlled foreign corporations. GILTI is based on the excess of the aggregate of a U.S. shareholder’s pro rata share of net income of its controlled foreign corporations over a specified return. Given the complexity of the GILTI provisions, the Company is still evaluating the effects of the provisions and has not yet determined its accounting policy. Therefore, during the six months ended June 30, 2018, the Company has included an estimate of the tax on GILTI as a period cost in its full-year estimated effective income tax rate and it has not accounted for any tax on GILTI in its deferred balances.

The effective income tax rate for the six months ended June 30, 2018, 24.4%, is different from the statutory rate primarily due to state and foreign taxes.

Note 5 – Changes in Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss consisted of the following:

	Three Months Ended June 30, 2018
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at March 31, 2018	$(30,204)	$(396)	$(30,600)
Other comprehensive (loss) income before reclassifications	(10,713)	1,398	(9,315)
Amounts reclassified from accumulated other comprehensive loss to the condensed consolidated statement of operations and comprehensive income	—	118	118

Net current-period other comprehensive (loss) income	(10,713)	1,516	(9,197)

Balance at June 30, 2018	$(40,917)	$1,120	$(39,797)

	Three Months Ended June 30, 2017
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at March 31, 2017	$(49,352)	$321	$(49,031)
Other comprehensive income (loss) before reclassifications	7,702	(509)	7,193
Amounts reclassified from accumulated other comprehensive loss to the condensed consolidated statement of operations and comprehensive income	0	(190)	(190)

Net current-period other comprehensive income (loss)	7,702	(699)	7,003

Balance at June 30, 2017	$(41,650)	$(378)	$(42,028)

	Six Months Ended June 30, 2018
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at December 31, 2017	$(35,610)	$(208)	$(35,818)
Other comprehensive (loss) income before reclassifications, net of income tax	(5,307)	971	(4,336)
Amounts reclassified from accumulated other comprehensive loss to the condensed consolidated statement of operations and comprehensive income, net of income tax	—	357	357

Net current-period other comprehensive (loss) income	(5,307)	1,328	(3,979)

Balance at June 30, 2018	$(40,917)	$1,120	$(39,797)

	Six Months Ended June 30, 2017
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at December 31, 2016	$(53,171)	$932	$(52,239)
Other comprehensive income (loss) before reclassifications, net of income tax	11,521	(796)	10,725
Amounts reclassified from accumulated other comprehensive loss to the condensed consolidated statement of operations and comprehensive income, net of income tax	0	(514)	(514)

Net current-period other comprehensive income (loss)	11,521	(1,310)	10,211

Balance at June 30, 2017	$(41,650)	$(378)	$(42,028)

Note 6 – Capital Stock

At June 30, 2018, the Company’s authorized capital stock consisted of 300,000,000 shares of $0.01 par value common stock and 15,000,000 shares of $0.01 par value preferred stock.

During the six months ended June 30, 2018, 90,420 shares of common stock were issued due to stock option exercises and 3,706 shares were issued to directors of the Company.

Note 7 – Segment Information

Industry Segments

The Company has two identifiable business segments. The Wholesale segment designs, manufactures, sources and distributes decorated party goods, including paper and plastic tableware, metallic and latex balloons, Halloween and other costumes, accessories, novelties, gifts and stationery throughout the world. The Retail segment operates specialty retail party supply stores in the United States and Canada, principally under the names Party City, Halloween City and Toy City, and it operates e-commerce websites, principally through the domain name Partycity.com. The Retail segment also franchises both individual stores and franchise areas throughout the United States, Mexico and Puerto Rico, principally under the name Party City. The Company’s industry segment data for the three months ended June 30, 2018 and June 30, 2017 was as follows:

	Wholesale	Retail	Consolidated
Three Months Ended June 30, 2018
Revenues:
Net sales	$285,733	$411,353	$697,086
Royalties and franchise fees	—	2,910	2,910

Total revenues	285,733	414,263	699,996
Eliminations	(138,985)	—	(138,985)

Net revenues	$146,748	$414,263	$561,011

Income from operations	$11,148	$54,303	$65,451

Interest expense, net			25,501
Other expense, net			2,532

Income before income taxes			$37,418

	Wholesale	Retail	Consolidated
Three Months Ended June 30, 2017
Revenues:
Net sales	$276,705	$399,801	$676,506
Royalties and franchise fees	0	3,225	3,225

Total revenues	276,705	403,026	679,731
Eliminations	(134,853)	0	(134,853)

Net revenues	$141,852	$403,026	$544,878

Income from operations	$16,034	$44,665	$60,699

Interest expense, net			21,294
Other income, net			(895)

Income before income taxes			$40,300

The Company’s industry segment data for the six months ended June 30, 2018 and June 30, 2017 was as follows:

	Wholesale	Retail	Consolidated
Six Months Ended June 30, 2018
Revenues:
Net sales	$563,560	$774,929	$1,338,489
Royalties and franchise fees	—	5,626	5,626

Total revenues	563,560	780,555	1,344,115
Eliminations	(275,280)	—	(275,280)

Net revenues	$288,280	$780,555	$1,068,835

Income from operations	$16,496	$71,211	$87,707

Interest expense, net			48,776
Other expense, net			3,380

Income before income taxes			$35,551

	Wholesale	Retail	Consolidated
Six Months Ended June 30, 2017
Revenues:
Net sales	$547,397	$739,070	$1,286,467
Royalties and franchise fees	0	6,261	6,261

Total revenues	547,397	745,331	1,292,728
Eliminations	(270,851)	0	(270,851)

Net revenues	$276,546	$745,331	$1,021,877

Income from operations	$26,450	$48,920	$75,370

Interest expense, net			41,986
Other expense, net			267

Income before income taxes			$33,117

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

Interest Rate Risk Management

As part of the Company’s risk management strategy, the Company periodically uses interest rate swap agreements to hedge the variability of cash flows on floating rate debt obligations. Accordingly, interest rate swap agreements are reflected in the consolidated balance sheets at fair value and the related gains and losses on these contracts are deferred in equity and recognized in interest expense over the same period in which the related interest payments being hedged are recognized in income. The Company did not utilize interest rate swap agreements during the six months ended June 30, 2018 and the six months ended June 30, 2017.

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

The foreign currency exchange contracts are reflected in the condensed consolidated balance sheets at fair value. At June 30, 2018 and December 31, 2017, the Company had foreign currency exchange contracts that qualified for hedge accounting. No components of these agreements were excluded in the measurement of hedge effectiveness. As these hedges are 100% effective, there is no current impact on earnings due to hedge ineffectiveness. The Company anticipates that substantially all unrealized gains and losses in accumulated other comprehensive loss related to these foreign currency exchange contracts will be reclassified into earnings by June 2019.

The following table displays the fair values of the Company’s derivatives at June 30, 2018 and December 31, 2017:

	Derivative Assets						Derivative Liabilities
	Balance Sheet Line		Fair Value	Balance Sheet Line		Fair Value	Balance Sheet Line		Fair Value	Balance Sheet Line		Fair Value
Derivative Instrument	June 30, 2018			December 31, 2017			June 30, 2018			December 31, 2017
Foreign Exchange Contracts	(a	) PP	$1,233	(a	) PP	$95	(b	) AE	$—	(b	) AE	$99

(a)	PP = Prepaid expenses and other current assets
(b)	AE = Accrued expenses

The following table displays the notional amounts of the Company’s derivatives at June 30, 2018 and December 31, 2017:

Derivative Instrument	June 30, 2018	December 31, 2017
Foreign Exchange Contracts	$23,586	$21,672

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

During 2017, the Company and Ampology, a subsidiary of Trivergence, reached an agreement to form a new legal entity, Kazzam, LLC (“Kazzam”), for the purpose of designing, developing and launching an online exchange platform for party-related services. As part of Ampology’s compensation for designing, developing and launching the exchange platform, Ampology received an ownership interest in Kazzam. The interest has been recorded as redeemable securities in the mezzanine of the Company’s consolidated balance sheet as, in the future, Ampology has the right to cause the Company to purchase the interest. The mezzanine liability is adjusted to fair value on a recurring basis. The liability represents a Level 3 fair value measurement as it is based on unobservable inputs.

The following table shows assets and liabilities as of June 30, 2018 that are measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total as of June 30, 2018
Derivative assets	$—	$1,233	$—	$1,233
Derivative liabilities	—	0	—	0
Kazzam liability	—	—	3,219	3,219
Punchbowl put liability	—	—	268	268

The following table shows assets and liabilities as of December 31, 2017 that are measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total as of December 31, 2017
Derivative assets	$—	$95	$—	$95
Derivative liabilities	—	99	—	99
Kazzam liability	—	—	3,590	3,590
Punchbowl put liability	—	—	2,122	2,122

The majority of the Company’s non-financial instruments, which include goodwill, intangible assets, inventories and property, plant and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or at least annually for goodwill and indefinite-lived intangible assets), a non-financial instrument is required to be evaluated for impairment. If the Company determines that the non-financial instrument is impaired, the Company would be required to write down the non-financial instrument to its fair value. The carrying amounts for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximated fair value at June 30, 2018 because of the short-term maturities of the instruments and/or their variable rates of interest.

The carrying amounts and fair values of borrowings under the Term Loan Credit Agreement and the Senior Notes as of June 30, 2018 are as follows:

	June 30, 2018
	Carrying Amount	Fair Value
Term Loan Credit Agreement	$1,192,253	$1,203,242
Senior Notes	345,780	351,750

The fair values of the Term Loan Credit Agreement and the Senior Notes represent Level 2 fair value measurements as the debt instruments trade in inactive markets. The carrying amounts for other long-term debt approximated fair value at June 30, 2018 based on the discounted future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturity.

Note 11 – Earnings Per Share

Basic earnings per share are computed by dividing net income attributable to common shareholders of Party City Holdco Inc. by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated based on the weighted average number of outstanding common shares plus the dilutive effect of stock options and warrants, as if they were exercised, and restricted stock units, as if they vested.

A reconciliation between basic and diluted income per share is as follows:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Net income attributable to common shareholders of Party City Holdco Inc.	$28,487	$24,982	$27,354	$20,299
Weighted average shares - Basic	96,453,884	119,528,147	96,426,235	119,526,007
Effect of dilutive securities:
Warrants	—	—	—	—
Restricted stock units	—	—	—	—
Stock options	1,234,350	1,415,598	1,243,074	1,377,025

Weighted average shares - Diluted	97,688,233	120,943,745	97,669,309	120,903,032

Net income per share attributable to common shareholders of Party City Holdco Inc. - Basic	$0.30	$0.21	$0.28	$0.17

Net income per share attributable to common shareholders of Party City Holdco Inc. - Diluted	$0.29	$0.21	$0.28	$0.17

During the three months ended June 30, 2018 and June 30, 2017, 2,494,428 stock options and 2,417,613 stock options, respectively, were excluded from the calculation of diluted earnings per share as they were anti-dilutive. Additionally, during the three months ended June 30, 2018 and June 30, 2017, 596,000 warrants and 596,000 warrants, respectively, were excluded from the calculation of diluted earnings per share as they were anti-dilutive. Further, during the three months ended June 30, 2018 and June 30, 2017, 201,270 restricted stock units and 0 restricted stock units, respectively, were excluded from the calculation of diluted earnings per share as they were anti-dilutive.

During the six months ended June 30, 2018 and June 30, 2017, 2,494,428 stock options and 2,417,613 stock options, respectively, were excluded from the calculation of diluted earnings per share as they were anti-dilutive. Additionally, during the six months ended June 30, 2018 and June 30, 2017, 596,000 warrants and 596,000 warrants, respectively, were excluded from the calculation of diluted earnings per share as they were anti-dilutive. Further, during the six months ended June 30, 2018 and June 30, 2017, 201,270 restricted stock units and 0 restricted stock units, respectively, were excluded from the calculation of diluted earnings per share as they were anti-dilutive.

Note 12 – Long-Term Obligations

Long-term obligations at June 30, 2018 and December 31, 2017 consisted of the following:

	June 30, 2018	December 31, 2017
Term Loan Credit Agreement	$1,192,253	$1,196,505
Capital lease obligations	3,279	3,276
Senior Notes	345,780	345,368

Total long-term obligations	1,541,312	1,545,149
Less: current portion	(13,049)	(13,059)

Long-term obligations, excluding current portion	$1,528,263	$1,532,090

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

As the Term Loan Credit Agreement is a loan syndication, the Company assessed, on a creditor-by-creditor basis, whether the refinancing should be accounted for as an extinguishment for each creditor and, during the first quarter of 2018, the Company wrote-off $186 of existing deferred financing costs, a $102 capitalized original issue discount and $58 of capitalized call premium. The write-offs were recorded in other expense in the Company’s consolidated statement of income and comprehensive income. The remaining deferred financing costs, original issue discount and capitalized call premium will continue to be amortized over the life of the Term Loan Credit Agreement, using the effective interest method. Additionally, in conjunction with the amendment, the Company incurred $856 of banker and legal fees, $800 of which were recorded in other expense during the first quarter of 2018. The rest of the costs are being amortized over the life of the debt. The write-offs of the deferred financing costs, original issuance discount and call premium were included in amortization of deferred financing costs and original issuance discount in the Company’s consolidated statement of cash flows.

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

During 2017, the Company acquired 85% of the common stock of Granmark, S.A. de C.V., a Mexican manufacturer and wholesaler of party goods. Based on the terms of the acquisition agreement, the Company is required to acquire the remaining 15% interest over the next five years and it has recorded a liability for the estimated purchase price of such interest, $2,840 at June 30, 2018.

During 2017, the Company acquired 60% of Print Appeal, Inc. Based on the terms of the acquisition agreement, the Company will acquire the remaining 40% interest in Print Appeal over the next five years and the Company’s liability for the estimated purchase price of such interest was $3,021 at June 30, 2018.

Note 14 – Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The pronouncement contains a five-step model which replaces most existing revenue recognition guidance. The Company adopted the standard on January 1, 2018 via a modified retrospective approach and recognized the cumulative effect of the adoption as an adjustment to January 1, 2018 retained earnings.

Revenue Transactions - Retail

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

Revenue Transactions - Wholesale

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

Other Revenue Topics

During the three and six months ended June 30, 2018 and June 30, 2017, impairment losses recognized on receivables and contract assets arising from the Company’s contracts with customers were immaterial.

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

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three months ended June 30, 2018 and June 30, 2017 and the six months ended June 30, 2018 and June 30, 2017:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Retail Net Sales:
Party City Stores	$376,222	$363,872	$707,067	$668,886
Global E-commerce	35,131	35,929	67,862	70,184

Total Retail Net Sales	$411,353	$399,801	$774,929	$739,070
Royalties and Franchise Fees	2,910	3,225	5,626	6,261

Total Retail Revenue	$414,263	$403,026	$780,555	$745,331

Wholesale Net Sales:
Domestic	$79,397	$81,354	$158,956	$165,695
International	67,351	60,498	129,324	110,851

Total Wholesale Net Sales	$146,748	$141,852	$288,280	$276,546

Total Consolidated Revenue	$561,011	$544,878	$1,068,835	$1,021,877

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

Additionally, the adoption of the pronouncement impacted the Company’s financial statements for the three and six months ended June 30, 2018 as it increased pre-tax income by $26 during the three month period and increased pre-tax income by $39 during the six month period.

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

As a result, the Company’s statement of cash flows for the six months ended June 30, 2017 has been adjusted to include $155 of restricted cash at December 31, 2016 and $106 of restricted cash at June 30, 2017. The restricted cash, which principally relates to funds that are required to be spent on advertising, is included in “prepaid expenses and other current assets” in the Company’s consolidated balance sheet. Therefore, in the Company’s adjusted consolidated statement of cash flows for the six months ended June 30, 2017, the change in “prepaid expenses and other current assets” has been adjusted from a cash inflow of $915 to a cash inflow of $866.

The Company’s June 30, 2018 consolidated balance sheet included $51,461 of cash and cash equivalents and $106 of restricted cash and the Company’s December 31, 2017 consolidated balance sheet included $54,291 of cash and cash equivalents and $117 of restricted cash. Restricted cash is recorded in “prepaid expenses and other current assets”.

Note 16 - Related Party Transactions

In the normal course of business, the Company buys and sells party goods from/to certain equity method investees. Such activity is immaterial to the Company’s consolidated financial statements.

Note 17 – Subsequent Events

During July 2018, the Company acquired an additional 16 franchise stores, which are located in Pennsylvania, for total consideration of approximately $18,800.

During August 2018, the Company executed a refinancing of its debt portfolio and issued $500,000 of new senior notes at an interest rate of 6.625%. The notes will mature in August 2026. The Company used the proceeds from the notes to: (i) reduce the outstanding balance under its existing ABL Facility by $90,000 and (ii) voluntarily prepay $400,000 of the outstanding balance under its existing Term Loan Credit Agreement. Additionally, as part of the refinancing, the Company extended the maturity of the ABL Facility to August 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References throughout this document to the “Company” include Party City Holdco Inc. and its subsidiaries. In this document the words “we,” “our,” “ours” and “us” refer only to the Company and its subsidiaries and not to any other person.

Business Overview

Our Company

We are the leading decorated party goods retailer by revenue in North America and, we believe, the largest vertically integrated supplier of decorated party goods globally by revenue. With over 900 locations (inclusive of franchised stores), we have the only coast-to-coast network of party superstores in the U.S. and Canada that make it easy and fun to enhance special occasions with a differentiated shopping experience and an unrivaled assortment of innovative and exciting merchandise offered at a compelling value. We also operate multiple e-commerce sites, principally under the domain name PartyCity.com. Further, we open a network of approximately 250 temporary Halloween City stores, including approximately 50 jointly under the Halloween City and Toy City banners.

In addition to our retail operations, we are also one of the largest global designers, manufacturers and distributors of decorated party supplies, with products found in over 40,000 retail outlets worldwide, including independent party supply stores, mass merchants, grocery retailers and dollar stores. Our products are available in over 100 countries with the United Kingdom, Germany, Mexico, Australia and Canada among the largest end markets for our products outside of the United States.

How We Assess the Performance of Our Company

In assessing the performance of our company, we consider a variety of performance and financial measures for our two operating segments, Retail and Wholesale. These key measures include revenues and gross profit, comparable retail same-store sales and operating expenses. We also review other metrics such as adjusted net income (loss), adjusted net income (loss) per common share – diluted and adjusted EBITDA. For a discussion of our use of these measures and a reconciliation of adjusted net income (loss) and adjusted EBITDA to net income (loss), please refer to “Financial Measures - Adjusted EBITDA,” “Financial Measures—Adjusted Net Income (Loss)” and “Financial Measures - Adjusted Net Income (Loss) Per Common Share – Diluted” below.

Segments

Our retail operations generate revenue primarily through the sale of Amscan, Designware, Anagram, Costumes USA and other party supplies through Party City, PartyCity.com, Halloween City and Toy City. During 2017, approximately 80% of the product that was sold by our retail operations was supplied by our wholesale operations.

Our wholesale revenues are generated from the sale of decorated party goods for all occasions, including paper and plastic tableware, accessories and novelties, costumes, metallic and latex balloons and stationery. Our products are sold at wholesale to party goods superstores, including our franchise stores, other party goods retailers, mass merchants, independent card stores, dollar stores and other retailers and distributors throughout the world.

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

Results of Operations

Three Months Ended June 30, 2018 Compared To Three Months Ended June 30, 2017

The following table sets forth the Company’s operating results and operating results as a percentage of total revenues for the three months ended June 30, 2018 and 2017.

	Three Months Ended June 30,
	2018		2017
	(Dollars in thousands)
Revenues:
Net sales	$558,101	99.5%	$541,653	99.4%
Royalties and franchise fees	2,910	0.5	3,225	0.6

Total revenues	561,011	100.0	544,878	100.0
Expenses:
Cost of sales	329,477	58.7	321,900	59.1
Wholesale selling expenses	17,256	3.1	16,045	2.9
Retail operating expenses	92,094	16.4	90,512	16.6
Franchise expenses	3,980	0.7	3,713	0.7
General and administrative expenses	45,326	8.1	39,655	7.3
Art and development costs	5,732	1.0	5,942	1.1
Development stage expenses	1,695	0.3	6,412	1.2

Total expenses	495,560	88.3	484,179	88.9

Income from operations	65,451	11.7	60,699	11.1
Interest expense, net	25,501	4.5	21,294	3.9
Other expense (income), net	2,532	0.5	(895)	(0.2)

Income before income taxes	37,418	6.7	40,300	7.4
Income tax expense	9,370	1.7	15,318	2.8

Net income	28,048	5.0	24,982	4.6
Add: Net income attributable to redeemable securities holder	410	0.1	—	0.0
Less: Net loss attributable to noncontrolling interests	(29)	(0.0)	—	0.0

Net income attributable to common shareholders of Party City Holdco Inc.	$28,487	5.1%	$24,982	4.6%

Net income per share attributable to common shareholders of Party City Holdco Inc. - Basic	$0.30		$0.21
Net income per share attributable to common shareholders of Party City Holdco Inc. - Diluted	$0.29		$0.21

Revenues

Total revenues for the second quarter of 2018 were $561.0 million and were $16.1 million, or 3.0%, higher than the second quarter of 2017. The following table sets forth the Company’s total revenues for the three months ended June 30, 2018 and 2017.

	Three Months Ended June 30,
	2018		2017
	Dollars in Thousands	Percentage of Total Revenues	Dollars in Thousands	Percentage of Total Revenues
Net Sales:
Wholesale	$285,733	50.9%	$276,705	50.8%
Eliminations	(138,985)	(24.8)%	(134,853)	(24.8)%

Net wholesale	146,748	26.2%	141,852	26.0%
Retail	411,353	73.3%	399,801	73.4%

Total net sales	558,101	99.5%	541,653	99.4%
Royalties and franchise fees	2,910	0.5%	3,225	0.6%

Total revenues	$561,011	100.0%	$544,878	100.0%

Retail

Retail net sales during the second quarter of 2018 were $411.4 million and increased $11.6 million, or 2.9%, compared to the second quarter of 2017. Retail net sales at our Party City stores totaled $376.2 million and were $12.4 million, or 3.4%, higher than 2017 principally due to the acquisition of franchise and independent stores. During the twelve months ended June 30, 2018, we acquired 24 franchise and independent stores, opened 13 new stores and closed 12 stores. Global retail e-commerce sales totaled $35.1 million during the second quarter of 2018 and were $0.8 million, or 2.2%, lower than during the corresponding quarter of 2017. The North American e-commerce sales that are included in our Party City brand comp decreased by 3.2% during the quarter. However, they increased by 17.0% when adjusting for the impact of our new “buy online, pick-up in store” program (as such sales are included in our store sales).

Same-store sales for the Party City brand (including North American retail e-commerce sales) increased by 0.1% during the second quarter of 2018 despite headwinds from a shift in the timing of Easter (first quarter 2018 versus second quarter 2017). Excluding the impact of e-commerce, same-store sales increased by 0.4%. Same-store sales percentages were not affected by foreign currency as such percentages are calculated in local currency.

Wholesale

Wholesale net sales during the second quarter of 2018 totaled $146.7 million and were $4.9 million, or 3.5%, higher than the second quarter of 2017. Net sales to domestic party goods retailers and distributors (including our franchisee network) totaled $57.1 million and were $3.6 million, or 5.9%, lower than during 2017. The decrease was largely due to our acquisition of 24 franchise and independent stores during the twelve months ended June 30, 2018; as post-acquisition sales to such stores (approximately $2.4 million during the second quarter of 2017) are now eliminated as intercompany sales. Net sales of metallic balloons to domestic distributors and retailers (including our franchisee network) totaled $22.2 million during the second quarter of 2018 and were $1.6 million, or 7.8%, higher than during the corresponding quarter of 2017. Our international sales (which include U.S. export sales and exclude U.S. import sales from foreign subsidiaries) totaled $67.4 million and were $6.9 million, or 11.3%, higher than in 2017. The increase was largely driven by continued strong performance in the U.K. and German markets and the impact of foreign currency translation (approximately $2 million).

Intercompany sales to our retail affiliates totaled $139.0 million during the second quarter of 2018 and were $4.1 million higher than during the corresponding quarter of 2017. Intercompany sales represented 48.6% of total wholesale sales during the second quarter of 2018, compared to 48.7% during the second quarter of 2017. The intercompany sales of our wholesale segment are eliminated against the intercompany purchases of our retail segment in the consolidated financial statements.

Royalties and franchise fees

Royalties and franchise fees for the second quarter of 2018 totaled $2.9 million and were $0.3 million lower than during the second quarter of 2017 due to the acquisition of franchise stores.

Gross Profit

The following table sets forth the Company’s gross profit for the three months ended June 30, 2018 and June 30, 2017.

	Three Months Ended June 30,
	2018		2017
	Dollars in Thousands	Percentage of Net Sales	Dollars in Thousands	Percentage of Net Sales
Retail	$183,915	44.7%	$173,872	43.5%
Wholesale	44,709	30.5	45,881	32.3

Total	$228,624	41.0%	$219,753	40.6%

The gross profit margin on net sales at retail during the second quarter of 2018 was 44.7%. Such percentage was 120 basis points higher than during the corresponding quarter of 2017. The increase was principally due to a higher POS margin, the realization of productivity initiatives positively impacting occupancy costs, and increased manufacturing share of shelf (i.e., the percentage of our retail product cost of sales manufactured by our wholesale segment). Our manufacturing share of shelf increased from 25.8% during the second quarter of 2017 to 27.6% during the second quarter of 2018, driven by higher sales of metallic balloons and the scaling of recent acquisitions in our wholesale business. Our wholesale share of shelf at our Party City stores and our North American retail e-commerce operations (i.e., the percentage of our retail product cost of sales supplied by our wholesale segment) was 78.1% during the quarter and was slightly lower than during the second quarter of 2017 due largely to product mix.

The gross profit on net sales at wholesale during the second quarters of 2018 and 2017 was 30.5% and 32.3%, respectively. The decrease was principally due to inflationary pressures in both distribution and labor costs.

Operating expenses

Wholesale selling expenses were $17.3 million during the second quarter of 2018 and $16.0 million during the corresponding quarter of 2017. The increase of $1.2 million was primarily due to foreign currency translation, inflation and, to a lesser extent, intangible asset amortization. Wholesale selling expenses were 11.8% and 11.3% of net wholesale sales during the second quarters of 2018 and 2017, respectively.

Retail operating expenses during the second quarter of 2018 were $92.1 million and were $1.6 million, or 1.7%, higher than the corresponding quarter of 2017. Increased advertising spend, the higher store count (discussed above) and the impact of inflation were mostly offset by further realized savings associated with improved productivity and efficiency in our stores. Retail operating expenses were 22.4% and 22.6% of net retail sales during the second quarters of 2018 and 2017, respectively.

Franchise expenses during the second quarters of 2018 and 2017 were $4.0 million and $3.7 million, respectively.

General and administrative expenses during the second quarter of 2018 totaled $45.3 million and were $5.7 million, or 14.3%, higher than in the second quarter of 2017. The increase was due to one-time third-party consultant costs and the impact of inflation. General and administrative expenses as a percentage of total revenues were 8.1% and 7.3% during the second quarters of 2018 and 2017, respectively.

Art and development costs were $5.7 million and $5.9 million during the second quarters of 2018 and 2017, respectively.

Development stage expenses represent start-up costs related to Kazzam (see the 2017 Form 10-K for further detail and a discussion of the charges recorded during 2017).

Interest expense, net

Interest expense, net, totaled $25.5 million during the second quarter of 2018, compared to $21.3 million during the second quarter of 2017. The variance principally relates to the impact of increasing LIBOR rates on our Term Loan Credit Agreement and our ABL Facility, as well as increased borrowings under our ABL Facility due to share repurchases during the fourth quarter of 2017.

Other expense (income), net

For the second quarter of 2018, other expense, net, totaled $2.5 million and principally related to corporate development costs and foreign currency transaction losses.

Income tax expense

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“the Act”) was signed into law. The Act significantly changed U.S. tax law, including lowering the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018.

The effective income tax rate for the three months ended June 30, 2018, 25.0%, is higher than the statutory rate primarily due to state and foreign taxes.

Six Months Ended June 30, 2018 Compared To Six Months Ended June 30, 2017

The following table sets forth the Company’s operating results and operating results as a percentage of total revenues for the six months ended June 30, 2018 and 2017.

	Six Months Ended June 30,
	2018		2017
	(Dollars in thousands)
Revenues:
Net sales	$1,063,209	99.5%	$1,015,616	99.4%
Royalties and franchise fees	5,626	0.5	6,261	0.6

Total revenues	1,068,835	100.0	1,021,877	100.0
Expenses:
Cost of sales	646,443	60.5	620,619	60.7
Wholesale selling expenses	36,043	3.4	31,672	3.1
Retail operating expenses	181,186	17.0	181,242	17.8
Franchise expenses	7,762	0.7	7,030	0.7
General and administrative expenses	93,991	8.8	87,792	8.6
Art and development costs	11,705	1.1	11,740	1.1
Development stage expenses	3,998	0.4	6,412	0.6

Total expenses	981,128	91.8	946,507	92.6

Income from operations	87,707	8.2	75,370	7.4
Interest expense, net	48,776	4.6	41,986	4.1
Other expense, net	3,380	0.3	267	0.0

Income before income taxes	35,551	3.3	33,117	3.2
Income tax expense	8,666	0.8	12,818	1.2

Net income	26,885	2.5	20,299	2.0
Add: Net income attributable to redeemable securities holder	410	0.0	—	0.0
Less: Net loss attributable to noncontrolling interests	(59)	(0.0)	—	0.0

Net income attributable to common shareholders of Party City Holdco Inc.	$27,354	2.6%	$20,299	2.0%

Net income per share attributable to common shareholders of Party City Holdco Inc. - Basic	$0.28		$0.17
Net income per share attributable to common shareholders of Party City Holdco Inc. - Diluted	$0.28		$0.17

Revenues

Total revenues for the first six months of 2018 were $1,068.8 million and were $47.0 million, or 4.6%, higher than the corresponding period of 2017. The following table sets forth the Company’s total revenues for the six months ended June 30, 2018 and 2017.

	Six Months Ended June 30,
	2018		2017
	Dollars in Thousands	Percentage of Total Revenues	Dollars in Thousands	Percentage of Total Revenues
Net Sales:
Wholesale	$563,560	52.7%	$547,397	53.6%
Eliminations	(275,280)	(25.8)%	(270,851)	(26.5)%

Net wholesale	288,280	27.0%	276,546	27.1%
Retail	774,929	72.5%	739,070	72.3%

Total net sales	1,063,209	99.5%	1,015,616	99.4%
Royalties and franchise fees	5,626	0.5%	6,261	0.6%

Total revenues	$1,068,835	100.0%	$1,021,877	100.0%

Retail

Retail net sales during the first six months of 2018 were $774.9 million and increased $35.9 million, or 4.9%, compared to the corresponding period of 2017. Retail net sales at our Party City stores totaled $707.1 million and were $38.2 million, or 5.7%, higher than 2017 due to the acquisition of franchise and independent stores and increased same store sales, in part reflecting the favorable impact of a shift in the calendar related to the timing of certain New Year’s Eve sales, which shifted into the first quarter of fiscal 2018. During the twelve months ended June 30, 2018, we acquired 24 franchise and independent stores, opened 13 new stores and closed 12 stores. Global retail e-commerce sales totaled $67.9 million during the first six months of 2018 and were $2.3 million, or 3.3%, lower than during the corresponding period of 2017. The North American e-commerce sales that are included in our Party City brand comp decreased by 6.5% during the period. However, they increased by 8.7% when adjusting for the impact of our new “buy online, pick-up in store” program (as such sales are included in our store sales).

Same-store sales for the Party City brand (including North American retail e-commerce sales) increased by 1.2% during the first six months of 2018. Excluding the impact of e-commerce, same-store sales increased by 1.9%. Same-store sales percentages were not affected by foreign currency as such percentages are calculated in local currency.

Wholesale

Wholesale net sales during the first six months of 2018 totaled $288.3 million and were $11.7 million, or 4.2%, higher than the first six months of 2017. Net sales to domestic party goods retailers and distributors (including our franchisee network) totaled $115.4 million and were $7.0 million, or 5.7%, lower than during 2017. The decrease was largely due to our acquisition of 61 franchise and independent stores during the eighteen months ended June 30, 2018; as post-acquisition sales to such stores (approximately $6 million during the first six months of 2017) are now eliminated as intercompany sales. Net sales of metallic balloons to domestic distributors and retailers (including our franchisee network) totaled $43.5 million during the first six months of 2018 and were $0.2 million higher than during the corresponding period of 2017 despite a headwind from certain Valentine’s Day shipments accelerating into the fourth quarter of 2017 (during the 2017 Valentine’s Day season the corresponding shipments took place during the first quarter of 2017). Our international sales (which include U.S. export sales and exclude U.S. import sales from foreign subsidiaries) totaled $129.3 million and were $18.5 million, or 16.7%, higher than in 2017. The increase was largely driven by the impact of foreign currency translation (approximately $7 million), continued strong performance in the U.K. and German markets and the acquisition of Granmark S.A. de C.V. (“Granmark”) in March 2017.

Intercompany sales to our retail affiliates totaled $275.3 million during the first six months of 2018 and were $4.4 million higher than during the corresponding period of 2017. Intercompany sales represented 48.8% of total wholesale sales during the first six months of 2018, compared to 49.5% during the first six months of 2017. The intercompany sales of our wholesale segment are eliminated against the intercompany purchases of our retail segment in the consolidated financial statements.

Royalties and franchise fees

Royalties and franchise fees for the first six months of 2018 totaled $5.6 million and were $0.6 million lower than during the first six months of 2017 due to the acquisition of franchise stores.

Gross Profit

The following table sets forth the Company’s gross profit for the six months ended June 30, 2018 and June 30, 2017.

	Six Months Ended June 30,
	2018		2017
	Dollars in Thousands	Percentage of Net Sales	Dollars in Thousands	Percentage of Net Sales
Retail	$330,750	42.7%	$306,453	41.5%
Wholesale	86,016	29.8%	88,544	32.0%

Total	$416,766	39.2%	$394,997	38.9%

The gross profit margin on net sales at retail during the first six months of 2018 was 42.7%. Such percentage was 120 basis points higher than during the corresponding period of 2017. The increase was principally due to leveraging the higher same-store sales, the realization of productivity initiatives positively impacting occupancy costs, a higher POS margin, and increased manufacturing share of shelf (i.e., the percentage of our retail product cost of sales manufactured by our wholesale segment). Our manufacturing share of shelf increased from 25.5% during the first six months of 2017 to 27.2% during the corresponding period of 2018, driven by higher sales of metallic balloons and the scaling up of recent acquisitions in our wholesale business. Our wholesale share of shelf at our Party City stores and our North American retail e-commerce operations (i.e., the percentage of our retail product cost of sales supplied by our wholesale segment) was 78.1% during the period and was slightly higher than during 2017.

The gross profit on net sales at wholesale during the first six months of 2018 and 2017 was 29.8% and 32.0%, respectively. The decrease was principally due to higher logistics and distribution costs, sales mix and, to a lesser extent, purchase accounting adjustments.

Operating expenses

Wholesale selling expenses were $36.0 million during the first six months of 2018 and $31.7 million during the corresponding period of 2017. The increase of $4.4 million, or 13.8%, was primarily due to approximately $1 million of selling costs at Granmark (acquired in March 2017), the impact of foreign currency translation (also approximately $1 million) and the impact of inflation. Wholesale selling expenses were 12.5% and 11.5% of net wholesale sales during the first six months of 2018 and 2017, respectively.

Retail operating expenses during the first six months of 2018 were $181.2 million and were consistent with the corresponding period of 2017. The higher store count (discussed above) and increased advertising spend were completely offset by lower labor costs realized as a result of increased productivity and efficiency in our stores. Retail operating expenses were 23.4% and 24.5% of net retail sales during the first six months of 2018 and 2017, respectively. The decrease was mostly due to increased sales and the improved labor productivity.

Franchise expenses during the first six months of 2018 and 2017 were $7.8 million and $7.0 million, respectively.

General and administrative expenses during the first half of 2018 totaled $94.0 million and were $6.2 million, or 7.1%, higher than in the first six months of 2017. Increased one-time third-party consultant costs, the impact of inflation and the impact of foreign currency translation were partially offset by the first quarter of 2017 including severance charges related to a Transition and Consulting Agreement which the Company entered into with Gerald Rittenberg. General and administrative expenses as a percentage of total revenues were 8.8% and 8.6% during the first six months of 2018 and 2017, respectively.

Art and development costs were $11.7 million during both the first six months of 2018 and the first six months of 2017.

Development stage expenses represent start-up costs related to Kazzam (see the 2017 Form 10-K for further detail and a discussion of the charges recorded during 2017).

Interest expense, net

Interest expense, net, totaled $48.8 million during the first six months of 2018, compared to $42.0 million during the first six months of 2017. The variance principally relates to the impact of increasing LIBOR rates on our Term Loan Credit Agreement and our ABL Facility, as well as increased borrowings under our ABL Facility due to share repurchases during the fourth quarter of 2017.

Other expense, net

For the first six months of 2018, other expense, net, totaled $3.4 million. Such amount principally consisted of corporate development costs, refinancing charges and foreign currency transaction losses.

Income tax expense

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“the Act”) was signed into law. The Act significantly changed U.S. tax law, including lowering the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018.

The effective income tax rate for the six months ended June 30, 2018, 24.4%, is higher than the statutory rate primarily due to state and foreign taxes.

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

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
(Dollars in thousands)
Net income	$28,048	$24,982	$26,885	$20,299
Interest expense, net	25,501	21,294	48,776	41,986
Income taxes	9,370	15,318	8,666	12,818
Depreciation and amortization	20,255	21,124	40,812	41,825

EBITDA	83,174	82,718	125,139	116,928
Non-cash purchase accounting adjustments	1,098	3,000	542	4,850
Restructuring, retention and severance (a)	(457)	813	2,154	8,627
Deferred rent (b)	787	2,552	1,155	2,915
Closed store expense (c)	793	1,512	2,605	2,879
Foreign currency losses (gains), net	505	(1,183)	442	(1,720)
Stock option expense (d)	482	824	942	3,222
Restricted stock units expense—time-based (e)	252	—	252	—
Restricted stock units expense—performance-based (f)	593	—	593	—
Non-employee equity based compensation (g)	104	3,265	365	3,265
Undistributed income in unconsolidated joint ventures	(90)	(942)	(301)	(226)
Corporate development (h)	2,778	3,721	5,352	4,444
Non-recurring consulting charges (i)	6,869	—	11,619	—
Refinancing charges (j)	—	—	1,146	—
Other	(282)	260	(251)	478

Adjusted EBITDA	$96,606	$96,540	$151,754	$145,662

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
(Dollars in thousands, except per share amounts)
Income before income taxes	$37,418	$40,300	$35,551	$33,117
Intangible asset amortization	3,705	4,112	7,368	7,825
Non-cash purchase accounting adjustments	1,668	3,920	963	5,924
Amortization of deferred financing costs and original issuance discounts (j)	1,210	1,226	2,766	2,459
Restructuring, retention and severance (a)	—	—	—	7,814
Non-employee equity based compensation (g)	104	3,265	365	3,265
Refinancing charges (j)	—	—	800	—
Non-recurring consulting charges (i)	6,869	—	11,619	—
Stock option expense (d)	482	824	942	3,222
Restricted stock units expense—performance-based (f)	593	—	593	—

Adjusted income before income taxes	52,049	53,647	60,967	63,626
Adjusted income tax expense (k)	12,813	20,318	14,849	24,246

Adjusted net income	$39,236	$33,329	$46,118	$39,380

Adjusted net income per common share – diluted	$0.40	$0.28	$0.47	$0.33

Weighted-average number of common shares-diluted	97,688,233	120,943,745	97,669,309	120,903,032

(a)

On March 15, 2017, the Company and its then Chairman of the Board of Directors, Gerald Rittenberg, entered into a Transition and Consulting Agreement under which Mr. Rittenberg’s employment as Executive Chairman of the Company terminated effective March 31, 2017. As a result of the agreement, the Company recorded a $4.5 million severance charge in general and administrative expenses during the first quarter of 2017. Additionally, during the three months ended March

31, 2017, the Company recorded a $3.3 million severance charge related to the restructuring of its Retail segment. See the 2017 Form 10-K for further discussion. The adjustment to “Adjusted EBITDA” during 2018 principally relates to costs incurred while moving one of the Company’s domestic manufacturing facilities to a new location.
(b)	The deferred rent adjustment reflects the difference between accounting for rent and landlord incentives in accordance with GAAP and the Company’s actual cash outlay for such items.
(c)	Principally charges incurred related to closing underperforming stores.
(d)	Represents non-cash charges related to stock options.
(e)	Non-cash charges for restricted stock units that vest based on service conditions.
(f)	Non-cash charges for restricted stock units that vest based on performance conditions.
(g)	Principally represents shares of Kazzam awarded to Ampology as compensation for Ampology’s services. See the 2017 Form 10-K for further discussion.
(h)	Primarily represents start-up costs for Kazzam (see the 2017 Form 10-K for further discussion) and third-party costs related to acquisitions (principally legal expenses).
(i)	Primarily non-recurring consulting charges related to the Company’s retail operations.
(j)

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

(k)

Represents income tax expense/benefit after excluding the specific tax impacts for each of the pre-tax adjustments. The tax impacts for each of the adjustments were determined by applying to the pre-tax adjustments the effective income tax rates for the specific legal entities in which the adjustments were recorded.

Liquidity

The Company’s indebtedness principally consists of: (i) a senior secured term loan facility (“Term Loan Credit Agreement”), (ii) a $540 million asset-based revolving credit facility (with a seasonal increase to $640 million during a certain period of each calendar year) (“ABL Facility”), (iii) $350 million of 6.125% senior notes and (iv) $500 million of 6.625% senior notes (issued during August 2018).

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

Cash Flow

Net cash used in operating activities totaled $23.0 million during the six months ended June 30, 2018. Net cash provided by operating activities totaled $52.3 million during the six months ended June 30, 2017. Net cash flows provided by operating activities before changes in operating assets and liabilities were $75.3 million during 2018, compared to $76.4 million during 2017. Changes in operating assets and liabilities during 2018 and 2017 resulted in the use of cash of $98.3 million and $24.1 million, respectively. The use of cash was greater during 2018 principally due to the timing of inventory receipts, 2017 benefitting from Halloween carryover inventory from the 2016 Halloween selling season and, to a lesser extent, higher interest payments.

Net cash used in investing activities totaled $65.7 million during the six months ended June 30, 2018, as compared to $101.4 million during the six months ended June 30, 2017. Investing activities during 2018 included $21.3 million paid in connection with acquisitions, principally related to franchise stores (see Note 13 to the consolidated financial statements for further detail). Capital expenditures during the six months ended June 30, 2018 and 2017 were $44.4 million and $30.9 million, respectively. Retail capital expenditures totaled $25.7 million during 2018 and principally related to initiatives for improving store performance, investments in new stores and spending on store conversions. Wholesale capital expenditures during 2018 totaled $18.7 million and primarily related to printing plates and dies, as well as machinery and equipment at the Company’s manufacturing operations and main distribution center.

Net cash provided by financing activities was $86.7 million and $51.2 million during the six months ended June 30, 2018 and June 30, 2017, respectively. An increase in cash used in operating activities (see above) and increased capital expenditures (see above) were partially offset by higher acquisition activity in 2017.

At June 30, 2018, the Company had approximately $111 million of availability under its ABL Facility, after considering borrowing base restrictions.

Contractual Obligations

Other than as described above under “Liquidity and Capital Resources”, there were no material changes to our future minimum contractual obligations as of December 31, 2017 as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements during the six months ended June 30, 2018 and the year ended December 31, 2017.

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

Cautionary Note Regarding Forward-Looking Statements

From time to time, including in this filing and, in particular, the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we make “forward-looking statements” within the meaning of federal and state securities laws. Disclosures that use words such as the company “believes,” “anticipates,” “expects,” “estimates,” “intends,” “will,” “may” or “plans” and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect our current expectations and are based upon data available to us at the time the statements were made. An example of a forward-looking statement is our belief that our cash generated from operating activities and availability under our credit facilities will be adequate to meet our liquidity needs for at least the next 12 months. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. These risks, as well as other risks and uncertainties, are detailed in the section titled “Risk Factors” included in our Annual Report on Form 10-K filed with the SEC on March 14, 2018 and elsewhere in this report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. All forward-looking statements are qualified by these cautionary statements and are made only as of the date of this filing. Any such forward-looking statements, whether made in this filing or elsewhere, should be considered in context with the various disclosures made by us about our business. The following risks related to our business, among others, could cause actual results to differ materially from those described in the forward-looking statements:

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

Item 4. Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Act”)) as of June 30, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is: (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

Information in response to this Item is incorporated herein by reference from Note 8, Commitments and Contingencies, to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 14, 2018, except as noted below.

Concentration of ownership by investment funds affiliated with Thomas H. Lee Partners, L.P. (“THL”) could limit other stockholders’ ability to influence the outcome of key transactions, including a change of control.

THL beneficially owns approximately 47% of our outstanding common stock as of July 25, 2018. As a result, THL will be able to exert a significant degree of influence over our business and affairs, including any determinations with respect to mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional common stock or other equity securities, the repurchase or redemption of common stock and the payment of dividends. Similarly, THL may effectively control matters submitted to a vote of our stockholders without the consent of our other stockholders, may have the power to prevent a change in our control and could take other actions that might be favorable to them.

Item 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Party City Holdco Inc.’s Form 8-K dated April 21, 2015)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Party City Holdco Inc.’s Form 8-K dated April 21, 2015)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets at June 30, 2018 and December 31, 2017; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income for the three month periods ended June 30, 2018 and June 30, 2017; (iii) Condensed Consolidated Statements of Operations and Comprehensive Income for the six month periods ended June 30, 2018 and June 30, 2017; (iv) Condensed Consolidated Statement of Stockholders’ Equity for the six month period ended June 30, 2018; (v) Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2018 and June 30, 2017; and (vi) Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

PARTY CITY HOLDCO INC.

	By:	/s/ Daniel J. Sullivan
Daniel J. Sullivan
Date: August 9, 2018		Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)