Form 10-Q
period 2018-09-30
Party City Holdco Inc.
filed 2018-11-08
CIK 1592058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

(914) 345-2020

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of October 25, 2018, 97,177,192 shares of the Registrant’s common stock were outstanding.

PARTY CITY HOLDCO INC.

Form 10-Q

September 30, 2018

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2018	December 31, 2017
	(Note 2) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$48,097	$54,291
Accounts receivable, net	171,428	140,980
Inventories, net	810,782	604,066
Prepaid expenses and other current assets	95,162	77,816

Total current assets	1,125,469	877,153
Property, plant and equipment, net	319,220	301,141
Goodwill	1,661,837	1,619,253
Trade names	568,326	568,681
Other intangible assets, net	60,064	75,704
Other assets, net	12,465	12,824

Total assets	$3,747,381	$3,454,756

LIABILITIES, REDEEMABLE SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$415,419	$286,291
Accounts payable	233,252	160,994
Accrued expenses	201,509	176,609
Income taxes payable	—	45,568
Current portion of long-term obligations	13,231	13,059

Total current liabilities	863,411	682,521
Long-term obligations, excluding current portion	1,622,969	1,532,090
Deferred income tax liabilities, net	171,134	175,836
Deferred rent and other long-term liabilities	91,554	91,929

Total liabilities	2,749,068	2,482,376
Redeemable securities	3,298	3,590
Commitments and contingencies
Stockholders’ equity:
Common stock (97,147,907 and 96,380,102 shares outstanding and 120,527,474 and 119,759,669 shares issued at September 30, 2018 and December 31, 2017, respectively)	1,205	1,198
Additional paid-in capital	922,197	917,192
Retained earnings	397,452	372,596
Accumulated other comprehensive loss	(39,353)	(35,818)

Total Party City Holdco Inc. stockholders’ equity before common stock held in treasury	1,281,501	1,255,168
Less: Common stock held in treasury, at cost (23,379,567 shares at September 30, 2018 and December 31, 2017)	(286,733)	(286,733)

Total Party City Holdco Inc. stockholders’ equity	994,768	968,435
Noncontrolling interests	247	355

Total stockholders’ equity	995,015	968,790

Total liabilities, redeemable securities and stockholders’ equity	$3,747,381	$3,454,756

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,
	2018	2017
Revenues:
Net sales	$550,840	$557,350
Royalties and franchise fees	2,206	2,759

Total revenues	553,046	560,109
Expenses:
Cost of sales	349,641	357,523
Wholesale selling expenses	17,538	16,274
Retail operating expenses	103,833	100,739
Franchise expenses	862	3,636
General and administrative expenses	42,239	37,971
Art and development costs	5,573	5,898
Development stage expenses	1,622	680

Total expenses	521,308	522,721

Income from operations	31,738	37,388
Interest expense, net	27,705	23,228
Other expense, net	5,696	593

(Loss) income before income taxes	(1,663)	13,567
Income tax expense	777	3,483

Net (loss) income	(2,440)	10,084
Add: Net loss attributable to redeemable securities holder	(8)	—
Less: Net loss attributable to noncontrolling interests	(28)	—

Net (loss) income attributable to common shareholders of Party City Holdco Inc.	$(2,420)	$10,084

Net (loss) income per share attributable to common shareholders of Party City Holdco Inc. – Basic	$(0.03)	$0.08
Net (loss) income per share attributable to common shareholders of Party City Holdco Inc. – Diluted	$(0.03)	$0.08
Weighted-average number of common shares-Basic	96,494,565	119,587,339
Weighted-average number of common shares-Diluted	96,494,565	120,912,849
Dividends declared per share	$0.00	$0.00
Comprehensive (loss) income	$(2,003)	$15,329
Add: Comprehensive loss attributable to redeemable securities holder	(8)	—
Less: Comprehensive loss attributable to noncontrolling interests	(35)	—

Comprehensive (loss) income attributable to common shareholders of Party City Holdco Inc.	$(1,976)	$15,329

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except share and per share data)

	Nine Months Ended September 30,
	2018	2017
Revenues:
Net sales	$1,614,049	$1,572,966
Royalties and franchise fees	7,832	9,020

Total revenues	1,621,881	1,581,986
Expenses:
Cost of sales	996,084	978,142
Wholesale selling expenses	53,581	47,946
Retail operating expenses	285,019	281,981
Franchise expenses	8,624	10,666
General and administrative expenses	136,230	125,763
Art and development costs	17,278	17,638
Development stage expenses	5,620	7,092

Total expenses	1,502,436	1,469,228

Income from operations	119,445	112,758
Interest expense, net	76,481	65,214
Other expense, net	9,076	860

Income before income taxes	33,888	46,684
Income tax expense	9,443	16,301

Net income	24,445	30,383
Add: Net income attributable to redeemable securities holder	402	—
Less: Net loss attributable to noncontrolling interests	(87)	—

Net income attributable to common shareholders of Party City Holdco Inc.	$24,934	$30,383

Net income per share attributable to common shareholders of Party City Holdco Inc. – Basic	$0.26	$0.25
Net income per share attributable to common shareholders of Party City Holdco Inc. – Diluted	$0.26	$0.25
Weighted-average number of common shares-Basic	96,449,011	119,546,451
Weighted-average number of common shares-Diluted	97,684,290	120,907,979
Dividends declared per share	$0.00	$0.00
Comprehensive income	$20,889	$45,839
Add: Comprehensive income attributable to redeemable securities holder	402	—
Less: Comprehensive loss attributable to noncontrolling interests	(108)	—

Comprehensive income attributable to common shareholders of Party City Holdco Inc.	$21,399	$45,839

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Party City Holdco Inc. Stockholders’ Equity Before Common Stock Held In Treasury	Common Stock Held In Treasury	Total Party City Holdco Inc. Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
Balance at December 31, 2017	$1,198	$917,192	$372,596	$(35,818)	$1,255,168	$(286,733)	$968,435	$355	$968,790
Cumulative effect of change in accounting principle, net (see Note 2)	—	—	(78)	—	(78)	—	(78)	—	(78)

Balance at December 31, 2017, as adjusted	$1,198	$917,192	$372,518	$(35,818)	$1,255,090	$(286,733)	$968,357	$355	$968,712
Net income	—	—	24,532	—	24,532	—	24,532	(87)	24,445
Net income attributable to redeemable securities holder	—	—	402	—	402	—	402	—	402
Stock option expense	—	1,492	—	—	1,492	—	1,492	—	1,492
Restricted stock units – time-based	1	721	—	—	722	—	722	—	722
Restricted stock units – performance-based	5	1,477	—	—	1,482	—	1,482	—	1,482
Director – non-cash compensation	—	196	—	—	196	—	196	—	196
Warrant expense	—	242	—	—	242	—	242	—	242
Exercise of stock options	1	877	—	—	878	—	878	—	878
Foreign currency adjustments	—	—	—	(4,888)	(4,888)	—	(4,888)	(21)	(4,909)
Impact of foreign exchange contracts, net	—	—	—	1,353	1,353	—	1,353	—	1,353

Balance at September 30, 2018	$1,205	$922,197	$397,452	$(39,353)	$1,281,501	$(286,733)	$994,768	$247	$995,015

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2018	2017 (Adjusted, see Note 2)
Cash flows (used in) provided by operating activities:
Net income	$24,445	$30,383
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	57,786	62,519
Amortization of deferred financing costs and original issuance discounts	9,834	3,699
Provision for doubtful accounts	726	432
Deferred income tax expense	1,075	3,221
Deferred rent	3,623	5,634
Undistributed income in unconsolidated joint ventures	(580)	(92)
Loss on disposal of assets	23	533
Non-employee equity based compensation	352	3,286
Stock option expense	1,492	3,852
Restricted stock units – time-based	722	—
Restricted stock units – performance-based	1,482	—
Director – non-cash compensation	196	—
Changes in operating assets and liabilities, net of effects of acquired businesses:
Increase in accounts receivable	(32,802)	(25,370)
Increase in inventories	(194,419)	(46,292)
Increase in prepaid expenses and other current assets	(13,890)	(11,382)
Increase (decrease) in accounts payable, accrued expenses and income taxes payable	53,744	(24,244)

Net cash (used in) provided by operating activities	(86,191)	6,179
Cash flows used in investing activities:
Cash paid in connection with acquisitions, net of cash acquired	(63,840)	(72,804)
Capital expenditures	(65,491)	(47,916)
Proceeds from disposal of property and equipment	22	26

Net cash used in investing activities	(129,309)	(120,694)
Cash flows provided by financing activities:
Repayment of loans, notes payable and long-term obligations	(417,281)	(25,311)
Proceeds from loans, notes payable and long-term obligations	636,884	129,150
Exercise of stock options	878	787
Debt issuance costs	(10,343)	—

Net cash provided by financing activities	210,138	104,626
Effect of exchange rate changes on cash and cash equivalents	(772)	3,339

Net decrease in cash and cash equivalents and restricted cash	(6,134)	(6,550)
Cash and cash equivalents and restricted cash at beginning of period	54,408	64,765

Cash and cash equivalents and restricted cash at end of period	$48,274	$58,215

Supplemental disclosure of cash flow information:
Cash paid during the period
Interest	$77,371	$60,871
Income taxes, net of refunds	$56,683	$65,002

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share)

Note 1 – Description of Business

Party City Holdco Inc. (the “Company” or “Party City Holdco”) is a vertically integrated supplier of decorated party goods. The Company designs, manufactures, sources and distributes party goods, including paper and plastic tableware, metallic and latex balloons, Halloween and other costumes, accessories, novelties, gifts and stationery. The Company’s retail operations include over 900 specialty retail party supply stores (including franchise stores) in the United States and Canada, operating under the name Party City, e-commerce websites, principally operating under the domain name PartyCity.com, and a network of approximately 250 temporary Halloween City stores, including approximately 50 jointly under the Halloween City and Toy City banners. In addition to the Company’s retail operations, it is also a global designer, manufacturer and distributor of decorated party supplies, with products found in over 40,000 retail outlets, including independent party supply stores, mass merchants, grocery retailers and dollar stores. The Company’s products are available in over 100 countries with the United Kingdom, Germany, Mexico, Australia and Canada among the largest end markets outside of the United States.

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

In February 2016, the FASB issued ASU 2016-02, “Leases”. The ASU requires that companies recognize assets and liabilities for the rights and obligations created by the companies’ leases. The update is effective for the Company during the first quarter of 2019. The Company’s current lease portfolio is primarily comprised of store leases, manufacturing and distribution facility leases and office leases. Upon adoption of this standard, the Company expects to recognize a right of use asset and liability related to substantially all of its operating lease arrangements with terms of greater than twelve months. The Company has established a cross-functional team to implement the pronouncement and the team is finalizing its implementation of a new software solution and its assessment of the practical expedients and policy elections offered by the standard. Although the Company has not yet finalized its evaluation of the standard, or quantified an impact, it expects the adoption to have a significant impact on the Company’s consolidated balance sheet due to the recognition of the right of use asset and liability for the Company’s operating leases.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”. The update impacts the accounting for equity investments and the recognition of changes in fair value of financial liabilities when the fair value option is elected. The Company adopted the pronouncement during the first quarter of 2018 and such adoption had no impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The pronouncement contains a five-step model which replaces most existing revenue recognition guidance. The new standard became effective for the Company on January 1, 2018. The Company adopted the pronouncement using the modified retrospective approach. Therefore, on January 1, 2018, the Company adjusted its accounting for certain discounts which are related to the timing of payments by customers of its wholesale business and the Company recorded a cumulative-effect adjustment which reduced retained earnings by $46. Additionally, as of such date, the Company modified its accounting for certain metallic balloon sales of its wholesale segment and started to defer the recognition of revenue on such sales, and the related costs, until the balloons have been filled with helium. As a result, the Company recorded a cumulative-effect adjustment which increased retained earnings by $8. Finally, as of such date, the Company adjusted its accounting for certain discounts on wholesale sales of seasonal product and the Company recorded a cumulative-effect adjustment which reduced retained earnings by $40. See Note 14 for further discussion of the adoption of the pronouncement and the Company’s revenue recognition policy.

Note 3 – Inventories

Inventories consisted of the following:

	September 30, 2018	December 31, 2017
Finished goods	$760,923	$562,809
Raw materials	33,686	30,346
Work in process	16,173	10,911

	$810,782	$604,066

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

Note 4 – Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“the Act”) was signed into law. The Act significantly changed U.S. tax law, including lowering the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018, and implementing a one-time “deemed repatriation” tax on unremitted earnings accumulated in non-U.S. jurisdictions since 1986 (the “Transition Tax”). Due to the complexities of accounting for the Act, the SEC issued Staff Accounting Bulletin (“SAB”) No. 118 which allows entities to include a provisional estimate of the impact of the Act in its financial statements. Therefore, based on currently available information, during the fourth quarter of 2017, the Company recorded a provisional estimate of the impact of the Act, which included an income tax benefit of $90,965 related to the remeasurement of its domestic net deferred tax liabilities and deferred tax assets due to the lower U.S. corporate tax rate. Additionally, during the fourth quarter of 2017, the Company recorded a net income tax expense of $1,132 as its provisional estimate of the Transition Tax related to the deemed repatriation of unremitted earnings of foreign subsidiaries. The Company did not adjust these estimates during the first nine months of 2018.

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

Additionally, the Act subjects a U.S. shareholder to current tax on “global intangible low-taxed income” (“GILTI”) of its controlled foreign corporations. GILTI is based on the excess of the aggregate of a U.S. shareholder’s pro rata share of net income of its controlled foreign corporations over a specified return. Given the complexity of the GILTI provisions, the Company is still evaluating the effects of the provisions. Therefore, during the nine months ended September 30, 2018, the Company has included an estimate of the tax on GILTI as a period cost in its full-year estimated effective income tax rate and it has not accounted for any tax on GILTI in its deferred balances.

Note 5 – Changes in Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss consisted of the following:

	Three Months Ended September 30, 2018
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at June 30, 2018	$(40,917)	$1,120	$(39,797)
Other comprehensive income before reclassifications	419	217	636
Amounts reclassified from accumulated other comprehensive loss to the condensed consolidated statement of operations and comprehensive loss	—	(192)	(192)

Net current-period other comprehensive income	419	25	444

Balance at September 30, 2018	$(40,498)	$1,145	$(39,353)

	Three Months Ended September 30, 2017
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at June 30, 2017	$(41,650)	$(378)	$(42,028)
Other comprehensive income (loss) before reclassifications	5,297	(281)	5,016
Amounts reclassified from accumulated other comprehensive loss to the condensed consolidated statement of operations and comprehensive income	—	229	229

Net current-period other comprehensive income (loss)	5,297	(52)	5,245

Balance at September 30, 2017	$(36,353)	$(430)	$(36,783)

	Nine Months Ended September 30, 2018
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at December 31, 2017	$(35,610)	$(208)	$(35,818)
Other comprehensive (loss) income before reclassifications, net of income tax	(4,888)	1,188	(3,700)
Amounts reclassified from accumulated other comprehensive loss to the condensed consolidated statement of operations and comprehensive income, net of income tax	—	165	165

Net current-period other comprehensive (loss) income	(4,888)	1,353	(3,535)

Balance at September 30, 2018	$(40,498)	$1,145	$(39,353)

	Nine Months Ended September 30, 2017
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at December 31, 2016	$(53,171)	$932	$(52,239)
Other comprehensive income (loss) before reclassifications, net of income tax	16,818	(1,077)	15,741
Amounts reclassified from accumulated other comprehensive loss to the condensed consolidated statement of operations and comprehensive income, net of income tax	—	(285)	(285)

Net current-period other comprehensive income (loss)	16,818	(1,362)	15,456

Balance at September 30, 2017	$(36,353)	$(430)	$(36,783)

Note 6 – Capital Stock

At September 30, 2018, the Company’s authorized capital stock consisted of 300,000,000 shares of $0.01 par value common stock and 15,000,000 shares of $0.01 par value preferred stock.

Note 7 – Segment Information

Industry Segments

The Company has two identifiable business segments. The Wholesale segment designs, manufactures, sources and distributes decorated party goods, including paper and plastic tableware, metallic and latex balloons, Halloween and other costumes, accessories, novelties, gifts and stationery throughout the world. The Retail segment operates specialty retail party supply stores in the United States and Canada, principally under the names Party City, Halloween City and Toy City, and it operates e-commerce websites, principally through the domain name Partycity.com. The Retail segment also franchises both individual stores and franchise areas throughout the United States, Mexico and Puerto Rico, principally under the name Party City. The Company’s industry segment data for the three months ended September 30, 2018 and September 30, 2017 was as follows:

	Wholesale	Retail	Consolidated
Three Months Ended September 30, 2018
Revenues:
Net sales	$424,569	$375,680	$800,249
Royalties and franchise fees	—	2,206	2,206

Total revenues	424,569	377,886	802,455
Eliminations	(249,409)	—	(249,409)

Net revenues	$175,160	$377,886	$553,046

Income from operations	$15,501	$16,237	$31,738

Interest expense, net			27,705
Other expense, net			5,696

Loss before income taxes			$(1,663)

	Wholesale	Retail	Consolidated
Three Months Ended September 30, 2017
Revenues:
Net sales	$381,858	$364,057	$745,915
Royalties and franchise fees	—	2,759	2,759

Total revenues	381,858	366,816	748,674
Eliminations	(188,565)	0	(188,565)

Net revenues	$193,293	$366,816	$560,109

Income from operations	$22,808	$14,580	$37,388

Interest expense, net			23,228
Other income, net			593

Income before income taxes			$13,567

The Company’s industry segment data for the nine months ended September 30, 2018 and September 30, 2017 was as follows:

	Wholesale	Retail	Consolidated
Nine Months Ended September 30, 2018
Revenues:
Net sales	$988,129	$1,150,609	$2,138,738
Royalties and franchise fees	—	7,832	7,832

Total revenues	988,129	1,158,441	2,146,570
Eliminations	(524,689)	—	(524,689)

Net revenues	$463,440	$1,158,441	$1,621,881

Income from operations	$31,997	$87,448	$119,445

Interest expense, net			76,481
Other expense, net			9,076

Income before income taxes			$33,888

	Wholesale	Retail	Consolidated
Nine Months Ended September 30, 2017
Revenues:
Net sales	$929,255	$1,103,127	$2,032,382
Royalties and franchise fees	—	9,020	9,020

Total revenues	929,255	1,112,147	2,041,402
Eliminations	(459,416)	—	(459,416)

Net revenues	$469,839	$1,112,147	$1,581,986

Income from operations	$49,258	$63,500	$112,758

Interest expense, net			65,214
Other expense, net			860

Income before income taxes			$46,684

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

Interest Rate Risk Management

As part of the Company’s risk management strategy, the Company periodically uses interest rate swap agreements to hedge the variability of cash flows on floating rate debt obligations. Accordingly, interest rate swap agreements are reflected in the consolidated balance sheets at fair value and the related gains and losses on these contracts are deferred in equity and recognized in interest expense over the same period in which the related interest payments being hedged are recognized in income. The Company did not utilize interest rate swap agreements during the nine months ended September 30, 2018 and the nine months ended September 30, 2017.

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

The foreign currency exchange contracts are reflected in the condensed consolidated balance sheets at fair value. At September 30, 2018 and December 31, 2017, the Company had foreign currency exchange contracts that qualified for hedge accounting. No components of these agreements were excluded in the measurement of hedge effectiveness. As these hedges are 100% effective, there is no current impact on earnings due to hedge ineffectiveness. The Company anticipates that substantially all unrealized gains and losses in accumulated other comprehensive loss related to these foreign currency exchange contracts will be reclassified into earnings by June 2019.

The following table displays the fair values of the Company’s derivatives at September 30, 2018 and December 31, 2017:

	Derivative Assets						Derivative Liabilities
	Balance Sheet Line		Fair Value	Balance Sheet Line		Fair Value	Balance Sheet Line		Fair Value	Balance Sheet Line		Fair Value
Derivative Instrument	September 30, 2018			December 31, 2017			September 30, 2018			December 31, 2017
Foreign Exchange Contracts	(a	) PP	$728	(a	) PP	$95	(b	) AE	$—	(b	) AE	$99

(a)	PP = Prepaid expenses and other current assets
(b)	AE = Accrued expenses

The following table displays the notional amounts of the Company’s derivatives at September 30, 2018 and December 31, 2017:

Derivative Instrument	September 30, 2018	December 31, 2017
Foreign Exchange Contracts	$10,743	$21,672

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

The following table shows assets and liabilities as of September 30, 2018 that are measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total as of September 30, 2018
Derivative assets	$—	$728	$—	$728
Derivative liabilities	—	—	—	—
Kazzam liability	—	—	3,298	3,298
Punchbowl put liability	—	—	299	299

The following table shows assets and liabilities as of December 31, 2017 that are measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total as of December 31, 2017
Derivative assets	$—	$95	$—	$95
Derivative liabilities	—	99	—	99
Kazzam liability	—	—	3,590	3,590
Punchbowl put liability	—	—	2,122	2,122

The majority of the Company’s non-financial instruments, which include goodwill, intangible assets, inventories and property, plant and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or at least annually for goodwill and indefinite-lived intangible assets), a non-financial instrument is required to be evaluated for impairment. If the Company determines that the non-financial instrument is impaired, the Company would be required to write down the non-financial instrument to its fair value. The carrying amounts for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximated fair value at September 30, 2018 because of the short-term maturities of the instruments and/or their variable rates of interest.

The carrying amounts and fair values of borrowings under the Term Loan Credit Agreement and its senior notes as of September 30, 2018 are as follows:

	September 30, 2018
	Carrying Amount	Fair Value
Term Loan Credit Agreement	$792,664	$808,084
Senior Notes – due 2023	345,986	355,282
Senior Notes – due 2026	493,897	505,755

The fair values of the Term Loan Credit Agreement and the senior notes represent Level 2 fair value measurements as the debt instruments trade in inactive markets. The carrying amounts for other long-term debt approximated fair value at September 30, 2018 based on the discounted future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturity.

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

A reconciliation between basic and diluted income per share is as follows:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Net (loss) income attributable to common shareholders of Party City Holdco Inc.	$(2,420)	$10,084	$24,934	$30,383
Weighted average shares – Basic	96,494,565	119,587,339	96,449,011	119,546,451
Effect of dilutive securities:
Warrants	—	—	—	—
Restricted stock units	—	—	9,004	—
Stock options	—	1,325,510	1,226,275	1,361,528

Weighted average shares – Diluted	96,494,565	120,912,849	97,684,290	120,907,979

Net (loss) income per share attributable to common shareholders of Party City Holdco Inc. – Basic	$(0.03)	$0.08	$0.26	$0.25

Net (loss) income per share attributable to common shareholders of Party City Holdco Inc. – Diluted	$(0.03)	$0.08	$0.26	$0.25

During the three months ended September 30, 2018 and September 30, 2017, 4,157,559 stock options and 2,370,106 stock options, respectively, were excluded from the calculation of diluted earnings per share as they were anti-dilutive. Additionally, during the three months ended September 30, 2018 and September 30, 2017, 596,000 warrants and 596,000 warrants, respectively, were excluded from the calculation of diluted earnings per share as they were anti-dilutive. Further, during the three months ended September 30, 2018 and September 30, 2017, 191,033 restricted stock units and 0 restricted stock units, respectively, were excluded from the calculation of diluted earnings per share as they were anti-dilutive.

During the nine months ended September 30, 2018 and September 30, 2017, 2,354,244 stock options and 2,370,106 stock options, respectively, were excluded from the calculation of diluted earnings per share as they were anti-dilutive. Additionally, during both the nine months ended September 30, 2018 and the nine months ended September 30, 2017, 596,000 warrants were excluded from the calculation of diluted earnings per share as they were anti-dilutive. Further, during both the nine months ended September 30, 2018 and the nine months ended September 30, 2017, 0 restricted stock units were excluded from the calculation of diluted earnings per share as they were anti-dilutive.

Note 12 – Long-Term Obligations

Long-term obligations at September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018	December 31, 2017
Term Loan Credit Agreement	$792,664	$1,196,505
Capital lease obligations	3,653	3,276
Senior Notes - due 2026	493,897	—
Senior Notes - due 2023	345,986	345,368

Total long-term obligations	1,636,200	1,545,149
Less: current portion	(13,231)	(13,059)

Long-term obligations, excluding current portion	$1,622,969	$1,532,090

Term Loan Credit Agreement Amendment

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

August 2018 Refinancing

During August 2018, the Company executed a refinancing of its debt portfolio and issued $500,000 of new senior notes at an interest rate of 6.625%. The notes will mature in August 2026. The Company used the proceeds from the notes to: (i) reduce the outstanding balance under its existing ABL Facility, which is included in loans and notes payable on the Company’s condensed consolidated balance sheet, by $90,000 and (ii) voluntarily prepay $400,000 of the outstanding balance under its existing Term Loan Credit Agreement.    Additionally, as part of the refinancing, the Company extended the maturity of the ABL Facility to August 2023.

As the partial prepayment of the Term Loan Credit Agreement was in accordance with the terms of such agreement, at the time of such prepayment the Company wrote-off a pro-rata portion of the existing capitalized deferred financing costs and original issuance discounts, $1,824, for investors who did not participate in the new notes. Such amount was recorded in other expense in the Company’s consolidated statement of operations and comprehensive income and included in amortization of deferred financing costs and original issuance discounts in the Company’s consolidated statement of cash flows.

To the extent that investors in the Term Loan Credit Agreement participated in the new notes, the Company assessed whether the refinancing should be accounted for as an extinguishment on a creditor-by-creditor basis and wrote-off $968 of existing deferred financing costs and original issuance discounts. Such amount was recorded in other expense in the Company’s consolidated statement of operations and comprehensive income and included in amortization of deferred financing costs and original issuance discounts in the Company’s consolidated statement of cash flows.

Additionally, in conjunction with the issuance of the notes, the Company incurred third-party fees (principally banker fees). To the extent that such fees related to investors for whom their original debt was not extinguished, the Company expensed the portion of such fees, $2,270 in aggregate, that related to such investors. Such amount was recorded in other expense in the Company’s consolidated statement of operations and comprehensive income and included in financing activities in the Company’s consolidated statement of cash flows. The remainder of the third-party fees, $6,230, have been capitalized and will be amortized over the remaining life of the debt using the effective interest method.

Further, in conjunction with the extension of the ABL Facility, the Company compared the borrowing capacities of the pre-amendment facility and the post-amendment facility, on a creditor-by-creditor basis, and concluded that $29 of existing deferred financing costs should be written-off. Such amount was recorded in other expense in the Company’s consolidated statement of operations and comprehensive income and included in amortization of deferred financing costs and original issuance discounts in the Company’s consolidated statement of cash flows. The remaining capitalized costs, and $986 of new third-party costs incurred in conjunction with the extension, are being amortized over the revised term of the ABL Facility.

Senior Notes – due 2026

Interest on the new notes is payable semi-annually in arrears on February 1st and August 1st of each year.

The notes are guaranteed, jointly and severally, on a senior basis by each of Party City Holdings Inc.’s existing and future domestic subsidiaries. The notes and the guarantees are general unsecured senior obligations and are effectively subordinated to all other secured debt to the extent of the assets securing such secured debt.

The indenture governing the notes contains certain covenants limiting, among other things and subject to certain exceptions, Party City Holdings Inc.’s ability to:

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

On or after August 1, 2021, the Company may redeem the notes, in whole or in part, at the following (expressed as a percentage of the principal amount to be redeemed):

Twelve-month period beginning on August 1,	Percentage
2021	103.313%
2022	101.656%
2023 and thereafter	100.000%

In addition, the Company may redeem up to 40% of the aggregate principal amount outstanding on or before August 1, 2021 with the cash proceeds from certain equity offerings at a redemption price of 106.625% of the principal amount. The Company may also redeem some or all of the notes before August 1, 2021 at a redemption price of 100% of the principal amount plus a premium that is defined in the indenture.

Also, if the Company experiences certain types of change in control, as defined, the Company may be required to offer to repurchase the notes at 101% of their principal amount.

Note 13 – Acquisitions

During March 2018, the Company acquired 11 franchise stores, which are located in Maryland, for total cash consideration of approximately $14,000. The Company is in the process of finalizing purchase accounting.

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

During July 2018, the Company acquired an additional 16 franchise stores, which are located in Pennsylvania, for total cash consideration of approximately $18,800. The Company is in the process of finalizing purchase accounting.

Also, during September 2018, the Company acquired an additional 21 franchise stores, which are located in Minnesota, North Dakota and Texas, for total cash consideration of approximately $22,900. The Company is in the process of finalizing purchase accounting.

During the three months ended September 30, 2018, the Company recorded a non-recurring $2,638 reduction to franchise intangible asset amortization expense as a result of recent franchise store acquisitions. Such amount was recorded in franchise expenses in the Company’s consolidated statement of operations and comprehensive income.

During 2017, the Company acquired 85% of the common stock of Granmark, S.A. de C.V., a Mexican manufacturer and wholesaler of party goods. Based on the terms of the acquisition agreement, the Company is required to acquire the remaining 15% interest over the next four years and it has recorded a liability for the estimated purchase price of such interest, $3,021 at September 30, 2018.

During 2017, the Company acquired 60% of Print Appeal, Inc. Based on the terms of the acquisition agreement, the Company will acquire the remaining 40% interest in Print Appeal over the next five years and the Company’s liability for the estimated purchase price of such interest was $2,312 at September 30, 2018.

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

The transaction price for the majority of the Company’s retail sales is based on either: 1) the item’s stated price or 2) the stated price adjusted for the impact of a coupon which can only be applied to such transaction. To the extent that the Company charges customers for freight costs on e-commerce sales, the Company records such amounts in revenue. The Company has chosen the pronouncement’s policy election which allows it to exclude all sales taxes and value-added taxes from revenue.

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

Other Revenue Topics

During the three and nine months ended September 30, 2018 and September 30, 2017, impairment losses recognized on receivables and contract assets arising from the Company’s contracts with customers were immaterial.

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

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three months ended September 30, 2018 and September 30, 2017 and the nine months ended September 30, 2018 and September 30, 2017:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Retail Net Sales:
Party City Stores	$336,355	$324,766	$1,043,422	$993,652
Global E-commerce	34,221	34,130	102,083	104,314
Temporary Stores	5,104	5,161	5,104	5,161

Total Retail Net Sales	$375,680	$364,057	$1,150,609	$1,103,127
Royalties and Franchise Fees	2,206	2,759	7,832	9,020

Total Retail Revenue	$377,886	$366,816	$1,158,441	$1,112,147

Wholesale Net Sales:
Domestic	$88,287	$98,801	$247,243	$264,496
International	86,873	94,492	216,197	205,343

Total Wholesale Net Sales	$175,160	$193,293	$463,440	$469,839

Total Consolidated Revenue	$553,046	$560,109	$1,621,881	$1,581,986

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

Additionally, the adoption of the pronouncement impacted the Company’s financial statements for the three and nine months ended September 30, 2018 as it decreased pre-tax income by $5 during the three month period and increased pre-tax income by $34 during the nine month period.

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

As a result, the Company’s statement of cash flows for the nine months ended September 30, 2017 has been adjusted to include $155 of restricted cash at December 31, 2016 and $72 of restricted cash at September 30, 2017. The restricted cash, which principally relates to funds that are required to be spent on advertising, is included in “prepaid expenses and other current assets” in the Company’s consolidated balance sheet. Therefore, in the Company’s adjusted consolidated statement of cash flows for the nine months ended September 30, 2017, the change in “prepaid expenses and other current assets” has been adjusted from a cash outflow of $11,299 to a cash outflow of $11,382.

The Company’s September 30, 2018 consolidated balance sheet included $48,097 of cash and cash equivalents and $177 of restricted cash and the Company’s December 31, 2017 consolidated balance sheet included $54,291 of cash and cash equivalents and $117 of restricted cash. Restricted cash is recorded in “prepaid expenses and other current assets”.

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

Results of Operations

Three Months Ended September 30, 2018 Compared To Three Months Ended September 30, 2017

The following table sets forth the Company’s operating results and operating results as a percentage of total revenues for the three months ended September 30, 2018 and 2017.

	Three Months Ended September 30,
	2018		2017
	(Dollars in thousands)
Revenues:
Net sales	$550,840	99.6%	$557,350	99.5%
Royalties and franchise fees	2,206	0.4	2,759	0.5

Total revenues	553,046	100.0	560,109	100.0
Expenses:
Cost of sales	349,641	63.2	357,523	63.8
Wholesale selling expenses	17,538	3.2	16,274	2.9
Retail operating expenses	103,833	18.8	100,739	18.0
Franchise expenses	862	0.2	3,636	0.6
General and administrative expenses	42,239	7.6	37,971	6.8
Art and development costs	5,573	1.0	5,898	1.1
Development stage expenses	1,622	0.3	680	0.1

Total expenses	521,308	94.3	522,721	93.3

Income from operations	31,738	5.7	37,388	6.7
Interest expense, net	27,705	5.0	23,228	4.1
Other expense, net	5,696	1.0	593	0.1

(Loss) income before income taxes	(1,663)	(0.3)	13,567	2.4
Income tax expense	777	0.1	3,483	0.6

Net (loss) income	(2,440)	(0.4)	10,084	1.8
Add: Net loss attributable to redeemable securities holder	(8)	(0.0)	—	0.0
Less: Net loss attributable to noncontrolling interests	(28)	(0.0)	—	0.0

Net (loss) income attributable to common shareholders of Party City Holdco Inc.	$(2,420)	(0.4)%	$10,084	1.8%

Net (loss) income per share attributable to common shareholders of Party City Holdco Inc. – Basic	$(0.03)		$0.08
Net (loss) income per share attributable to common shareholders of Party City Holdco Inc. – Diluted	$(0.03)		$0.08

Revenues

Total revenues for the third quarter of 2018 were $553.0 million and were $7.1 million, or 1.3%, lower than the third quarter of 2017. The following table sets forth the Company’s total revenues for the three months ended September 30, 2018 and 2017.

	Three Months Ended September 30,
	2018		2017
	Dollars in Thousands	Percentage of Total Revenues	Dollars in Thousands	Percentage of Total Revenues
Net Sales:
Wholesale	$424,569	76.8%	$381,858	68.2%
Eliminations	(249,409)	(45.1)%	(188,565)	(33.7)%

Net wholesale	175,160	31.7%	193,293	34.5%
Retail	375,680	67.9%	364,057	65.0%

Total net sales	550,840	99.6%	557,350	99.5%
Royalties and franchise fees	2,206	0.4%	2,759	0.5%

Total revenues	$553,046	100.0%	$560,109	100.0%

Retail

Retail net sales during the third quarter of 2018 were $375.7 million and increased $11.6 million, or 3.2%, compared to the third quarter of 2017. Retail net sales at our Party City stores totaled $336.4 million and were $11.6 million, or 3.6%, higher than 2017 principally due to the acquisition of franchise and independent stores. During the twelve months ended September 30, 2018, we acquired 65 franchise and independent stores, opened 14 new stores and closed 11 stores. Global retail e-commerce sales totaled $34.2 million during the third quarter of 2018 and were principally consistent with the corresponding quarter of 2017. Sales at our temporary Halloween City and Toy City stores totaled $5.1 million and were also consistent with the third quarter of 2017, despite operating 23 fewer stores than a year ago.

Same-store sales for the Party City brand (including North American retail e-commerce sales) decreased by 1.0% during the third quarter of 2018. Excluding the impact of e-commerce, same-store sales decreased by 1.1%. The North American e-commerce sales that are included in our Party City brand comp were consistent with the third quarter of 2017. However, they increased by 19.2% when adjusting for the impact of our “buy online, pick-up in store” program (as such sales are included in our store sales). Same-store sales percentages were not affected by foreign currency as such percentages are calculated in local currency.

Wholesale

Wholesale net sales during the third quarter of 2018 totaled $175.2 million and were $18.1 million, or 9.4%, lower than the third quarter of 2017. Net sales to domestic party goods retailers and distributors (including our franchisee network) totaled $70.4 million and were $9.2 million, or 11.6%, lower than during 2017. The decrease was due, in part, to our acquisition of 65 franchise and independent stores during the twelve months ended September 30, 2018; as post-acquisition sales to such stores (approximately $6.9 million during the third quarter of 2017) are now eliminated as intercompany sales. Net sales of metallic balloons to domestic distributors and retailers (including our franchisee network) totaled $17.9 million during the third quarter of 2018 and were $1.3 million, or 6.8%, lower than during the corresponding quarter of 2017 principally due to the franchise store acquisitions and certain seasonal shipments shifting into the fourth quarter of 2018. Our international sales (which include U.S. export sales and exclude U.S. import sales from foreign subsidiaries) totaled $86.9 million and were $7.6 million, or 8.1%, lower than in 2017. Foreign currency translation negatively impacted sales by approximately $2 million. Additionally, continued strong performance in the German and Australian markets was more than offset by lower sales of costumes and garments/accessories into the U.K.

Intercompany sales to our retail affiliates totaled $249.4 million during the third quarter of 2018 and were $60.8 million higher than during the corresponding quarter of 2017 principally due to 2017 intercompany sales being impacted by carryover inventory from the 2016 Halloween selling season. Additionally, the increase was partially due to the higher corporate store count. Intercompany sales represented 58.7% of total wholesale sales during the third quarter of 2018, compared to 49.4% during the third quarter of 2017. The intercompany sales of our wholesale segment are eliminated against the intercompany purchases of our retail segment in the consolidated financial statements.

Royalties and franchise fees

Royalties and franchise fees for the third quarter of 2018 totaled $2.2 million and were $0.6 million lower than during the third quarter of 2017 due to the acquisition of franchise stores.

Gross Profit

The following table sets forth the Company’s gross profit for the three months ended September 30, 2018 and September 30, 2017.

	Three Months Ended September 30,
	2018		2017
	Dollars in Thousands	Percentage of Net Sales	Dollars in Thousands	Percentage of Net Sales
Retail	$151,860	40.4%	$141,334	38.8%
Wholesale	49,339	28.2	58,493	30.3

Total	$201,199	36.5%	$199,827	35.9%

The gross profit margin on net sales at retail during the third quarter of 2018 was 40.4%. Such percentage was 160 basis points higher than during the corresponding quarter of 2017. The increase was principally due to a higher POS margin and the continued realization of productivity initiatives positively impacting occupancy costs. Our manufacturing share of shelf (i.e., the percentage of our retail product cost of sales manufactured by our wholesale segment) increased from 24.4% during the third quarter of 2017 to 25.3% during the third quarter of 2018, driven by higher sales of metallic balloons and the scaling of recent acquisitions in our wholesale business. Our wholesale share of shelf at our Party City stores and our North American retail e-commerce operations (i.e., the percentage of our retail product cost of sales supplied by our wholesale segment) was 77.2% during the quarter and was lower than during the third quarter of 2017, 78.0%, due largely to product mix.

The gross profit on net sales at wholesale during the third quarters of 2018 and 2017 was 28.2% and 30.3%, respectively. The decrease was principally due to inflationary pressures in both distribution and labor costs and rising commodity costs.

Operating expenses

Wholesale selling expenses were $17.5 million during the third quarter of 2018 and $16.3 million during the corresponding quarter of 2017. The increase of $1.3 million was primarily due to wage inflation and slightly higher costs at Granmark (acquired during 2017).

Retail operating expenses during the third quarter of 2018 were $103.8 million and were $3.1 million, or 3.1%, higher than the corresponding quarter of 2017. The higher store count (discussed above) and the impact of wage inflation were partially offset by further realized savings associated with improved productivity and efficiency in our stores. Retail operating expenses were 27.6% and 27.7% of net retail sales during the third quarters of 2018 and 2017, respectively.

Franchise expenses during the third quarters of 2018 and 2017 were $0.9 million and $3.6 million, respectively. The decrease was due to a non-recurring reduction to franchise intangible asset amortization expense as a result of recent franchise store acquisitions.

General and administrative expenses during the third quarter of 2018 totaled $42.2 million and were $4.3 million, or 11.2%, higher than in the third quarter of 2017. The variance was primarily due to increased share-based compensation, non-recurring executive severance charges and the impact of inflation. General and administrative expenses as a percentage of total revenues were 7.6% and 6.8% during the third quarters of 2018 and 2017, respectively.

Art and development costs were $5.6 million and $5.9 million during the third quarters of 2018 and 2017, respectively.

Development stage expenses represent start-up costs related to Kazzam (see the 2017 Form 10-K for further detail and a discussion of the charges recorded during 2017).

Interest expense, net

Interest expense, net, totaled $27.7 million during the third quarter of 2018, compared to $23.2 million during the third quarter of 2017. The variance principally relates to the impact of increasing LIBOR rates on our Term Loan Credit Agreement and our ABL Facility, increased borrowings under our ABL Facility due to share repurchases during the fourth quarter of 2017 and the impact of the Company’s August 2018 refinancing (see Note 12 to the Company’s consolidated financial statements above for further detail).

Other expense, net

For the third quarter of 2018, other expense, net, totaled $5.7 million.

During August 2018, the Company executed a refinancing of its debt portfolio and issued $500 million of new senior notes at an interest rate of 6.625%. The notes will mature in August 2026. The Company used the proceeds from the notes to: (i) reduce the outstanding balance under its existing ABL Facility by $90 million and (ii) voluntarily prepay $400 million of the outstanding balance under its existing Term Loan Credit Agreement. Additionally, as part of the refinancing, the Company extended the maturity of the ABL Facility to August 2023. As the partial prepayment of the Term Loan Credit Agreement was in accordance with the terms of such agreement, at the time of such prepayment the Company wrote-off a pro-rata portion of the existing capitalized deferred financing costs and original issuance discounts, $1.8 million, for investors who did not participate in the new notes. To the extent that investors in the Term Loan Credit Agreement participated in the new notes, the Company assessed whether the refinancing should be accounted for as an extinguishment on a creditor-by-creditor basis and wrote-off $1.0 million of existing deferred financing costs and original issuance discounts. Additionally, in conjunction with the issuance of the notes, the Company incurred third-party fees (principally banker fees). To the extent that such fees related to investors for whom their original debt was not extinguished, the Company expensed the portion of such fees, $2.3 million in aggregate, that related to such investors.

Income tax expense

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“the Act”) was signed into law. The Act significantly changed U.S. tax law, including lowering the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018. Due to the complexities of accounting for the Act, the SEC issued Staff Accounting Bulletin No. 118 which allows entities to include a provisional estimate of the impact of the Act in its financial statements. Therefore, based on currently available information, during the fourth quarter of 2017, the Company recorded a provisional estimate of the impact of the Act, which included an income tax benefit related to the remeasurement of its domestic net deferred tax liabilities and deferred tax assets due to the lower U.S. corporate tax rate. The Company did not adjust the estimate during the third quarter of 2018.

Nine Months Ended September 30, 2018 Compared To Nine Months Ended September 30, 2017

The following table sets forth the Company’s operating results and operating results as a percentage of total revenues for the nine months ended September 30, 2018 and 2017.

	Nine Months Ended September 30,
	2018		2017
	(Dollars in thousands)
Revenues:
Net sales	$1,614,049	99.5%	$1,572,966	99.4%
Royalties and franchise fees	7,832	0.5	9,020	0.6

Total revenues	1,621,881	100.0	1,581,986	100.0
Expenses:
Cost of sales	996,084	61.4	978,142	61.8
Wholesale selling expenses	53,581	3.3	47,946	3.0
Retail operating expenses	285,019	17.6	281,981	17.8
Franchise expenses	8,624	0.5	10,666	0.7
General and administrative expenses	136,230	8.4	125,763	7.9
Art and development costs	17,278	1.1	17,638	1.1
Development stage expenses	5,620	0.3	7,092	0.4

Total expenses	1,502,436	92.6	1,469,228	92.9

Income from operations	119,445	7.4	112,758	7.1
Interest expense, net	76,481	4.7	65,214	4.1
Other expense, net	9,076	0.6	860	0.1

Income before income taxes	33,888	2.1	46,684	3.0
Income tax expense	9,443	0.6	16,301	1.0

Net income	24,445	1.5	30,383	1.9
Add: Net income attributable to redeemable securities holder	402	0.0	—	0.0
Less: Net loss attributable to noncontrolling interests	(87)	(0.0)	—	0.0

Net income attributable to common shareholders of Party City Holdco Inc.	$24,934	1.5%	$30,383	1.9%

Net income per share attributable to common shareholders of Party City Holdco Inc. - Basic	$0.26		$0.25
Net income per share attributable to common shareholders of Party City Holdco Inc. - Diluted	$0.26		$0.25

Revenues

Total revenues for the first nine months of 2018 were $1,621.9 million and were $39.9 million, or 2.5%, higher than the corresponding period of 2017. The following table sets forth the Company’s total revenues for the nine months ended September 30, 2018 and 2017.

	Nine Months Ended September 30,
	2018		2017
	Dollars in Thousands	Percentage of Total Revenues	Dollars in Thousands	Percentage of Total Revenues
Net Sales:
Wholesale	$988,129	60.9%	$929,255	58.7%
Eliminations	(524,689)	(32.3)%	(459,416)	(29.0)%

Net wholesale	463,440	28.6%	469,839	29.7%
Retail	1,150,609	70.9%	1,103,127	69.7%

Total net sales	1,614,049	99.5%	1,572,966	99.4%
Royalties and franchise fees	7,832	0.5%	9,020	0.6%

Total revenues	$1,621,881	100.0%	$1,581,986	100.0%

Retail

Retail net sales during the first nine months of 2018 were $1,150.6 million and increased $47.5 million, or 4.3%, compared to the corresponding period of 2017. Retail net sales at our Party City stores totaled $1,043.4 million and were $49.8 million, or 5.0%, higher than 2017 due to the acquisition of franchise and independent stores and increased same store sales, reflecting the favorable impact of a shift in the calendar related to the timing of certain New Year’s Eve sales, which shifted into the first quarter of fiscal 2018. During the twelve months ended September 30, 2018, we acquired 65 franchise and independent stores, opened 14 new stores and closed 11 stores. Global retail e-commerce sales totaled $102.1 million during the first nine months of 2018 and were $2.2 million, or 2.1%, lower than during the corresponding period of 2017. The North American e-commerce sales that are included in our Party City brand comp decreased by 4.3% during the period. However, they increased by 9.5% when adjusting for the impact of our “buy online, pick-up in store” program (as such sales are included in our store sales). Sales at our temporary Halloween City and Toy City stores totaled $5.1 million and were consistent with 2017, despite operating 23 fewer stores than a year ago.

Same-store sales for the Party City brand (including North American retail e-commerce sales) increased by 0.5% during the first nine months of 2018. Excluding the impact of e-commerce, same-store sales increased by 0.9%. Same-store sales percentages were not affected by foreign currency as such percentages are calculated in local currency.

Wholesale

Wholesale net sales during the first nine months of 2018 totaled $463.4 million and were $6.4 million, or 1.4%, lower than the first nine months of 2017. Net sales to domestic party goods retailers and distributors (including our franchisee network) totaled $185.8 million and were $16.2 million, or 8.0%, lower than during 2017. The decrease was due, in part, to our acquisition of 65 franchise and independent stores during the twelve months ended September 30, 2018; as post-acquisition sales to such stores (approximately $13 million during the first nine months of 2017) are now eliminated as intercompany sales. Net sales of metallic balloons to domestic distributors and retailers (including our franchisee network) totaled $61.4 million during the first nine months of 2018 and were $1.1 million lower than during the corresponding period of 2017 as certain Valentine’s Day shipments accelerated into the fourth quarter of 2017 (during the 2017 Valentine’s Day season the corresponding shipments took place during the first quarter of 2017). Our international sales (which include U.S. export sales and exclude U.S. import sales from foreign subsidiaries) totaled $216.2 million and were $10.9 million, or 5.3%, higher than in 2017. The increase was driven by continued strong performance in the German market, the acquisition of Granmark S.A. de C.V. (“Granmark”) in March 2017 and the impact of foreign currency translation (approximately $5 million).

Intercompany sales to our retail affiliates totaled $524.7 million during the first nine months of 2018 and were $65.3 million higher than during the corresponding period of the prior year, principally due to 2017 intercompany sales being impacted by carryover inventory from the 2016 Halloween selling season. Additionally, the increase was partially due to the higher corporate store count. Intercompany sales represented 53.1% of total wholesale sales during the first nine months of 2018, compared to 49.4% during the first nine months of 2017. The intercompany sales of our wholesale segment are eliminated against the intercompany purchases of our retail segment in the consolidated financial statements.

Royalties and franchise fees

Royalties and franchise fees for the first nine months of 2018 totaled $7.8 million and were $1.2 million lower than during the first nine months of 2017 due to the acquisition of franchise stores.

Gross Profit

The following table sets forth the Company’s gross profit for the nine months ended September 30, 2018 and September 30, 2017.

	Nine Months Ended September 30,
	2018		2017
	Dollars in Thousands	Percentage of Net Sales	Dollars in Thousands	Percentage of Net Sales
Retail	$482,609	41.9%	$447,787	40.6%
Wholesale	135,356	29.2%	147,037	31.3

Total	$617,965	38.3%	$594,824	37.8%

The gross profit margin on net sales at retail during the first nine months of 2018 was 41.9%. Such percentage was 130 basis points higher than during the corresponding period of 2017. The increase was principally due to the continued realization of productivity initiatives positively impacting occupancy costs, a higher POS margin, the benefit of leverage associated with increased sales and increased manufacturing share of shelf (i.e., the percentage of our retail product cost of sales manufactured by our wholesale segment). Our manufacturing share of shelf increased from 25.1% during the first nine months of 2017 to 26.6% during the corresponding period of 2018, driven by higher sales of metallic balloons and the scaling up of recent acquisitions in our wholesale business. Our wholesale share of shelf at our Party City stores and our North American retail e-commerce operations (i.e., the percentage of our retail product cost of sales supplied by our wholesale segment) was 77.8% during the period and was principally consistent with 2017.

The gross profit on net sales at wholesale during the first nine months of 2018 and 2017 was 29.2% and 31.3%, respectively. The decrease was principally due to higher logistics and distribution costs, rising commodity costs and sales mix.

Operating expenses

Wholesale selling expenses were $53.6 million during the first nine months of 2018 and $47.9 million during the corresponding period of 2017. The increase of $5.6 million, or 11.7%, was primarily due to selling costs at Granmark (acquired in March 2017), the impact of foreign currency translation (approximately $1 million) and the impact of wage inflation.

Retail operating expenses during the first nine months of 2018 were $285.0 million and were $3.0 million, or 1.1%, higher than the corresponding period of 2017. The higher store count (discussed above), increased advertising spend and the impact of wage inflation were mostly offset by lower labor costs realized as a result of increased productivity and efficiency in our stores. Retail operating expenses were 24.8% and 25.6% of net retail sales during the first nine months of 2018 and 2017, respectively. The decrease was mostly due to the improved labor productivity.

Franchise expenses during the first nine months of 2018 and 2017 were $8.6 million and $10.7 million, respectively. The decrease was due to a non-recurring reduction to franchise intangible asset amortization expense as a result of recent franchise store acquisitions.

General and administrative expenses during the first nine months of 2018 totaled $136.2 million and were $10.5 million, or 8.3%, higher than in the first nine months of 2017. Increased one-time third-party consultant costs and the impact of inflation were partially offset by the first quarter of 2017 including severance charges related to a Transition and Consulting Agreement which the Company entered into with Gerald Rittenberg. General and administrative expenses as a percentage of total revenues were 8.4% and 7.9% during the first nine months of 2018 and 2017, respectively.

Art and development costs were $17.3 million during the first nine months of 2018 and were $0.4 million lower than the first nine months of 2017.

Development stage expenses represent start-up costs related to Kazzam (see the 2017 Form 10-K for further detail and a discussion of the charges recorded during 2017).

Interest expense, net

Interest expense, net, totaled $76.5 million during the first nine months of 2018, compared to $65.2 million during the first nine months of 2017. The variance principally relates to the impact of increasing LIBOR rates on our Term Loan Credit Agreement and our ABL Facility, increased borrowings under our ABL Facility due to share repurchases during the fourth quarter of 2017 and, to a lesser extent, the impact of the Company’s August 2018 refinancing (see Note 12 to the Company’s consolidated financial statements above for further detail).

Other expense, net

For the first nine months of 2018, other expense, net, totaled $9.1 million.

During August 2018, the Company executed a refinancing of its debt portfolio and issued $500 million of new senior notes at an interest rate of 6.625%. The notes will mature in August 2026. The Company used the proceeds from the notes to: (i) reduce the outstanding balance under its existing ABL Facility by $90 million and (ii) voluntarily prepay $400 million of the outstanding balance under its existing Term Loan Credit Agreement. Additionally, as part of the refinancing, the Company extended the maturity of the ABL Facility to August 2023. As the partial prepayment of the Term Loan Credit Agreement was in accordance with the terms of such agreement, at the time of such prepayment the Company wrote-off a pro-rata portion of the existing capitalized deferred financing costs and original issuance discounts, $1.8 million, for investors who did not participate in the new notes. To the extent that investors in the Term Loan Credit Agreement participated in the new notes, the Company assessed whether the refinancing should be accounted for as an extinguishment on a creditor-by-creditor basis and wrote-off $1.0 million of existing deferred financing costs and original issuance discounts. Additionally, in conjunction with the issuance of the notes, the Company incurred third-party fees (principally banker fees). To the extent that such fees related to investors for whom their original debt was not extinguished, the Company expensed the portion of such fees, $2.3 million in aggregate, that related to such investors.

Income tax expense

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“the Act”) was signed into law. The Act significantly changed U.S. tax law, including lowering the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018. Due to the complexities of accounting for the Act, the SEC issued Staff Accounting Bulletin No. 118 which allows entities to include a provisional estimate of the impact of the Act in its financial statements. Therefore, based on currently available information, during the fourth quarter of 2017, the Company recorded a provisional estimate of the impact of the Act, which included an income tax benefit related to the remeasurement of its domestic net deferred tax liabilities and deferred tax assets due to the lower U.S. corporate tax rate. The Company did not adjust the estimate during the first nine months of 2018.

The effective income tax rate for the nine months ended September 30, 2018, 27.9%, is higher than the statutory rate primarily due to state and foreign taxes.

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

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
(Dollars in thousands)
Net (loss) income	$(2,440)	$10,084	$24,445	$30,383
Interest expense, net	27,705	23,228	76,481	65,214
Income taxes	777	3,483	9,443	16,301
Depreciation and amortization	16,974	20,694	57,786	62,519

EBITDA	43,016	57,489	168,155	174,417
Non-cash purchase accounting adjustments	2,154	1,500	2,696	6,350
Restructuring, retention and severance (a)	951	212	3,105	8,839
Deferred rent (b)	2,468	2,719	3,623	5,634
Closed store expense (c)	825	1,285	3,430	4,164
Foreign currency (gains) losses, net	(314)	36	128	(1,684)
Stock option expense (d)	550	630	1,492	3,852
Restricted stock units expense – time-based (e)	470	—	722	—
Restricted stock units expense – performance-based (f)	889	—	1,482	—
Non-employee equity based compensation (g)	(13)	21	352	3,286
Undistributed (income) loss in unconsolidated joint ventures	(279)	134	(580)	(92)
Corporate development (h)	3,057	1,634	8,409	6,078
Non-recurring consulting charges (i)	624	—	12,243	—
Refinancing charges (j)	5,091	—	6,237	—
Other	(44)	469	(295)	947

Adjusted EBITDA	$59,445	$66,129	$211,199	$211,791

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
(Dollars in thousands, except per share amounts)
(Loss) Income before income taxes	$(1,663)	$13,567	$33,888	$46,684
Intangible asset amortization	591	3,879	7,959	11,704
Non-cash purchase accounting adjustments	1,659	2,241	2,622	8,165
Amortization of deferred financing costs and original issuance discounts (j)	6,268	1,240	9,834	3,699
Executive severance (a)	809	(323)	809	4,296
Non-employee equity based compensation (g)	(13)	21	352	3,286
Hurricane-related costs	—	385	—	385
Restructuring (a)	—	—	—	3,195
Non-recurring consulting charges (i)	624	—	12,243	—
Stock option expense (d)	550	630	1,492	3,852
Restricted stock units expense - performance-based (f)	889	—	1,482	—

Adjusted income before income taxes	9,714	21,640	70,681	85,266
Adjusted income tax expense (k)	2,364	6,467	17,213	30,713

Adjusted net income	$7,350	$15,173	$53,468	$54,553

Adjusted net income per common share – diluted	$0.08	$0.13	$0.55	$0.45

Weighted-average number of common shares-diluted	97,714,252	120,912,849	97,684,290	120,907,979

(a)

On March 15, 2017, the Company and its then Chairman of the Board of Directors, Gerald Rittenberg, entered into a Transition and Consulting Agreement under which Mr. Rittenberg’s employment as Executive Chairman of the Company terminated effective March 31, 2017. As a result of the agreement, the Company recorded a $4.3 million severance charge in general and administrative expenses during the first nine months of 2017. Such amount is included in “Restructuring, Retention and Severance” in the Adjusted EBITDA table above and in “Executive Severance” in the Adjusted Net Income table above. Additionally, during the three months ended March 31, 2017, the Company recorded a $3.2 million severance charge related to a restructuring of its Retail segment. Such amount is included in “Restructuring, Retention and Severance” in the Adjusted EBITDA table above and in “Restructuring” in the Adjusted Net Income table above. Further, during the three months ended September 30, 2018, the Company recorded $0.8 million of senior executive severance. Such amount is included in “Restructuring, Retention and Severance” in the Adjusted EBITDA table above and in “Executive Severance” in the Adjusted Net Income table above. Finally, the “Restructuring, Retention and Severance” amount in the “Adjusted EBITDA” table above also includes costs incurred while moving one of the Company’s domestic manufacturing facilities to a new location.

(b)	The deferred rent adjustment reflects the difference between accounting for rent and landlord incentives in accordance with GAAP and the Company’s actual cash outlay for such items.
(c)	Principally charges incurred related to closing underperforming stores.
(d)	Represents non-cash charges related to stock options.
(e)	Non-cash charges for restricted stock units that vest based on service conditions.
(f)	Non-cash charges for restricted stock units that vest based on performance conditions.
(g)	Principally represents shares of Kazzam awarded to Ampology as compensation for Ampology’s services. See the 2017 Form 10-K for further discussion.
(h)	Primarily represents start-up costs for Kazzam (see the 2017 Form 10-K for further discussion) and third-party costs related to acquisitions (principally legal and due diligence expenses).
(i)	Primarily non-recurring consulting charges related to the Company’s retail operations.
(j)

During August 2018, the Company executed a refinancing of its debt portfolio and issued $500 million of new senior notes at an interest rate of 6.625%. The notes will mature in August 2026. The Company used the proceeds from the notes to: (i) reduce the outstanding balance under its existing ABL Facility by $90 million and (ii) voluntarily prepay $400 million of the outstanding balance under its existing Term Loan Credit Agreement. Additionally, as part of the refinancing, the Company extended the maturity of the ABL Facility to August 2023. As the partial prepayment of the Term Loan Credit Agreement was in accordance with the terms of such agreement, at the time of such prepayment the Company wrote-off a pro-rata portion of the existing capitalized deferred financing costs and original issuance discounts, $1.8 million, for investors who did not participate in the new notes. To the extent that investors in the Term Loan Credit Agreement participated in the new notes, the Company assessed whether the refinancing should be accounted for as an extinguishment on a creditor-by-creditor basis and wrote-off $1.0 million of existing deferred financing costs and original issuance discounts. Additionally, in conjunction with the issuance of the notes, the Company incurred third-party fees (principally banker fees). To the extent that such fees related to investors for whom their original debt was not extinguished, the

Company expensed the portion of such fees, $2.3 million in aggregate, that related to such investors. Such amounts are included in “Refinancing Charges” in the “Adjusted EBITDA” table above and in “Amortization of Deferred Financing Costs and Original Issuance Discounts” in the “Adjusted Net Income” table above.

Additionally, during February 2018, the Company amended the Term Loan Credit Agreement. In conjunction with the amendment, the Company wrote-off $0.3 million of capitalized deferred financing costs, original issue discounts and call premiums. Further, in conjunction with the February 2018 amendment, the Company expensed $0.8 million of investment banking and legal fees. Such amounts are included in “Refinancing Charges” in the “Adjusted EBITDA” table above and in “Amortization of Deferred Financing Costs and Original Issuance Discounts” in the “Adjusted Net Income” table above.

(k)

Represents income tax expense/benefit after excluding the specific tax impacts for each of the pre-tax adjustments. The tax impacts for each of the adjustments were determined by applying to the pre-tax adjustments the effective income tax rates for the specific legal entities in which the adjustments were recorded.

Liquidity

The Company’s indebtedness principally consists of: (i) a senior secured term loan facility (“Term Loan Credit Agreement”), (ii) a $540 million asset-based revolving credit facility (with a seasonal increase to $640 million during a certain period of each calendar year) (“ABL Facility”), (iii) $350 million of 6.125% senior notes and (iv) $500 million of 6.625% senior notes.

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

Cash Flow

Net cash used in operating activities totaled $86.2 million during the nine months ended September 30, 2018. Net cash provided by operating activities totaled $6.2 million during the nine months ended September 30, 2017. Net cash flows provided by operating activities before changes in operating assets and liabilities were $101.2 million during 2018, compared to $113.5 million during 2017. Changes in operating assets and liabilities during 2018 and 2017 resulted in the use of cash of $187.4 million and $107.3 million, respectively. The use of cash was greater during 2018 principally due to 2017 benefitting from Halloween carryover inventory from the 2016 Halloween selling season and, to a lesser extent, higher interest payments.

Net cash used in investing activities totaled $129.3 million during the nine months ended September 30, 2018, as compared to $120.7 million during the nine months ended September 30, 2017. Investing activities during 2018 included $63.8 million paid in connection with acquisitions, principally related to franchise stores (see Note 13 to the consolidated financial statements for further detail). Capital expenditures during the nine months ended September 30, 2018 and 2017 were $65.5 million and $47.9 million, respectively. Retail capital expenditures totaled $39.1 million during 2018 and principally related to initiatives for improving store performance, investments in new stores and spending on store conversions. Wholesale capital expenditures during 2018 totaled $26.4 million and primarily related to printing plates and dies, as well as machinery and equipment at the Company’s manufacturing operations and main distribution center.

Net cash provided by financing activities was $210.1 million and $104.6 million during the nine months ended September 30, 2018 and September 30, 2017, respectively. The increase in net cash provided by financing activities was necessary due to higher cash used in operating activities (see above for further detail).

At September 30, 2018, the Company had approximately $197 million of availability under its ABL Facility, after considering borrowing base restrictions.

Contractual Obligations

Other than as described above under “Liquidity and Capital Resources”, there were no material changes to our future minimum contractual obligations as of December 31, 2017 as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements during the nine months ended September 30, 2018 and the year ended December 31, 2017.

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

Item 4. Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Act”)) as of September 30, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is: (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

THL beneficially owns approximately 37% of our outstanding common stock as of September 30, 2018. As a result, THL will be able to exert a significant degree of influence over our business and affairs, including any determinations with respect to mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional common stock or other equity securities, the repurchase or redemption of common stock and the payment of dividends. Similarly, THL may effectively control matters submitted to a vote of our stockholders without the consent of our other stockholders, may have the power to prevent a change in our control and could take other actions that might be favorable to them.

Item 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Party City Holdco Inc.’s Form 8-K dated April 21, 2015)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Party City Holdco Inc.’s Form 8-K dated April 21, 2015)

10.1*	Separation Agreement and General Release by and among Party City Holdings Inc., Party City Holdco Inc. and Gregg A. Melnick, dated August 30, 2018.

10.2*	Party City Holdco Inc. Non-Employee Director Compensation Program

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets at September 30, 2018 and December 31, 2017; (ii) Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three month periods ended September 30, 2018 and September 30, 2017; (iii) Condensed Consolidated Statements of Operations and Comprehensive Income for the nine month periods ended September 30, 2018 and September 30, 2017; (iv) Condensed Consolidated Statement of Stockholders’ Equity for the nine month period ended September 30, 2018; (v) Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2018 and September 30, 2017; and (vi) Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

PARTY CITY HOLDCO INC.

	By:	/s/ Daniel J. Sullivan
Daniel J. Sullivan
Date: November 8, 2018		Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)