Form 10-K
period 2018-12-31
Party City Holdco Inc.
filed 2019-02-28
CIK 1592058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by a check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.)    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of common stock held by non-affiliates as of June 30, 2018 was $759,243,988. As of January 31, 2019, there were 93,662,699 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2019 annual meeting of stockholders, to be held on June 6, 2019, are incorporated by reference in Part III.

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

In this Annual Report on Form 10-K references to “Party City Holdco,” “Party City,” the “Company,” “we,” “our,” “ours” and “us” refer to Party City Holdco Inc. and its consolidated subsidiaries unless stated or the context otherwise requires.

Item 1.	Business

Overview

Party City Holdco is a Delaware corporation formed in 2012. It has no operating assets or operations. Party City Holdco owns 100% of PC Nextco Holdings, LLC (“PC Nextco”), which owns 100% of PC Intermediate Holdings, Inc. (“PC Intermediate”). PC Intermediate owns 100% of Party City Holdings Inc. (“PCHI”). PCHI or its direct or indirect subsidiaries conduct most of our operations. The Company’s principal executive offices are located at 80 Grasslands Road, Elmsford, New York 10523.

We are the leading decorated party goods superstore retailer, by revenue, in North America and, we believe, the largest vertically integrated supplier of decorated party goods globally by revenue. With approximately 960 locations (inclusive of franchised stores), we have the only coast-to-coast network of party superstores in the U.S. and Canada and such stores make it easy and fun to enhance special occasions with a differentiated shopping experience and an unrivaled assortment of innovative and exciting merchandise offered at a compelling value. We also operate multiple e-commerce sites, principally under the domain name PartyCity.com. Further, we open a network of approximately 250—300 temporary Halloween City stores, including approximately 50 jointly under the Halloween City and Toy City banners.

In addition to our retail operations, we are also one of the largest global designers, manufacturers and distributors of decorated consumer party products, with items found in over 40,000 retail outlets worldwide, including independent party supply stores, mass merchants, grocery retailers, e-commerce merchandisers and dollar stores. Our products are available in over 100 countries with the United Kingdom (“U.K.”), Canada, Germany, Mexico and Australia among the largest end markets for our products outside of the United States. During 2018, our third-party wholesale revenues were $614 million.

The 2005 combination of Amscan, which focused on the wholesale market, and Party City, which focused on the retail market, represented an important step in our evolution. Since the acquisition of Party City, we have steadily increased the selection of Amscan merchandise offered in our Party City stores from approximately 25% to approximately 80% in 2018, allowing us to capture multiple levels of gross margin on a significant portion of our retail sales.

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

The retail landscape for decorated party goods is comprised primarily of party superstores, mass merchants, e-commerce merchandisers, craft stores, grocery retailers, and dollar stores. The party superstore has emerged as a preferred destination for party goods shoppers, similar to the dominance of specialty retailers in other categories such as home improvement, pet products and sporting goods. This is typically due to the superstore chain’s ability to offer a wider variety of merchandise at more compelling prices in a convenient setting as well as the knowledgeable staff often found at superstores. Other retailers that cater to the party goods market typically offer a limited assortment of party supplies and seasonal items. Mass merchants tend to focus primarily on juvenile and seasonal goods, greeting cards and gift wrap; craft stores on decorations and seasonal merchandise; and dollar stores on general and seasonal party goods items.

Segments

We have two reporting segments: Retail and Wholesale. In 2018, we generated 74.7% of our total revenues from our retail segment and 25.3% of our total revenues from our wholesale segment.

Our retail operations generate revenue primarily through the sale of our party supplies, which are sold under the Amscan, Designware, Anagram and Costumes USA brand names, through our Party City stores, Halloween City stores and PartyCity.com. During 2018, 79% of the product that was sold by our retail operations was supplied by our wholesale operations and 23% of the product that was sold by our retail operations was self-manufactured.

Our wholesale revenues are generated from the sale of decorated party goods for all occasions, including paper and plastic tableware, accessories and novelties, costumes, metallic and latex balloons and stationery. Our products are sold at wholesale to party goods superstores (including our franchise stores), other party goods retailers, mass merchants, independent card and gift stores, dollar stores and e-commerce merchandisers.

Financial information about our business segments and geographical areas is provided in Note 15, Segment Information, to our consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data,” in this Annual Report on Form 10-K.

Retail Operations

Overview

After opening its first company-owned store in 1986, Party City has grown to become what we believe is the largest operator of owned and franchised party superstores by revenue in the United States. At the time of the combination of Party City and Amscan in 2005, Party City’s network consisted of 502 stores, including 254 franchised locations. Since the acquisition, we have expanded the Party City network to approximately 900 superstore locations in the United States (inclusive of franchised stores) and approximately 60 locations in Canada. We also operate approximately 250—300 temporary Halloween City stores, including approximately 50 jointly under the Halloween City and Toy City banners.

The following table shows the change in our company-owned Party City store network over the past three years:

	2018	2017	2016
Stores open at beginning of year	803	750	712
Stores opened	15	16	29
Stores acquired from franchisees/others	58	44	19
Stores closed	(10)	(7)	(10)

Stores open at end of year	866	803	750

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

Additionally, during 2018, the Company initiated a pilot program under which it sells a selection of its products via a Party City storefront on Amazon Marketplace.

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

	2018	2017	2016
Stores open at beginning of year	148	184	200
Stores opened/acquired by existing franchisees	1	3	5
Stores sold to the Company	(50)	(36)	(19)
Stores closed or converted to independent stores	(3)	(3)	(2)

Stores open at end of year	96	148	184

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

Our Amscan, Anagram, Costumes USA and Designware branded products are offered in over 40,000 retail outlets worldwide, ranging from party goods superstores (including our franchise stores), other party goods retailers, mass merchants, independent card and gift stores, dollar stores and e-commerce merchandisers. We have long-term relationships with many of our wholesale customers.

The table below shows the breakdown of our total wholesale sales by channel for the year ended December 31, 2018:

Channel	Sales
(dollars in millions)
Owned stores and e-commerce	$712
Party City franchised stores and other domestic retailers	241
Domestic balloon distributors/retailers	87
International balloon distributors	23
Other international	262

Total wholesale sales	$1,325

Product Lines

The following table sets forth the principal products we distribute by product category, and the corresponding percentage of revenue that each category represents:

Wholesale Sales by Product for the Year Ended

December 31, 2018

Category	Items	% of Sales
Tableware	Plastic Plates, Paper Plates, Plastic Cups, Paper Cups, Paper Napkins, Plastic Cutlery, Tablecovers	23%
Costumes & Accessories	Costumes, Other Wearables, Wigs	23%
Decorations	Latex Balloons, Piñatas, Crepes, Flags & Banners, Decorative Tissues, Stickers and Confetti, Scene Setters, Garland, Centerpieces	22%
Favors, Stationery & Other	Party Favors, Gift Bags, Gift Wrap, Invitations, Bows, Stationery	16%
Metallic Balloons	Bouquets, Standard 18 Inch Sing-A-Tune, SuperShapes, Weights	16%

Our products span a wide range of lifestyle events from birthdays to theme parties and sporting events, as well as holidays such as Halloween and New Year’s. Approximately 70% of our wholesale sales consist of items designed for everyday occasions, with the remaining sales comprised of items used for holidays and seasonal celebrations throughout the year. Our product offerings cover the following broad range of occasions and life celebrations:

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

Wholesale Manufactured Products

We manufacture items representing approximately 40% of our net sales at wholesale (including sales to our retail operations). Our manufacturing facilities in Minnesota, Kentucky, New York, Rhode Island, Malaysia, New Mexico, Mexico and Madagascar are generally highly automated and produce paper and plastic plates and cups, paper napkins, metallic and latex balloons, injection molded product, costumes, pinatas and other party and novelty items at globally competitive costs. State-of-the-art printing, forming, folding and packaging equipment support most of these manufacturing operations. Given our size and sales volume, we are generally able to operate our manufacturing equipment on the basis of at least two shifts per day, thus lowering production costs per unit. In select cases, we use available capacity to manufacture products for third parties, which allows us to maintain a satisfactory level of equipment utilization.

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

Wholesale Distribution and Systems

We ship our products directly to retailers and distributors throughout the world from our distribution facilities, as well as directly from our domestic and international factories. Our electronic order entry and information systems allow us to manage our inventory with minimal obsolescence while maintaining strong fill rates and quick order turnaround time.

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

The distribution center for our main retail e-commerce platform is located in Naperville, Illinois. We also have other distribution centers in the U.K., Germany and Mexico in order to support our international customers.

Wholesale Customers

We have a diverse third party customer base at wholesale. During 2018, no individual third party customer accounted for more than 10% of our total third-party sales at wholesale.

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

Information Systems

We continually evaluate and upgrade our information systems to enhance the quantity, quality and timeliness of information available to management and to improve the efficiency of our manufacturing and distribution facilities, as well as our service at the store level. We have implemented merchandise replenishment software to complement our distribution, planning and allocation processes. The system enhances the store replenishment function by improving in-stock positions, leveraging our distribution infrastructure and allowing us to become more effective in our use of store labor. We have implemented a Point of Sale system and upgraded merchandising systems to standardize technology across all of our domestic retail superstores, and we have implemented similar systems at our temporary Halloween City and Toy City locations.

Employees

As of December 31, 2018, the Company had approximately 10,300 full-time employees and 9,600 part-time employees, none of whom is covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Our wholesale segment competes with many other manufacturers and distributors, including smaller, independent manufacturers and distributors and divisions or subsidiaries of larger companies with greater financial and other resources than we have. Some of our competitors control licenses for widely recognized images and have broader access to mass market retailers that could provide them with a competitive advantage.

The party goods retail industry is large and highly fragmented. Our retail stores compete with a variety of smaller and larger retailers including, but not limited to, independent party goods supply stores, specialty stores, warehouse/merchandise clubs, drug stores, dollar stores, mass merchants and e-commerce merchants. We face competition from internet-based retailers in addition to store-based retailers. These internet-based retailers may have a significant collective online presence and may be able to offer similar products to those that we sell, which may result in increased price competition. We compete, among other ways, on the basis of product mix and availability, customer convenience, quality, price and, with respect to our retail stores, location and store layout. We may not be able to continue to compete successfully against existing or future competitors in the retail space. Expansion into markets served by our competitors and entry of new competitors or expansion of existing competitors into our markets could materially adversely affect our business, results of operations, cash flows and financial performance.

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

We may not be able to successfully implement our growth strategy.

Our ability to increase our sales depends on many factors including, among others, our ability to:

•	grow our e-commerce business;

•	identify suitable store locations, including temporary lease space for our Halloween City locations, the availability of which is largely outside of our control;

•

negotiate and secure acceptable lease terms, desired tenant allowances and assurances from operators and developers that they can complete the project, which depend in part on the financial resources of the operators and developers;

•	obtain or maintain adequate capital resources on acceptable terms;

•	manufacture and source sufficient levels of inventory at acceptable costs;

•	hire, train and retain an expanded workforce of store managers and other store-level personnel, many of whom are in entry-level or part-time positions with historically high rates of turnover;

•	successfully integrate new stores/e-commerce operations into our existing control structure and operations, including information system integration;

•	maintain adequate manufacturing and distribution facilities, information system and other operational system capabilities;

•	identify and satisfy the merchandise and other preferences of our customers in new geographic areas and markets;

•	gain brand recognition and acceptance in new markets; and

•

address competitive, merchandising, marketing, distribution and other challenges encountered in connection with expansion into new geographic areas and markets, including geographic restrictions on the opening of new stores/e-commerce operations based on certain agreements with our franchisees and other business partners.

In addition, as the number of our stores increases, along with our online sales, we may face risks associated with market saturation of our product offerings. To the extent that our new store openings are in markets in which we have existing operations, and as we expand our e-commerce operations, we may experience reduced net sales at such existing stores. Finally, there can be no assurance that any newly opened stores/new e-commerce operations will achieve net sales or profitability levels comparable to those of our existing operations in the time frame assumed by us. If our new operations fail to achieve, or are unable to sustain, acceptable net sales and profitability levels, our business may be materially harmed and we may incur significant costs associated with closing those operations. Our failure to effectively address challenges such as these could adversely affect our ability to successfully open and operate new operations in a timely and cost-effective manner, and could have a material adverse effect on our business, results of operations and financial condition.

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

We are subject to federal, state and local regulations with respect to our operations in the United States. Additionally, we are subject to regulations in the foreign countries in which we operate and such regulations are increasingly distinct from those in the United States. Further, we may be subject to greater international regulation as our business expands. There are a number of legislative and regulatory initiatives that could adversely impact our business if they are enacted or enforced. Those initiatives include increased or new tariffs on imported products, wage or workforce issues (such as minimum-wage requirements, overtime and other working conditions and citizenship requirements), collective bargaining matters, environmental regulation, price and promotion regulation, trade regulations, data and privacy protection and others.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“the Act”) was signed into law. The Act should result in an overall benefit to us because it reduced our marginal U.S. federal income rate to 21%, effective January 1, 2018, and generally allows us to immediately deduct 100% of the cost of tangible, depreciable property that we acquire and place into service on or before January 1, 2023 for federal income tax purposes.

Certain aspects of the Act, however, could negatively affect us. For example, under the Act, we will generally not be able to deduct our business interest expense to the extent that it exceeds 30% of our Adjusted Taxable Income for our 2018 through 2021 tax years or 30% of our EBIT thereafter. However, such non-deductible interest will be available for an indefinite carryforward.

Additionally, under the Act, we were required to pay a one-time transition tax on the previously untaxed deferred foreign earnings that our foreign subsidiaries have accrued since 1986 at a rate of 15.5% for cash and cash-equivalent profits and 8% on other reinvested foreign earnings (the “Transition Tax”). We have elected to pay this Transition Tax over eight annual installments without interest.

Further, under the Act, we lost the domestic production activities deduction and we are subject to a tax on global intangible low-taxed income.

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

We conduct our business in a number of foreign countries, including contracting with manufacturers and suppliers located outside of the United States, many of which are located in Asia. We have expanded our international operations through numerous acquisitions and we plan on continuing to expand them through additional acquisitions, investments in joint ventures and organic growth. Our operations and financial condition may be adversely affected if the markets in which we compete or source our products are affected by changes in political, economic or other factors. These factors, over which we have no control, may include:

•	recessionary or expansive trends in international markets;

•	changes in foreign currency exchange rates, principally fluctuations in the British Pound Sterling, the Canadian Dollar, the Euro, the Malaysian Ringgit, the Mexican Peso and the Australian Dollar;

•	hyperinflation or deflation in the foreign countries in which we operate;

•	work stoppages or other employee rights issues;

•	the imposition of restrictions on currency conversion or the transfer of funds;

•	transportation delays and interruptions;

•	increases in the taxes we pay and other changes in applicable tax laws;

•	difficulty enforcing our intellectual property and competition against counterfeit goods;

•	legal and regulatory changes and the burdens and costs of our compliance with a variety of laws, including new or additional trade restrictions, tariffs and changes in environmental regulations; and

•	political and economic instability.

International trade disputes and the U.S. government’s trade policy could adversely affect our business.

International trade disputes could result in tariffs and other protectionist measures that could adversely affect our business. Tariffs could increase the cost of our products and the components and raw materials that go into making them. These increased costs could adversely impact the gross margin that we earn on our products. Countries may also adopt other protectionist measures that could limit our ability to offer our products and services, including, but not limited to, the Trump Administration’s tariffs on China and China’s retaliatory tariffs on certain products from the U.S. Political uncertainty surrounding international trade disputes and protectionist measures could also have a negative effect on consumer confidence and spending, which could adversely affect our business.

The U.S. government has indicated its intent to adopt a new approach to trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. It has also initiated tariffs on certain foreign goods and has raised the possibility of imposing significant, additional tariff increases or expanding the tariffs to capture other types of goods. Although the tariffs that have been initiated to date have not had a material impact on the Company’s operating results, to the extent that significant additional tariffs are imposed, depending on the extent of such tariffs, they could have a material impact on our operating results.

In response to the U.S. government’s actions, certain foreign governments have imposed retaliatory tariffs on goods that their countries import from the U.S. Changes in U.S. trade policy could result in one or more foreign governments adopting responsive trade policies that, depending on the scope of the policies, could make it more difficult or costly for us to do business in those countries.

We cannot predict the extent to which the U.S. or other countries will impose quotas, duties, tariffs, taxes or other similar restrictions upon the import or export of our products in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the U.S. economy, which in turn could have a material adverse effect on our business, operating results and financial condition.

Our business may be adversely impacted by helium shortages.

Although not used in the actual manufacture of our products, helium gas is currently used to inflate the majority of our metallic balloons and a portion of our latex balloons. We rely upon the exploration and refining of natural gas to ensure adequate supplies of helium as helium is a by-product of the natural gas production process. Helium shortages can adversely impact our financial performance.

During the middle of 2018, helium supplies tightened due to various factors. As a result, our balloon sales and gross margins were negatively impacted. However, should the shortage continue, it could continue to have a material impact on our results.

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

We lease all of our company-owned stores, our corporate headquarters and most of our distribution facilities. Payments under our leases account for a significant portion of our operating expenses and we expect payment obligations under our leases to account for a significant portion of our future operating expenses. The majority of our store leases contain provisions for base rent and a small number of store leases contain provisions for base rent, plus percentage rent based on sales in excess of an agreed upon minimum annual sales level. Our continued growth and success depends in part on our ability to renew leases for successful stores and negotiate leases for new stores, including temporary leases for our Halloween City and Toy City stores. There is no assurance that we will be able to negotiate leases at similar or favorable terms, and we may decide not to enter a market or be forced to exit a market if a favorable arrangement cannot be made. If an existing or future store is not profitable and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease, including, among other things, paying the base rent for the balance of the lease term. Moreover, even if a lease has an early cancellation clause, we may not satisfy the contractual requirements for early cancellation under the lease.

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

We have become increasingly centralized and dependent upon automated information technology processes. In addition, a portion of our business operations is conducted over the internet. We could experience operational problems with our information systems and e-commerce platforms as a result of system failures, viruses, computer “hackers” or other causes. Any material disruption or slowdown of our systems could cause information, including data related to customer orders, to be lost or delayed, which could—especially if the disruption or slowdown occurred during a peak sales season—result in delays in the delivery of merchandise to our stores and customers or lost sales, which could reduce demand for our merchandise and cause our sales to decline.

In addition, in the ordinary course of our business, we collect and store certain personal information from individuals, such as our customers and suppliers, and our employees, and we process customer payment card and check information, including via our e-commerce platforms. Computer hackers may attempt to penetrate our computer system, payment card terminals or other payment systems and, if successful, misappropriate personal information, payment card or check information or confidential Company business information. In particular, the techniques used by criminals to obtain unauthorized access to sensitive data change frequently and often are not recognized until launched against a target; accordingly, we may be unable to anticipate these techniques or implement adequate preventative measures. In addition, a Company employee, contractor or other third party with whom we do business may attempt to circumvent our security measures in order to obtain such information and may purposefully or inadvertently cause a breach involving such information. Any failure to maintain the security of our customers’ confidential information, or data belonging to us or our suppliers, could put us at a competitive disadvantage, result in deterioration in our customers’ confidence in us, subject us to potential litigation and liability, and fines and penalties, resulting in a possible material adverse impact on our business, results of operations, cash flows and financial performance. While we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses and would not remedy damage to our reputation. There can be no assurance that we will not suffer a criminal attack in the future, that unauthorized parties will not gain access to personal information, or that any such incident will be discovered in a timely manner.

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

As of December 31, 2018, we had total indebtedness of $1,938.0 million, net of deferred financing costs, capitalized call premiums and original issue discounts. Additionally, we had $210.3 million of borrowing capacity available under our asset-based revolving credit facility (“ABL Facility”, collectively with our senior secured term loan facility, the “Senior Credit Facilities”).

As of December 31, 2018, we had outstanding approximately $1,092.2 million in aggregate principal amount of indebtedness under the Senior Credit Facilities, net of deferred financing costs, capitalized call premiums and original issue discounts. Such indebtedness bears interest at a floating rate.

We also have, and will continue to have, significant lease obligations. As of December 31, 2018, our minimum aggregate rental obligation under operating leases for fiscal 2019 through 2023 totaled $811.7 million.

Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. For example, it could:

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

In addition, the ABL Facility requires us to comply, under specific circumstances, including certain types of acquisitions, with a minimum fixed charge coverage ratio covenant of 1.00 to 1.00. Our ability to comply with this covenant can be affected by events beyond our control and we may not be able to satisfy them. A breach of this covenant would be an event of default. If an event of a default occurs under the ABL Facility, the ABL Facility lenders could elect to declare all amounts outstanding under the ABL Facility to be immediately due and payable or terminate their commitments to lend additional money, which would also lead to an event of default under the senior secured term loan facility (“the Term Loan Credit Agreement”) and would lead to an event of default under our senior notes if any of the Senior Credit Facilities were accelerated. If the indebtedness under the Senior Credit Facilities or our other indebtedness were to be accelerated, our assets may not be sufficient to repay such indebtedness in full. We have pledged a significant portion of our assets as collateral under the Senior Credit Facilities.

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

Our earnings are affected by changes in interest rates as a result of our variable rate indebtedness under the ABL Facility and the Term Loan Credit Agreement. The interest rate swap agreements that we use to manage the risk associated with fluctuations in interest rates (if any) may not be able to fully eliminate our exposure to these changes.

Concentration of ownership by investment funds affiliated with Thomas H. Lee Partners, L.P. (“THL”) could limit other stockholders’ ability to influence the outcome of key transactions, including a change of control.

Although we are no longer a “controlled company”, THL beneficially owns approximately 38% of our outstanding common stock as of December 31, 2018. As a result, THL will be able to exert a significant degree of influence over our business and affairs, including any determinations with respect to mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional common stock or other equity securities, the repurchase or redemption of common stock and the payment of dividends. Similarly, THL may effectively control matters submitted to a vote of our stockholders without the consent of our other stockholders, may have the power to prevent a change in our control and could take other actions that might be favorable to them.

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

Our amended and restated certificate of incorporation or bylaws contain provisions that may make the acquisition of our company more difficult without the approval of our board of directors. These provisions include:

•	the division of our board of directors into three classes and the election of each class for three-year terms;

•	certain rights of THL with respect to the designation of directors for nomination and election to our board of directors;

•	advance notice requirements for stockholder proposals and director nominations;

•	the sole ability of the board of directors to fill a vacancy created by the expansion of the board of directors;

•	the required approval of holders of at least 75% of our outstanding shares of capital stock entitled to vote generally at an election of the directors to remove directors only for cause;

•

the required approval of holders of at least 66 2⁄3% of our outstanding shares of capital stock entitled to vote at an election of directors to adopt, amend or repeal our bylaws, or amend or repeal certain provisions of our amended and restated certificate of incorporation;

•	limitations on the ability of stockholders to call special meetings and take action by written consent; and

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

The Company maintains the following facilities for its corporate and retail headquarters and to conduct its principal design, manufacturing and distribution operations:

Location	Principal Activity	Square Feet	Owned or Leased (With Expiration Date)
Elmsford, New York	Executive and other corporate offices, showrooms, design and art production for party products	146,346 square feet	Leased (1)

Location	Principal Activity	Square Feet	Owned or Leased (With Expiration Date)
Rockaway, New Jersey	Retail corporate offices	106,000 square feet	Leased (expiration date: July 31, 2022)
Antananarivo, Madagascar	Manufacture of costumes	41,000 square feet	Leased (expiration date: December 31, 2023)
Dallas, Texas	Manufacture/personalization of cups and napkins	54,413 square feet	Leased (expiration date: October 31, 2022)
East Providence, Rhode Island	Manufacture and distribution of plastic plates, cups and bowls	229,231 square feet (2)	Leased (expiration date: February 28, 2033)
Eden Prairie, Minnesota	Manufacture of metallic balloons and accessories	115,600 square feet	Owned
Los Lunas, New Mexico	Manufacture of injection molded plastics	85,055 square feet	Owned
Louisville, Kentucky	Manufacture and distribution of paper plates	213,958 square feet	Leased (expiration date: March 31, 2025)
Melaka, Malaysia	Manufacture and distribution of latex balloons	100,000 square feet	Leased (expiration date: May 30, 2072)
Monterrey, Mexico	Manufacture and distribution of party products	355,500 square feet	Leased (expiration date: March 3, 2027)
Newburgh, New York	Manufacture of paper napkins and cups	248,000 square feet	Leased (expiration date: July 31, 2027)
Tijuana, Mexico	Manufacture and distribution of party products	135,000 square feet	Leased (3)
Chester, New York	Distribution of party products	896,000 square feet	Owned
Edina, Minnesota	Distribution of metallic balloons and accessories	122,312 square feet	Leased (expiration date: March 31, 2021)
Kirchheim unter Teck, Germany	Distribution of party goods	215,000 square feet	Owned
Milton Keynes, Buckinghamshire, England	Distribution of party products throughout Europe	130,858 square feet	Leased (expiration date: December 31, 2025)
Naperville, Illinois	Distribution of party goods for e-commerce sales	440,343 square feet	Leased (expiration date: December 31, 2033)

(1)	Property is comprised of two buildings with various lease expiration dates through December 31, 2027.
(2)	This figure represents an industrial park, which includes a 48,455 square foot office and warehouse.
(3)	Property is comprised of two buildings with various lease expiration dates through March 31, 2022.

In addition to the facilities listed above, we maintain a smaller distribution facility in the United Kingdom, smaller manufacturing facilities in Minnesota, small administrative offices in California, Australia, Canada and the United Kingdom, and sourcing offices in China, Hong Kong, India, Indonesia and Vietnam. We also maintain warehouses in Colorado, Florida, Georgia, Michigan, Minnesota, New Jersey and New York and showrooms in Georgia, Nevada, Canada and the United Kingdom.

As of December 31, 2018, Company-owned and franchised permanent stores were located in the following states and Puerto Rico:

State	Company-owned	Franchise	Chain-wide
Alabama	9	0	9
Arizona	16	0	16
Arkansas	0	3	3
California	104	15	119
Colorado	15	0	15
Connecticut	16	0	16
Delaware	1	1	2
Florida	65	7	72
Georgia	30	1	31
Hawaii	0	2	2
Illinois	48	0	48
Indiana	21	0	21
Iowa	9	0	9
Kansas	6	0	6
Kentucky	9	0	9
Louisiana	12	0	12
Maine	3	0	3
Maryland	23	1	24
Massachusetts	24	0	24
Michigan	27	0	27
Minnesota	15	0	15
Mississippi	1	2	3
Missouri	19	1	20
Montana	0	1	1
Nebraska	3	0	3
Nevada	6	0	6
New Hampshire	7	0	7
New Jersey	27	2	29
New Mexico	3	0	3
New York	55	11	66
North Carolina	14	5	19
North Dakota	3	0	3
Ohio	30	0	30
Oklahoma	11	0	11
Oregon	1	1	2
Pennsylvania	30	1	31
Puerto Rico	0	5	5
Rhode Island	3	0	3
South Carolina	9	1	10
Tennessee	9	7	16
Texas	70	14	84
Vermont	1	0	1
Virginia	15	8	23
Washington	18	1	19
West Virginia	4	0	4
Wisconsin	12	0	12

Total	804	90	894

Additionally, at December 31, 2018, there were 62 company-owned stores in Canada (including six opened during fiscal year 2018) and six franchise stores in Mexico.

In 2018, we operated 249 temporary stores in the U.S. and Canada, principally under the Halloween City banner, and approximately 25 temporary stores in the U.K. We operate such stores under short-term leases with terms of approximately four to six months.

We lease the property for all of our company-operated stores, which generally range in size from 10,000 square feet to 15,000 square feet. We do not believe that any individual store property is material to our financial condition or results of operations. Of the leases for the company-owned stores at December 31, 2018, 54 expire in 2019, 87 expire in 2020, 85 expire in 2021, 82 expire in 2022, 147 expire in 2023 and the balance expire in 2024 or thereafter. We have options to extend many of these leases for a minimum of five years.

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

As of the close of business on January 31, 2019, there were forty two holders of record of the Company’s common stock, which does not reflect those shares held beneficially or those shares held in “street” name. Accordingly, the number of beneficial owners of our common stock exceeds this number.

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

Securities Authorized for Issuance Under Equity Compensation Plans

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	7,658,982	(1)	$8.49	(1)	5,932,162
Equity compensation plans not approved by security holders	596,000		15.60		254,000

Total	8,254,982		$9.01		6,186,162

(1)

Column (a) includes 6,927,174 outstanding stock options and 731,808 restricted stock units. The restricted stock units amount assumes that the maximum number of shares ultimately vest for awards that are performance-based. Additionally, the stock options amount assumes that all performance-based stock options vest. The weighted-average exercise price in column (b) takes into account the restricted stock units, which have no exercise price. The weighted average exercise price solely with respect to stock options outstanding under the approved plans is $9.39.

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on the Company’s common stock with the S&P 500 Index and the Dow Jones U.S. Specialty Retailers Index for the period from the completion of our initial public offering on April 16, 2015 through December 31, 2018. The graph assumes an investment of $100 made at the closing of trading on April 16, 2015 in (i) the Company’s common stock, (ii) the stocks comprising the S&P 500 Index and (iii) the stocks comprising the Dow Jones U.S. Specialty Retailers Index. All values assume reinvestment of the full amount of all dividends, if any, into additional shares of the same class of equity securities at the frequency with which dividends were paid on such securities during the applicable time period. The stock price performance included in the line graph below is not necessarily indicative of future stock price performance. The stock performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing by us under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate the graph by reference in such filing.

Common Stock Repurchases

The following table contains information for common stock repurchased during the fourth quarter of 2018:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 to October 31	—	—	—	$100,000,000
November 1 to November 30	2,645,369	$11.34	2,645,369	70,000,008
December 1 to December 31	1,140,289	$8.94	1,140,289	59,802,712

Total	3,785,658		3,785,658

(1)	Represents shares repurchased in open market transactions pursuant to the Share Repurchase Program (as defined below).
(2)

All share repurchases were made pursuant to a share repurchase program (the “Share Repurchase Program”) authorized by our board of directors. This program was announced on November 8, 2018 and allows for the purchase of up to $100 million of outstanding share of our common stock in privately negotiated transactions or in the open market, or otherwise. The Share Repurchase Program expires on November 12, 2019.

Item 6.	Selected Consolidated Financial Data

The following table sets forth selected historical consolidated financial data for the periods and as of the dates indicated below. Our selected historical consolidated financial data as of December 31, 2017 and December 31, 2018 and for the years ended December 31, 2016, December 31, 2017 and December 31, 2018 presented in this table has been derived from our historical audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our selected historical consolidated financial data for the years ended December 31, 2014 and December 31, 2015 were derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

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

	Fiscal Year Ended December 31, 2014 (1)	Fiscal Year Ended December 31, 2015 (2)	Fiscal Year Ended December 31, 2016 (3)	Fiscal Year Ended December 31, 2017 (4)	Fiscal Year Ended December 31, 2018 (5)
Income Statement Data:
Revenues:
Net sales (6)	$2,251,589	$2,275,122	$2,266,386	$2,357,986	$2,416,442
Royalties and franchise fees	19,668	19,411	17,005	13,583	11,073

Total revenues (6)	2,271,257	2,294,533	2,283,391	2,371,569	2,427,515
Expenses:
Cost of sales	1,375,706	1,370,884	1,350,387	1,395,279	1,435,358
Wholesale selling expenses	73,910	64,260	59,956	65,356	71,502
Retail operating expenses	397,110	401,039	408,583	415,167	425,996
Franchise expenses	14,281	14,394	15,213	14,957	13,214
General and administrative expenses	147,718	151,097	152,919	168,369	172,764
Art and development costs	19,390	20,640	22,249	23,331	23,388
Development stage expenses (7)	—	—	—	8,974	7,008

Income from operations	243,142	272,219	274,084	280,136	278,285
Interest expense, net	155,917	123,361	89,380	87,366	105,706
Other expense (income), net (8)	5,891	130,990	(2,010)	4,626	10,982

Income before income taxes	81,334	17,868	186,714	188,144	161,597
Income tax expense (benefit) (9)	25,211	7,409	69,237	(27,196)	38,778

Net income	56,123	10,459	117,477	215,340	122,819
Add: net income attributable to redeemable securities holder	—	—	—	—	409
Less: net loss attributable to noncontrolling interests	—	—	—	—	(31)

Net income attributable to common shareholders of Party City Holdco Inc.	$56,123	$10,459	$117,477	$215,340	$123,259

Statement of Cash Flow Data:
Net cash provided by (used in)
Operating activities (10)	$136,268	$80,385	$257,782	$267,883	$101,856
Investing activities (10)	(89,632)	(100,136)	(113,733)	(141,645)	(150,907)
Financing activities (10)	(23,530)	18,941	(119,740)	(139,962)	56,170

Per Share Data:
Basic	$0.60	$0.09	$0.98	$1.81	$1.28
Diluted	$0.59	$0.09	$0.98	$1.79	$1.27
Weighted Average
Outstanding basic	93,996,355	111,917,168	119,381,842	118,589,421	96,133,144
Diluted	94,444,137	112,943,807	120,369,672	119,894,021	97,271,050
Cash dividend per common share	—	—	—	—	—

Other Financial Data:
Adjusted EBITDA (11)	$362,125	$380,293	$390,049	$409,210	$400,116
Adjusted net income (11)	$86,838	$114,206	$138,277	$148,643	$156,842
Adjusted net income per common share—diluted (11)	$0.92	$1.01	$1.15	$1.24	$1.61
Number of company-owned Party City stores	693	712	750	803	866
Capital expenditures	$78,241	$78,825	$81,948	$66,970	$85,661
Party City brand comp sales (12)	5.8%	1.5%	(0.4)%	(0.7)%	(0.7)%
Wholesale Share of shelf (13)	70.2%	75.0%	76.6%	79.6%	78.9%

Balance Sheet Data (at end of period):
Cash and cash equivalents	$47,214	$42,919	$64,610	$54,291	$58,909
Working capital (14).	467,115	382,788	387,565	194,632	312,398
Total assets (14)	3,336,491	3,292,403	3,393,978	3,454,756	3,642,347
Total debt (14)(15)	2,120,796	1,786,809	1,673,090	1,831,440	1,938,030
Redeemable common securities	35,062	—	—	3,590	3,351
Total equity (15)	487,226	913,017	1,016,789	968,790	1,043,621

(1)	The acquisition of U.S. Balloon Manufacturing Co., Inc. (“U.S. Balloon”) is included in the financial statements from the acquisition date (fourth quarter 2014).
(2)

The acquisitions of Travis Designs Limited (“Travis”) and Accurate Custom Injection Molding Inc. (“ACIM”) are included in the financial statements from their acquisition dates (first quarter 2015 and third quarter 2015, respectively).

(3)	The acquisitions of nineteen franchise stores and Festival S.A. are included in the financial statements from their acquisition dates during the first quarter of 2016.
(4)

The acquisitions of thirty-six franchise stores and Granmark S.A. de C.V. (“Granmark”) are included in the financial statements from their acquisition dates during the first quarter of 2017. The acquisition of Print Appeal, Inc. (“Print Appeal”) is included in the financial statements from its acquisition date during the third quarter of 2017.

(5)

The acquisitions of eleven franchise stores are included in the financial statements from their acquisition dates during the first quarter of 2018. Additionally, the acquisitions of thirty-seven franchise stores are included in the financial statements from their acquisition dates during the third quarter of 2018.

(6)

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The pronouncement contains a five-step model which replaces most existing revenue recognition guidance. The Company adopted the standard on January 1, 2018 via a modified retrospective approach and recognized the cumulative effect of the adoption by reducing January 1, 2018 retained earnings by $0.1 million. See the footnotes to the consolidated financial statements in Item 8. for further discussion.

(7)

During the first quarter of 2017, the Company and Ampology, a subsidiary of Trivergence, reached an agreement to form a new legal entity (Kazzam, LLC) for the purpose of designing, developing and launching an online exchange platform for party-related services. The website allows consumers to select, schedule and pay for various services (including entertainment, activities and food) all through a single portal. During 2017 and 2018, Kazzam incurred $9.0 million and $7.0 million of start-up expenses, respectively, which are recorded in development stage expenses in the Company’s consolidated statement of operations and comprehensive income.

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

During August 2015, PCHI redeemed all $700 million of its 8.875% senior notes (“Old Senior Notes”) and refinanced its existing $1,125 million senior secured term loan facility (“Old Term Loan Credit Agreement”) and $400 million asset-based revolving credit facility (“Old ABL Facility”) with new indebtedness consisting of: (i) a senior secured term loan facility (“Term Loan Credit Agreement”), (ii) a $540 million asset-based revolving credit facility (with a seasonal increase to $640 million during a certain period of each calendar year) (“ABL Facility”) and (iii) $350 million of 6.125% senior notes (“6.125% Notes”). The redemption price for the Old Senior Notes was 6.656% of the principal amount, or $46.6 million. The Company recorded such amount in other expense, net. Additionally, in conjunction with the refinancing, the Company wrote-off $22.7 million of previously capitalized deferred financing costs, original issuance discounts and call premiums and also recorded such amount in other expense, net. Further, in conjunction with the refinancing of the term loans, the Company incurred banker and legal fees, $9.8 million of which was recorded in other expense, net.

During August 2018, PCHI executed a refinancing of its debt portfolio and issued $500 million of new senior notes at an interest rate of 6.625%. The Company used the proceeds from the notes to: (i) reduce the outstanding balance under its existing ABL Facility by $90 million and (ii) voluntarily prepay $400 million of the outstanding balance under its existing Term Loan Credit Agreement. Additionally, as part of the refinancing, the Company extended the maturity of the ABL Facility to August 2023 (subject to a springing maturity at an earlier date if the maturity date of certain of our other debt has not been extended or refinanced). As the partial prepayment of the Term Loan Credit Agreement was in accordance with the terms of such agreement, at the time of such prepayment the Company wrote-off a pro-rata portion of the existing capitalized deferred financing costs and original issuance discounts, $1.8 million, for investors who did not participate in the new notes. To the extent that investors in the Term Loan Credit Agreement participated in the new notes, the Company assessed whether the refinancing should be accounted for as an extinguishment on a creditor-by-creditor basis and wrote-off $1.0 million of existing deferred financing costs and original issuance discounts. Additionally, in conjunction with the issuance of the notes, the Company incurred third-party fees (principally banker fees). To the extent that such fees related to investors for whom their original debt was not extinguished, the Company expensed the portion of such fees, $2.3 million in aggregate, that related to such investors.

(9)

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“the Act”) was signed into law. The Act significantly changed U.S. tax law, including lowering the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018, and implementing a one-time “deemed repatriation” tax on unremitted earnings accumulated in non-U.S. jurisdictions. Due to the complexities of accounting for the Act, the SEC issued Staff Accounting Bulletin No. 118 which allows entities to include a provisional estimate of the impact of the Act in its 2017 financial statements. Therefore, based on then currently available information, during 2017 the Company recorded a provisional estimate of the impact of the Act, which included an income tax benefit of $91.0 million related to the remeasurement of its domestic deferred tax liabilities and deferred tax assets due to the lower U.S. corporate tax rate. Additionally, during 2017, the Company recorded an income tax expense of $1.1 million as its provisional estimate of the Transition Tax related to the deemed repatriation of unremitted earnings of foreign subsidiaries. During the fourth quarter of 2018, the Company finalized its assessment of the impact of the Act on the Company’s domestic deferred tax liabilities and deferred tax assets and recorded an additional income tax benefit of $2.0 million. Additionally, during such quarter, the Company finalized its assessment of the Transition Tax and recorded additional income tax expense of $0.2 million. See footnote 13 to the consolidated financial statements in Item 8. for further discussion.

(10)	See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity,” for a discussion of cash flows.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows: Restricted Cash”. The pronouncement requires companies to show changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in their statement of cash flows. The Company adopted the pronouncement, which requires retrospective application, during 2018.

(11)

The Company presents adjusted EBITDA, adjusted net income and adjusted net income per common share—diluted as supplemental measures of its operating performance. The Company defines EBITDA as net income (loss) before interest expense, net, income taxes, depreciation and amortization and defines adjusted EBITDA as EBITDA, as further adjusted to eliminate the impact of certain items that the Company does not consider indicative of our core operating performance. These further adjustments are itemized below. Adjusted net income represents the Company’s net income (loss) adjusted for, among other items, intangible asset amortization, non-cash purchase accounting adjustments, amortization of deferred financing costs and original issue discounts, refinancing charges, equity based compensation, and impairment charges. Adjusted net income per common share—diluted represents adjusted net income divided by diluted weighted average common shares outstanding. The Company presents these measures as supplemental measures of its operating performance. You are encouraged to evaluate these adjustments and the reasons the Company considers them appropriate for supplemental analysis. In evaluating the measures, you should be aware that in the future the Company may incur expenses that are the same as, or similar to, some of the adjustments in this presentation. The Company’s presentation of adjusted EBITDA, adjusted net income and adjusted net income per common share—diluted should not be construed as an inference that the Company’s future results will be unaffected by unusual or non-recurring items. The Company presents the measures because the Company believes they assist investors in comparing the Company’s performance across reporting periods on a consistent basis by eliminating items that the Company does not believe are indicative of its core operating performance. In addition, the Company uses adjusted EBITDA: (i) as a factor in determining incentive compensation, (ii) to evaluate the effectiveness of its business strategies and (iii) because its credit facilities use adjusted EBITDA to measure compliance with certain covenants. The Company also believes that adjusted net income and adjusted net income per common share—diluted are helpful benchmarks to evaluate its operating performance.

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

	Fiscal Year Ended December 31, 2014		Fiscal Year Ended December 31, 2015		Fiscal Year Ended December 31, 2016		Fiscal Year Ended December 31, 2017		Fiscal Year Ended December 31, 2018
Net income	$56,123		$10,459		$117,477		$215,340		$122,819
Interest expense, net	155,917		123,361		89,380		87,366		105,706
Income taxes	25,211		7,409		69,237		(27,196)		38,778
Depreciation and amortization	82,890		80,515		83,630		85,168		78,575

EBITDA	320,141		221,744		359,724		360,678		345,878
Non-cash purchase accounting adjustments	8,868		4,470		4,114		7,378		6,196
Management fee	3,356	(a)	31,627	(a)	—		—		—
Impairment charges	1,012		852		—		—		—
Restructuring, retention and severance	3,391		2,318		911		9,718	(b)	3,397	(b)
Refinancing charges	4,396		94,607	(c)	1,458		—		6,237	(c)
Deferred rent	14,418	(d)	13,407	(d)	18,835	(d)	7,287	(d)	5,351	(d)
Corporate development expenses	700	(e)	1,786	(e)	4,290	(e)	9,401	(e)	11,314	(e)
Foreign currency losses (gains)	1,447		3,691		(7,417)		466		24
Closed store expense	1,199	(f)	1,901	(f)	3,688	(f)	4,875	(f)	4,211	(f)
Stock option expense	1,583	(g)	3,042	(g)	3,853	(g)	5,309	(g)	1,744	(g)
Non-employee equity based compensation	—		—		—		3,033	(h)	81	(h)
Restricted stock units expense—time based	—		—		—		—		1,174	(i)
Undistributed loss (income) in equity method investments	1,556		562		314		(194)		(369)
Non-recurring consulting charges	—		—		—		—		12,514	(j)
Non-recurring legal settlements/costs	—		—		—		—		2,380	(k)
Gain on sale of assets	—		(2,660)		—		—		—
Hurricane-related costs	—		—		—		455		—
Change-of-control license premium	—		3,000		—		—		—
Other	58		(54)		279		804		(16)

Adjusted EBITDA	$362,125		$380,293		$390,049		$409,210		$400,116

	Fiscal Year Ended December 31, 2014		Fiscal Year Ended December 31, 2015		Fiscal Year Ended December 31, 2016		Fiscal Year Ended December 31, 2017		Fiscal Year Ended December 31, 2018
Income before income taxes	$81,334		$17,868		$186,714		$188,144		$161,597
Intangible asset amortization	22,195	(l)	18,885	(l)	17,247	(l)	16,959	(l)	12,271	(l)
Non-cash purchase accounting adjustments	13,692		6,445		5,300		9,549		6,812
Amortization of deferred financing costs and original issuance discounts	15,610	(m)	40,516	(m)(c)	5,818	(m)	4,937	(m)	10,989	(m)(c)
Management fee	3,356	(a)	31,627	(a)	—		—		—
Refinancing charges	1,407		65,338	(c)	725		—		—
Stock option expense	1,583	(g)	3,042	(g)	3,853	(g)	5,309	(g)	1,744	(g)
Non-employee equity based compensation	—		—		—		3,033	(h)	81	(h)
Non-recurring consulting charges	—		—		—		—		12,514	(j)
Restructuring	—		—		—		3,195	(b)	—
Executive severance	—		—		—		3,918	(b)	809	(b)
Hurricane-related costs	—		—		—		455		—
Non-recurring legal settlements/costs	—		—		—		—		2,380	(k)
Impairment charges	1,012		852		—		—		—
Gain on sale of assets	—		(2,660)		—		—		—
Change-of-control license premium	—		3,000		—		—		—

Adjusted income before income taxes	140,189		184,913		219,657		235,499		209,197
Adjusted income taxes	53,351	(n)	70,707	(n)	81,380	(n)	86,856	(n)(o)	52,355	(n)(o)

Adjusted net income	$86,838		$114,206		$138,277		$148,643		$156,842

Adjusted net income per common share—diluted	$0.92		$1.01		$1.15		$1.24		$1.61

(a)

In 2012, the Company entered into a management agreement with two of its investors under which the investors provided advice to the Company on, among other things, financing, operations, acquisitions and dispositions. Under the agreement, the investors were paid an annual management fee for such services. In connection with the Company’s initial public offering in April 2015, the management agreement was terminated and the Company paid the investors a termination fee. Such amount, $30.7 million, was recorded in other expense, net.

(b)

On March 15, 2017, the Company and its then Chairman of the Board of Directors, Gerald Rittenberg, entered into a Transition and Consulting Agreement under which Mr. Rittenberg’s employment as Executive Chairman of the Company terminated effective March 31, 2017. As a result of the agreement, the Company recorded a $3.9 million severance charge in general and administrative expenses during 2017. Such amount is included in “Restructuring, Retention and Severance” in the Adjusted EBITDA table above and in “Executive Severance” in the Adjusted Net Income table above. Additionally, during 2017, the Company recorded a $3.2 million severance charge related to a restructuring of its Retail segment. Such amount is included in “Restructuring, Retention and Severance” in the Adjusted EBITDA table above and in “Restructuring” in the Adjusted Net Income table above. Further, during 2018, the Company recorded $0.8 million of senior executive severance. Such amount is included in “Restructuring, Retention and Severance” in the Adjusted EBITDA table above and in “Executive Severance” in the Adjusted Net Income table above. Finally, the 2017 and 2018 “Restructuring, Retention and Severance” amounts in the “Adjusted EBITDA” table above also include costs incurred while moving one of the Company’s domestic manufacturing facilities to a new location.

(c)

During August 2018, the Company executed a refinancing of its debt portfolio and issued $500 million of new senior notes at an interest rate of 6.625%. The notes will mature in August 2026. The Company used the proceeds from the notes to: (i) reduce the outstanding balance under its existing ABL Facility by $90 million and (ii) voluntarily prepay $400 million of the outstanding balance under its existing Term Loan Credit Agreement. Additionally, as part of the refinancing, the Company extended the maturity of the ABL Facility to August 2023 (subject to a springing maturity at an earlier date if the maturity date of certain of our other debt has not been extended or refinanced). As the partial prepayment of the Term Loan Credit Agreement was in accordance with the terms of such agreement, at the time of such prepayment the Company wrote-off a pro-rata portion of the existing capitalized deferred financing costs and original issuance discounts, $1.8 million, for investors who did not participate in the new notes. To the extent that investors in the Term Loan Credit Agreement participated in the new notes, the Company assessed whether the refinancing should be accounted for as an extinguishment on a creditor-by-creditor basis and wrote-off $1.0 million of existing deferred financing costs and original issuance discounts. Additionally, in conjunction with the issuance of the notes, the Company incurred third-party fees (principally banker fees). To the extent that such fees related to investors for whom their original debt was not extinguished, the Company expensed the portion of such fees, $2.3 million in aggregate, that related to such investors. Such amounts are included in “Refinancing Charges” in the “Adjusted EBITDA” table above and in “Amortization of Deferred Financing Costs and Original Issuance Discounts” in the “Adjusted Net Income” table above.

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

During 2015, the Company redeemed all $700 million of its 8.875% senior notes and refinanced its $1,125 million senior secured term loan facility and $400 million asset-based revolving credit facility with new indebtedness. Additionally, during 2015, the Company used proceeds from the initial public offering to redeem outstanding notes. See the Company’s 2015 Form 10-K for a discussion of the charges that were recorded in conjunction with such refinancings.

(d)	The deferred rent adjustment reflects the difference between accounting for rent and landlord incentives in accordance with GAAP and the Company’s actual cash outlay for such items.
(e)

Principally represents third-party costs related to acquisitions (primarily legal expenses and diligence fees). Such costs are excluded from the definition of “Consolidated Adjusted EBITDA” that is utilized for certain covenants in the Company’s credit agreements. Additionally, 2017 and 2018 include start-up costs for Kazzam (see footnote 21 to the consolidated financial statements in Item 8. for further discussion of Kazzam).

(f)	Principally charges incurred related to closing underperforming stores.
(g)	Represents non-cash charges related to stock options.
(h)	Principally represents shares of Kazzam awarded to Ampology as compensation for Ampology’s services. See Note 21 to the consolidated financial statements in Item 8. for further discussion.
(i)	Non-cash charges for restricted stock units that vest based on service conditions.
(j)	Primarily non-recurring consulting charges related to the Company’s retail operations.
(k)	Non-recurring legal settlements/costs.
(l)	Represents the non-cash amortization of intangible assets.
(m)

Includes the non-cash amortization of deferred financing costs, original issuance discounts and capitalized call premiums. Additionally, certain years include charges related to debt refinancings. See note (c) for further discussion.

(n)

Represents income tax expense/benefit after excluding the specific tax impacts for each of the pre-tax adjustments. The tax impacts for each of the adjustments were determined by applying to the pre-tax adjustments the effective income tax rates for the specific legal entities in which the adjustments were recorded.

(o)

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“the Act”) was signed into law. The Act significantly changed U.S. tax law, including lowering the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018, and implementing a one-time “deemed repatriation” tax on unremitted earnings accumulated in non-U.S. jurisdictions since 1986. Due to the complexities of accounting for the Act, the SEC issued Staff Accounting Bulletin No. 118 which allows entities to include a provisional estimate of the impact of the Act in its 2017 financial statements. Therefore, based on then currently available information, during 2017 the

Company recorded a provisional estimate of the impact of the Act, which included an income tax benefit of $91.0 million related to the remeasurement of its domestic deferred tax liabilities and deferred tax assets due to the lower U.S. corporate tax rate. During the fourth quarter of 2018, the Company finalized its assessment of the impact of the Act on such domestic deferred tax liabilities and deferred tax assets and recorded an additional income tax benefit of $2.0 million. As the Act is a significant and non-recurring event which is impacting the comparability of the Company’s financial statements, the Company has excluded the impact of the adjustments from its adjusted net income and adjusted earnings per share.
(12)	Party City brand comp sales include North American e-commerce sales.
(13)

Represents the percentage of product costs included in cost of goods sold by our Party City stores and North American retail e-commerce operations which relate to products supplied by our wholesale operations.

(14)

Amount for 2014 adjusted to reflect the Company’s retrospective adoption during the fourth quarter of 2015 of FASB ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. Deferred financing costs in the amount of $44.4 million were reclassified from “other assets” to debt as of December 31, 2014.

(15)	Excludes redeemable common securities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Our Company

We are the leading decorated party goods omni-channel retailer, by revenue, in North America and, we believe, the largest vertically integrated supplier of decorated party goods globally by revenue. With approximately 960 locations (inclusive of franchised stores), we have the only coast-to-coast network of party superstores in the U.S. and Canada and such stores make it easy and fun to enhance special occasions with a differentiated shopping experience and an unrivaled assortment of innovative and exciting merchandise offered at a compelling value. We also operate multiple e-commerce sites, principally under the domain name PartyCity.com. Further, we open a network of approximately 250—300 temporary Halloween City stores, including approximately 50 jointly under the Halloween City and Toy City banners.

In addition to our retail operations, we are also one of the largest global designers, manufacturers and distributors of decorated consumer party products, with items found in over 40,000 retail outlets worldwide, including independent party supply stores, mass merchants, grocery retailers, e-commerce merchandisers and dollar stores. Our products are available in over 100 countries with the United Kingdom, Canada, Germany, Mexico and Australia among the largest end markets for our products outside of the United States.

How We Assess the Performance of Our Company

In assessing the performance of our company, we consider a variety of performance and financial measures for our two operating segments, Retail and Wholesale. These key measures include revenues and gross profit, comparable retail same-store sales and operating expenses. We also review other metrics such as adjusted net income (loss), adjusted net income (loss) per common share – diluted, and adjusted EBITDA. For a discussion of our use of these measures and a reconciliation of adjusted net income (loss) and adjusted EBITDA to net income (loss), please refer to Item 6, “Selected Consolidated Financial Data.”

Segments

Our retail segment generates revenue primarily through the sale of our party supplies, which are sold under the Amscan, Designware, Anagram and Costumes USA brand names through Party City, Halloween City and PartyCity.com. During 2018, 79% of the product that was sold by our retail segment was supplied by our wholesale segment and 23% of the product that was sold by our retail segment was self-manufactured.

Our wholesale revenues are generated from the sale of decorated party goods for all occasions, including paper and plastic tableware, accessories and novelties, costumes, metallic and latex balloons and stationery. Our products are sold at wholesale to party goods superstores (including our franchise stores), other party goods retailers, mass merchants, independent card and gift stores, dollar stores and e-commerce merchandisers.

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

General and Administrative Expenses. General and administrative expenses include all operating costs not included elsewhere in the statement of operations and comprehensive income. These expenses include payroll and other expenses related to operations at our corporate offices, including occupancy costs, related depreciation and amortization, legal and professional fees and data-processing costs. These expenses generally do not vary proportionally with net sales.

Art and Development Costs. Art and development costs include the costs associated with art production, creative development and product management. Costs include the salaries and benefits of the related work force. These expenses generally do not vary proportionally with net sales.

Development Stage Expenses. Development stage expenses represent start-up activities related to Kazzam, LLC (“Kazzam”). See footnote 21 to the consolidated financial statements in Item 8 for further discussion of Kazzam.

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

Adjusted Net Income (Loss). Adjusted net income (loss) represents our net income (loss), adjusted for, among other items, intangible asset amortization, non-cash purchase accounting adjustments, amortization of deferred financing costs and original issue discounts, equity based compensation and impairment charges. We present adjusted net income because we believe it assists investors in comparing our performance across reporting periods on a consistent basis by eliminating the impact of items that we do not believe are indicative of our core operating performance.

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

Executive Overview

Total revenues increased 2.4% during 2018 to $2,427.5 million.

Factors Affecting Our Results

Important events that have impacted or will impact the results presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include:

Refinancing. During August 2018, the Company executed a refinancing of its debt portfolio and issued $500 million of new senior notes at an interest rate of 6.625%. The notes will mature in August 2026. The Company used the proceeds from the notes to: (i) reduce the outstanding balance under its existing ABL Facility by $90 million and (ii) voluntarily prepay $400 million of the outstanding balance under its existing Term Loan Credit Agreement. Additionally, as part of the refinancing, the Company extended the maturity of the ABL Facility to August 2023 (subject to a springing maturity at an earlier date if the maturity date of certain of our other debt has not been extended or refinanced). As the partial prepayment of the Term Loan Credit Agreement was in accordance with the terms of such agreement, at the time of such prepayment the Company wrote-off a pro-rata portion of the existing capitalized deferred financing costs and original issuance discounts, $1.8 million, for investors who did not participate in the new notes. To the extent that investors in the Term Loan Credit Agreement participated in the new notes, the Company assessed whether the refinancing should be accounted for as an extinguishment on a creditor-by-creditor basis and wrote-off $1.0 million of existing deferred financing costs and original issuance discounts. Additionally, in conjunction with the issuance of the notes, the Company incurred third-party fees (principally banker fees). To the extent that such fees related to investors for whom their original debt was not extinguished, the Company expensed the portion of such fees, $2.3 million in aggregate, that related to such investors. All charges were recorded in “other expense, net” in the Company’s consolidated statement of operations and comprehensive income.

Recent Acquisitions. During 2018, we acquired 58 franchise and independent stores. The acquisitions increased net sales for our retail segment by approximately $67 million versus 2017. Additionally, these acquisitions decreased our third-party wholesale sales by $20 million as post-acquisition wholesale sales to such stores are now eliminated as intercompany sales.

Tax Reform. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“the Act”) was signed into law. The Act significantly changed U.S. tax law, including lowering the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018, and implementing a one-time “deemed repatriation” tax on unremitted earnings accumulated in non-U.S. jurisdictions since 1986 (the “Transition Tax”). Due to the complexities of accounting for the Act, the SEC issued Staff Accounting Bulletin No. 118 which allows entities to include a provisional estimate of the impact of the Act in its 2017 financial statements. Therefore, based on then currently available information, during 2017 the Company recorded a provisional estimate of the impact of the Act, which included an income tax benefit of $91.0 million related to the remeasurement of its domestic deferred tax liabilities and deferred tax assets due to the lower U.S. corporate tax rate. Additionally, during 2017, the Company recorded income tax expense of $1.1 million as its provisional estimate of the Transition Tax related to the deemed repatriation of unremitted earnings of foreign subsidiaries. During the fourth quarter of 2018, the Company finalized its assessment of the impact of the Act on the Company’s domestic deferred tax liabilities and deferred tax assets and recorded an additional income tax benefit of $2.0 million. Additionally, during such quarter, the Company finalized its assessment of the Transition Tax and recorded additional income tax expense of $0.2 million.

Results of Operations

The following tables set forth our operating results and operating results as a percentage of total revenues for the years ended December 31, 2018 and 2017.

	Years Ended December 31,
	2018		2017
	(Dollars in thousands, except per share data)
Revenues:
Net sales	$2,416,442	99.5%	$2,357,986	99.4%
Royalties and franchise fees	11,073	0.5	13,583	0.6

Total revenues	2,427,515	100.0	2,371,569	100.0
Expenses:
Cost of sales	1,435,358	59.1	1,395,279	58.8
Wholesale selling expenses	71,502	2.9	65,356	2.8
Retail operating expenses	425,996	17.5	415,167	17.5
Franchise expenses	13,214	0.5	14,957	0.6
General and administrative expenses	172,764	7.1	168,369	7.1
Art and development costs	23,388	1.0	23,331	1.0
Development stage expenses	7,008	0.3	8,974	0.4

Total expenses	2,149,230	88.5	2,091,433	88.2

Income from operations	278,285	11.5	280,136	11.8
Interest expense, net	105,706	4.3	87,366	3.7
Other expense, net	10,982	0.4	4,626	0.2

Income before income taxes	161,597	6.7	188,144	7.9
Income tax expense (benefit)	38,778	1.6	(27,196)	(1.2)

Net income	122,819	5.1	215,340	9.1%
Add: Net income attributable to redeemable securities holder	409	0.0	—	—
Less: Net loss attributable to noncontrolling interests	(31)	0.0	—	—

Net income attributable to common shareholders of Party City Holdco Inc.	$123,259	5.1%	$215,340	9.1%

Net income per share attributable to common shareholders of Party City Holdco Inc.—basic	$1.28		$1.81
Net income per share attributable to common shareholders of Party City Holdco Inc.—diluted	$1.27		$1.79

Revenues

Total revenues for 2018 were $2,427.5 million and were $55.9 million, or 2.4%, higher than 2017. The following table sets forth the Company’s total revenues for the years ended December 31, 2018 and 2017.

	Years Ended December 31,
	2018		2017
	Dollars in Thousands	Percentage of Total Revenues	Dollars in Thousands	Percentage of Total Revenues
Net Sales:
Wholesale	$1,325,490	54.6%	$1,260,089	53.1%
Eliminations	(711,882)	(29.3)%	(630,692)	(26.6)%

Net wholesale	613,608	25.3%	629,397	26.5%
Retail	1,802,834	74.2%	1,728,589	72.9%

Total net sales	2,416,442	99.5%	2,357,986	99.4%
Royalties and franchise fees	11,073	0.5%	13,583	0.6%

Total revenues	$2,427,515	100.0%	$2,371,569	100.0%

Retail

Retail net sales during 2018 were $1,802.8 million and increased $74.2 million, or 4.3%, compared to 2017. Retail net sales at our Party City stores totaled $1,583.1 million and were $61.4 million, or 4.0%, higher than 2017 due largely to the acquisition of franchise and independent stores. During the year ended December 31, 2018, we acquired 58 franchise and independent stores, opened 15 new stores and closed 10 stores. Global retail e-commerce sales totaled $154.5 million during 2018 and were $2.0 million, or 1.3%, higher than during the corresponding period of 2017. The North American e-commerce sales that are included in our Party City brand comp increased by 0.6% during the year. However, they increased by 17.5% when adjusted for the impact of our “buy online, pick-up in store” program (as such sales are included in our store sales). Sales at our temporary stores (principally Halloween City and Toy City) totaled $65.2 million and were $10.8 million higher than during 2017 driven by Halloween City sales per store increasing 14.1% versus the month of fiscal October 2017.

Same-store sales for the Party City brand (including North American retail e-commerce sales) decreased by 0.7% during 2018. Excluding the impact of e-commerce, same-store sales decreased by 0.8%. Same-store sales percentages were not affected by foreign currency as such percentages are calculated in local currency.

Wholesale

Wholesale net sales during 2018 totaled $613.6 million and were $15.8 million, or 2.5%, lower than 2017. Net sales to domestic party goods retailers and distributors (including our franchisee network) totaled $240.5 million and were $24.5 million, or 9.2%, lower than during 2017. The decrease was principally due to our acquisition of 58 franchise and independent stores during the year ended December 31, 2018; as post-acquisition sales to such stores (approximately $20 million during the corresponding period of 2017) are now eliminated as intercompany sales. Net sales of metallic balloons to domestic distributors and retailers (including our franchisee network) totaled $87.5 million during 2018 and were $1.4 million, or 1.6%, higher than during 2017. Our international sales (which include U.S. export sales and exclude U.S. import sales from foreign subsidiaries) totaled $285.6 million and were $7.3 million, or 2.6%, higher than in 2017. The increase was driven by continued strong performance across European markets and the acquisition of Granmark S.A. de C.V. (“Granmark”) in March 2017 and the impact of foreign currency translation (approximately $2 million).

Intercompany sales to our retail affiliates totaled $711.9 million during 2018 and were $81.2 million higher than during the prior year principally due to the higher corporate store count in 2018 and intercompany sales during 2017 being impacted by carryover inventory from the 2016 Halloween selling season. Intercompany sales represented 53.7% of total wholesale sales during 2018, compared to 50.0% during 2017. The intercompany sales of our wholesale segment are eliminated against the intercompany purchases of our retail segment in the consolidated financial statements.

Royalties and franchise fees

Royalties and franchise fees during 2018 totaled $11.1 million and were $2.5 million lower than during 2017 due to the acquisition of franchise stores.

Gross Profit

The following table sets forth the Company’s gross profit for the years ended December 31, 2018 and December 31, 2017.

	Year Ended December 31,
	2018		2017
	Dollars in Thousands	Percentage of Net Sales	Dollars in Thousands	Percentage of Net Sales
Retail	$801,349	44.4%	$763,315	44.2%
Wholesale	179,735	29.3	199,392	31.7

Total	$981,084	40.6%	$962,707	40.8%

The gross profit margin on net sales at retail during 2018 was 44.4%. Such percentage was 20 basis points higher than during the corresponding period of 2017. The increase was principally due to the continued realization of productivity initiatives positively impacting occupancy costs and increased manufacturing share of shelf (i.e., the percentage of our retail product cost of sales manufactured by our wholesale segment). Our manufacturing share of shelf increased from 22.6% during 2017 to 22.9% during 2018, driven by higher sales of metallic balloons and the scaling up of recent acquisitions in our wholesale business. Our wholesale share of shelf at our Party City stores and our North American retail e-commerce operations (i.e., the percentage of our retail product cost of sales supplied by our wholesale segment) was 78.9% during 2018 and was slightly lower than during 2017.

The gross profit on net sales at wholesale during 2018 and 2017 was 29.3% and 31.7%, respectively. The decrease was principally due to higher logistics and distribution costs and rising commodity costs.

Operating expenses

Wholesale selling expenses were $71.5 million during 2018 and $65.4 million during the corresponding period of 2017. The increase of $6.1 million, or 9.4%, was primarily due to selling costs at Granmark (acquired in March 2017), the impact of foreign currency translation (approximately $1 million) and the impact of wage inflation.

Retail operating expenses during 2018 were $426.0 million and were $10.8 million, or 2.6%, higher than the corresponding period of 2017. The higher store count (discussed above), increased advertising spend and the impact of wage inflation were partially offset by lower labor costs realized as a result of increased productivity and efficiency in our stores. Retail operating expenses were 23.6% and 24.0% of net retail sales during 2018 and 2017, respectively. The decrease was mostly due to the improved labor productivity.

Franchise expenses during 2018 and 2017 were $13.2 million and $15.0 million, respectively. The decrease was principally due to a non-recurring reduction to franchise intangible asset amortization expense as a result of recent franchise store acquisitions.

General and administrative expenses during 2018 totaled $172.8 million and were $4.4 million, or 2.6%, higher than in 2017. Increased one-time third-party consultant costs and the impact of inflation were partially offset by lower incentive compensation costs and 2017 including severance charges related to a Transition and Consulting Agreement entered into with Gerald Rittenberg. General and administrative expenses as a percentage of total revenues was 7.1% during both 2018 and 2017.

Art and development costs were $23.4 million during 2018 and were principally consistent with 2017.

Development stage expenses represent start-up costs related to Kazzam (see footnote 21 to the Company’s consolidated financial statements in Item 8 for further discussion).

Interest expense, net

Interest expense, net, totaled $105.7 million during 2018, compared to $87.4 million during 2017. The increase principally relates to the impact of increasing LIBOR rates on our Term Loan Credit Agreement and our ABL Facility, increased borrowings under our ABL Facility due to share repurchases during the fourth quarter of 2017 and, to a lesser extent, the impact of the Company’s August 2018 refinancing (see footnote 8 to the Company’s consolidated financial statements in Item 8 for further detail).

Other expense, net

Other expense, net, totaled $11.0 million during 2018 and $4.6 million during 2017. The increase was principally due to non-recurring costs associated with the Company’s August 2018 debt refinancing:

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

Income tax expense

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“the Act”) was signed into law. The Act significantly changed U.S. tax law, including lowering the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018, and implementing a one-time “deemed repatriation” tax on unremitted earnings accumulated in non-U.S. jurisdictions since 1986 (the “Transition Tax”). Due to the complexities of accounting for the Act, the SEC issued Staff Accounting Bulletin No. 118 which allows entities to include a provisional estimate of the impact of the Act in its 2017 financial statements. Therefore, based on then currently available information, during 2017 the Company recorded a provisional estimate of the impact of the Act, which included an income tax benefit of $91.0 million related to the remeasurement of its domestic deferred tax liabilities and deferred tax assets due to the lower U.S. corporate tax rate. Additionally, during 2017, the Company recorded income tax expense of $1.1 million as its provisional estimate of the Transition Tax related to the deemed repatriation of unremitted earnings of foreign subsidiaries. During the fourth quarter of 2018, the Company finalized its assessment of the impact of the Act on the Company’s domestic deferred tax liabilities and deferred tax assets and recorded an additional income tax benefit of $2.0 million. Additionally, during such quarter, the Company finalized its assessment of the Transition Tax and recorded additional income tax expense of $0.2 million.

The effective income tax rate for the year ended December 31, 2018, 24.0%, is higher than the statutory rate, 21.0%, primarily due to state taxes. See footnote 13 in Item 8 for further discussion.

The following tables set forth our operating results and operating results as a percentage of total revenues for the years ended December 31, 2017 and 2016.

	Years Ended December 31,
	2017		2016
	(Dollars in thousands, except per share data)
Revenues:
Net sales	$2,357,986	99.4%	$2,266,386	99.3%
Royalties and franchise fees	13,583	0.6	17,005	0.7

Total revenues	2,371,569	100.0	2,283,391	100.0
Expenses:
Cost of sales	1,395,279	58.8	1,350,387	59.1
Wholesale selling expenses	65,356	2.8	59,956	2.6
Retail operating expenses	415,167	17.5	408,583	17.9
Franchise expenses	14,957	0.6	15,213	0.7
General and administrative expenses	168,369	7.1	152,919	6.7
Art and development costs	23,331	1.0	22,249	1.0
Development stage expenses	8,974	0.4	—	—

Total expenses	2,091,433	88.2	2,009,307	88.0

Income from operations	280,136	11.8	274,084	12.0
Interest expense, net	87,366	3.7	89,380	3.9
Other expense (income), net	4,626	0.2	(2,010)	(0.1)

Income before income taxes	188,144	7.9	186,714	8.2
Income tax (benefit) expense	(27,196)	(1.2)	69,237	3.1

Net income.	$215,340	9.1%	$117,477	5.1%

Net income per common share—basic	$1.81		$0.98
Net income per common share—diluted	$1.79		$0.98

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

Wholesale

Wholesale net sales during 2017 totaled $629.4 million and were $4.1 million, or 0.7%, higher than during 2016. Net sales to domestic party goods retailers and distributors (including our franchisee network) totaled $264.9 million and were $35.1 million, or 11.7%, lower than during full-year 2016. The decrease was principally due to our acquisition of 36 franchise stores during the first quarter of 2017; as post-acquisition sales to such stores (approximately $25 million during 2016) are now eliminated as intercompany sales. Additionally, sales to existing franchisees decreased versus the corresponding period of 2016, principally due to carryover inventory from the 2016 Halloween selling season. Further, gift product sales decreased by approximately $4 million due to the continued de-emphasis and product-line refinement of our Grasslands Road gift business. Net sales of metallic balloons to domestic distributors and retailers (including our franchisee network) totaled $86.2 million during 2017 and were $4.2 million, or 5.1%, higher than during 2016 primarily due to organic growth in the category largely associated with product expansion as well as the timing of certain Valentine’s Day shipments. Our international sales (which include U.S. export sales and exclude U.S. import sales from foreign subsidiaries) totaled $278.3 million and were $35.0 million, or 14.4%, higher than during full-year 2016, despite a $2 million negative impact from foreign currency translation. The growth was principally attributable to two acquisitions (which contributed approximately $30 million of sales) and category expansion, in part driven by our store-in-store concept with key European and U.K. retailers.

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

General and administrative expenses during full-year 2017 totaled $168.4 million and were $15.5 million, or 10.1%, higher than in 2016. The increase was principally due to lower incentive-based compensation during 2016, general and administrative costs at acquired companies (approximately $3 million), and inflationary cost increases. Additionally, 2017 included severance charges related to a retail restructuring and the execution of a consulting agreement with Gerald Rittenberg. General and administrative expenses as a percentage of total revenues increased from 6.7% in 2016 to 7.1% in 2017 principally due to the severance and the lower incentive-based compensation during 2016.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“the Act”) was signed into law. The Act significantly changed U.S. tax law, including lowering the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018, and implementing a one-time “deemed repatriation” tax on unremitted earnings accumulated in non-U.S. jurisdictions since 1986. Due to the complexities of accounting for the Act, the SEC issued Staff Accounting Bulletin No. 118 which allows entities to include a provisional estimate of the impact of the Act in its 2017 financial statements. Therefore, based on currently available information, during 2017 the Company recorded a provisional estimate of the impact of the Act, which included an income tax benefit of $91.0 million related to the remeasurement of its domestic deferred tax liabilities and deferred tax assets due to the lower U.S. corporate tax rate. Additionally, during 2017, the Company recorded an income tax expense of $1.1 million as its provisional estimate of the Transition Tax related to the deemed repatriation of unremitted earnings of foreign subsidiaries. See footnote 13 to the consolidated financial statements in Item 8 for further discussion of the Act and the Company’s 2017 effective income tax rate.

Liquidity and Capital Resources

During August 2015, PCHI redeemed its $700.0 million Old Senior Notes and refinanced its existing $1,125.0 million Old Term Loan Credit Agreement and $400.0 million Old ABL Facility with new indebtedness consisting of: (i) a senior secured term loan facility (“Term Loan Credit Agreement”), (ii) a $540.0 million asset-based revolving credit facility (with a seasonal increase to $640.0 million during a certain period of each calendar year) (“ABL Facility”) and (iii) $350.0 million of 6.125% senior notes (“6.125% Senior Notes”). During August 2018, the Company executed a refinancing of its debt portfolio and issued $500 million of new senior notes at an interest rate of 6.625% (“6.625% Senior Notes”). The Company used the proceeds from the 6.625% Senior Notes to: (i) reduce the outstanding balance under the ABL Facility by $90 million and (ii) voluntarily prepay $400 million of the outstanding balance under the Term Loan Credit Agreement. Additionally, as part of the refinancing, the Company extended the maturity of the ABL Facility to August 2023 (subject to a springing maturity at an earlier date if the maturity date of certain of our other debt has not been extended or refinanced).

ABL Facility

The ABL Facility provides for (a) a $500.0 million revolving facility (with a $100.0 million seasonal facility increase during a certain period of each calendar year)(the “Revolving Tranche”), (b) a $40.0 million first-in, last-out tranche (the “FILO Tranche”), (c) a $50.0 million letter of credit sublimit and (d) a $40.0 million swingline loan sublimit.

Under the ABL Facility, the borrowing base at any time equals (a) a percentage of eligible trade receivables, plus (b) a percentage of eligible inventory, plus (c) a percentage of eligible credit card receivables, less (d) certain reserves.

Borrowings under the ABL Facility bear interest at a rate per annum equal to an applicable margin, plus, at our option, either (a) a base rate determined by the reference to the highest of (1) the prime commercial lending rate publicly announced by the administrative agent of the ABL Facility as the “prime rate” as in effect on such day, (2) the federal funds effective rate plus 0.50%, and (3) the LIBOR rate determined by reference to the cost of funds for Eurodollar deposits for an interest period of one month, plus 1.00% or (b) a LIBOR rate determined by reference to the costs of funds for Eurodollar deposits for the specified interest period, as adjusted for certain statutory reserve requirements. The applicable margin for borrowings under the Revolving Tranche of our ABL Facility is 0.50% with respect to base rate borrowings and 1.50% with respect to LIBOR borrowings, subject to a step-down of 0.25%, based on our average historical excess availability under the ABL Tranche. The applicable margin for borrowings under the FILO Tranche of our ABL Facility is 1.50% with respect to base rate borrowings and 2.50% with respect to LIBOR borrowings.

In addition to paying interest on outstanding principal, PCHI is required to pay a commitment fee of 0.25% per annum in respect of unutilized commitments. PCHI must also pay customary letter of credit fees.

The maturity date of the ABL Facility is the earliest of (a) August 2, 2023, (b) the date that is 60 days prior to the final stated maturity date of the Term Loan Credit Agreement if such final stated maturity date has not been extended or refinanced to a date occurring on or after February 2, 2024, unless the amount of excess availability minus the outstanding indebtedness under the Term Loan Credit Agreement on such date is in excess of $100.0 million, and (c) the date that is 60 days prior to the final stated maturity date of the 6.125% Senior Notes if such final stated maturity date has not been extended or refinanced to a date occurring on or after February 2, 2024, unless the amount of excess availability minus the outstanding amount of 6.125% Senior Notes on such date is in excess of $100.0 million.

All obligations under the ABL Facility are jointly and severally guaranteed by PC Intermediate, PCHI and each existing and future wholly-owned domestic subsidiary of PCHI. PCHI and each guarantor has secured its obligations, subject to certain exceptions and limitations, including obligations under its guaranty, as applicable, by a first-priority lien on its accounts receivable, inventory, cash and certain related assets and a second-priority lien on substantially all of its other assets.

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

In addition, PCHI must comply with a fixed charge coverage ratio upon the occurrence of an event of default if excess availability under the ABL Facility on any day is less than the greater of: (a) 10% of the lesser of the aggregate commitments and the then borrowing base under the ABL Facility and (b) $40.0 million. The fixed charge coverage ratio is the ratio of (i) Adjusted EBITDA (as defined in the facility) minus maintenance-related capital expenditures (as defined in the facility) to (ii) fixed charges (as defined in the facility).

The ABL Facility also contains certain customary affirmative covenants and events of default.

Borrowings under the ABL Facility totaled $303.5 million at December 31, 2018, excluding the impact of deferred financing costs. The weighted average interest rate for such borrowings was 4.46%. Outstanding standby letters of credit totaled $26.2 million at December 31, 2018 and, after considering borrowing base restrictions, at December 31, 2018 PCHI had $210.3 million of available borrowing capacity under the terms of the facility.

Term Loan Credit Agreement

Borrowings under the Term Loan Credit Agreement bear interest at a rate per annum equal to an applicable rate, plus, at our option, either (a) a base rate determined by the reference to the highest of (1) the prime commercial lending rate publicly announced by the administrative agent of the Term Loan Credit Agreement as the “prime rate” as in effect on such day, (2) the federal funds effective rate plus 0.50%, (3) the LIBOR rate determined by reference to the cost of funds for Eurodollar deposits for an interest period of one month, plus 1.00% and (4) 1.75%, or (b) a LIBOR rate (which shall be no less than 0.75%) determined by reference to the costs of funds for Eurodollar deposits for the specified interest period, as adjusted for certain statutory reserve requirements. The applicable rate for borrowings under the Term Loan Credit Agreement is 1.75% with respect to base rate borrowings and 2.75% with respect to LIBOR borrowings (if PCHI’s senior secured leverage ratio is greater than 3.20:1.00), or 1.50% with respect to base rate borrowings and 2.50% with respect to LIBOR borrowings (if PCHI’s senior secured leverage ratio is less than or equal to 3.20:1:00).

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

The term loans under the Term Loan Credit Agreement mature on August 19, 2022. PCHI is required to repay installments on the loans in quarterly principal amounts of 0.25%, with the remaining amount payable on the maturity date.

The term loans may be voluntarily prepaid at any time without premium or penalty, other than customary breakage costs with respect to loans based on the LIBOR rate.

All obligations under the agreement are jointly and severally guaranteed by PC Intermediate, PCHI and each existing and future wholly-owned domestic subsidiary of PCHI. PCHI and each guarantor has secured its obligations, subject to certain exceptions and limitations, by a first-priority lien on substantially all of its assets (other than accounts receivable, inventory, cash and certain related assets), including a pledge of all of the capital stock held by PC Intermediate, PCHI and each guarantor, and a second-priority lien on its accounts receivable, inventory, cash and certain related assets.

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

At December 31, 2018, the outstanding principal amount of term loans under the Term Loan Credit Agreement was $799.9 million, excluding the impact of deferred financing costs, original issue discounts and capitalized call premiums.

6.125% Senior Notes

The 6.125% Senior Notes mature on August 15, 2023. Interest on the notes is payable semi-annually in arrears on February 15 and August 15 of each year.

The notes are guaranteed, jointly and severally, on a senior basis by each of PCHI’s existing and future wholly-owned domestic subsidiaries that guarantee the Senior Credit Facilities. The notes and the guarantees are general unsecured senior obligations and are effectively subordinated to all other secured debt to the extent of the assets securing such secured debt.

The indenture governing the 6.125% Senior Notes contains certain covenants limiting, among other things and subject to certain exceptions, PCHI’s ability to:

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

PCHI may redeem the 6.125% Senior Notes, in whole or in part, at the following (expressed as a percentage of the principal amount to be redeemed):

Twelve-month period beginning on August 15,	Percentage
2018	103.063%
2019	101.531%
2020 and thereafter	100.000%

Also, if PCHI experiences certain types of change in control, as defined, PCHI may be required to offer to repurchase the 6.125% Senior Notes at 101% of their principal amount.

6.625% Senior Notes

The 6.625% Senior Notes mature on August 1, 2026. Interest on the new notes is payable semi-annually in arrears on February 1st and August 1st of each year.

The notes are guaranteed, jointly and severally, on a senior basis by each of PCHI’s existing and future wholly-owned domestic subsidiaries that guarantee the Senior Credit Facilities. The notes and the guarantees are general unsecured senior obligations and are effectively subordinated to all other secured debt to the extent of the assets securing such secured debt.

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

On or after August 1, 2021, PCHI may redeem the notes, in whole or in part, at the following (expressed as a percentage of the principal amount to be redeemed):

Twelve-month period beginning on August 1,	Percentage
2021	103.313%
2022	101.656%
2023 and thereafter	100.000%

In addition, PCHI may redeem up to 40% of the aggregate principal amount outstanding on or before August 1, 2021 with the cash proceeds from certain equity offerings at a redemption price of 106.625% of the principal amount. PCHI may also redeem some or all of the notes before August 1, 2021 at a redemption price of 100% of the principal amount plus a premium that is defined in the indenture governing the 6.625% Senior Notes.

Also, if PCHI experiences certain types of change in control, as defined, PCHI may be required to offer to repurchase the notes at 101% of their principal amount.

Other Credit Agreements

At December 31, 2018 and December 31, 2017, borrowings under the foreign facilities totaled $1.7 million and $2.3 million, respectively.

Other Indebtedness

Additionally, we have entered into various capital leases for machinery and equipment. At December 31, 2018 and December 31, 2017 the balances of such leases in our consolidated balance sheets were $3.8 million and $3.3 million, respectively. We also have numerous non-cancelable operating leases for retail store sites, as well as leases for offices, distribution facilities and manufacturing facilities. These leases generally contain renewal options and require us to pay real estate taxes, utilities and related insurance costs.

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

Cash Flow Data – Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Net cash provided by operating activities totaled $101.9 million during 2018. Net cash provided by operating activities totaled $267.9 million during 2017. Net cash flows provided by operating activities before changes in operating assets and liabilities were $226.4 million during 2018, compared to $219.3 million during 2017. Changes in operating assets and liabilities during 2018 resulted in a use of cash of $124.5 million. Changes in operating assets and liabilities during 2017 resulted in a source of cash of $48.6 million. The operating assets and liabilities year over year change was principally due to: 2017 benefitting from Halloween carryover inventory from the 2016 Halloween selling season, the increased store count in 2018 and higher interest payments during 2018.

Net cash used in investing activities totaled $150.9 million during 2018, as compared to $141.6 million during 2017. Investing activities during 2018 included $65.3 million paid in connection with acquisitions, principally related to franchise stores (see Note 5 to the consolidated financial statements for further detail). Capital expenditures during 2018 and 2017 were $85.7 million and $67.0 million, respectively. Retail capital expenditures totaled $51.8 million during 2018 and principally related to initiatives for improving store performance, web re-platforming, investments in new stores and spending on store conversions. Wholesale capital expenditures during 2018 totaled $33.9 million and primarily related to printing plates and dies, as well as machinery and equipment at the Company’s manufacturing operations and main distribution center.

Net cash provided by financing activities was $56.2 million during 2018. Net cash used in financing activities was $140.0 million during 2017. The change in net cash provided by/used in financing activities was necessary due to higher cash used in operating activities (see above for further detail).

Cash Flow Data – Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

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

Tabular Disclosure of Contractual Obligations

Our contractual obligations at December 31, 2018 are summarized by the year in which the payments are due in the following table (amounts in thousands):

	Total	2019	2020	2021	2022	2023	Thereafter
Long-term debt obligations (a)	$1,649,917	$12,266	$12,266	$12,266	$763,119	$350,000	$500,000
Capital lease obligations (a)	3,815	1,050	940	1,154	651	20	0
Operating lease obligations (a)	1,106,910	199,283	181,889	164,628	147,245	118,660	295,205
Transition Tax on unremitted foreign earnings (b)	4,205	0	0	0	0	0	4,205
Minimum product royalty obligations (a)	57,024	30,815	24,222	1,987	0	0	0

Total contractual obligations	$2,821,871	$243,414	$219,317	$180,035	$911,015	$468,680	$799,410

(a)	See Item 8, “Financial Statements and Supplementary Data,” for further detail.
(b)

As a result of the Act, the U.S. is transitioning from a worldwide system of international taxation to a territorial tax system, thereby eliminating the U.S. federal tax on foreign earnings. However, the Act requires a one-time deemed repatriation tax on such earnings and, accordingly, we have recorded a liability related to such requirement. See footnote 13 of Item 8, “Financial Statements and Supplementary Data”, for further discussion.

Not included in the above table are borrowings under the ABL Facility of $303.5 million, with a maturity date of 2023, and borrowings under our foreign credit facilities of $1.7 million.

Not included in the above table are $1.3 million of net potential cash obligations associated with unrecognized tax benefits due to the high degree of uncertainty regarding the timing of future cash outflows associated with such obligations. Refer to the notes to the consolidated financial statements which are included elsewhere in this Annual Report on Form 10-K for further information related to unrecognized tax benefits.

Additionally, not included in the above table are expected interest payments associated with the Term Loan Credit Agreement and the senior notes, of approximately $94.5 million in 2019, $93.9 million in 2020, $93.3 million in 2021, $78.9 million in 2022, $46.5 million in 2023 and $85.6 million thereafter. Interest payments are estimates based on our debt’s scheduled maturities and stated interest rates or, for variable rate debt, interest rates as of December 31, 2018. Our estimates do not reflect interest payments on the credit facilities or the possibility of additional interest from the refinancing of our debt as such amounts are not determinable.

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

Revenue Transactions – Retail

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

Revenue Transactions – Wholesale

For most of the Company’s wholesale sales, control transfers upon the Company’s shipment of the product. Wholesale sales returns are not significant as the Company generally only accepts the return of goods that were shipped to the customer in error or that were damaged when received by the customer. Additionally, due to its extensive history operating as a leading party goods wholesaler, the Company has sufficient history with which to estimate future sales returns.

In most cases, the determination of the transaction price is fixed based on the contract and/or purchase order. To the extent that the Company charges customers for freight costs, the Company records such amounts in revenue. The Company excludes all sales taxes and value-added taxes from revenue.

The majority of the sales for the Company’s wholesale business are due within 30 to 120 days from the transfer of control of the product and substantially all of the sales are collected within a year from such transfer. For all transactions for which the Company expects to collect the transaction price within a year from the transfer of control, the Company does not adjust the consideration for the effects of a significant financing component.

Judgments

Although most of the Company’s revenue transactions consist of fixed transaction prices and the transfer of control at either the point of sale (for retail) or when the product is shipped (for wholesale), certain transactions involve a limited number of judgments. For transactions for which control transfers to the customer when the freight carrier delivers the product to the customer, the Company estimates the date of such receipt based on historical shipping times. Additionally, the Company utilizes historical data to estimate sales returns. Due to its extensive history operating as a leading party goods retailer, the Company has sufficient history with which to estimate such amounts.

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

Long-Lived and Intangible Assets (including Goodwill)

We review the recoverability of our long-lived assets, including finite-lived intangible assets, whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. For purposes of recognizing and measuring impairment, we evaluate long-lived assets/asset groups, other than goodwill, based upon the lowest level of independent cash flows ascertainable to evaluate impairment. If an impairment indicator exists, we compare the undiscounted future cash flows of the asset/asset group to the carrying value of the asset/asset group. If the sum of the undiscounted future cash flows is less than the carrying value of the asset/asset group, we would recognize an impairment loss. The impairment related to long-lived assets is measured as the amount by which the carrying amount of the asset(s) exceeds the fair value of the asset(s). When fair values are not readily available, we estimate fair values using discounted expected future cash flows. Such estimates of fair value require significant judgment, and actual fair value could differ due to changes in the expectations of cash flows or other assumptions, including discount rates.

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

If it is concluded that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we estimate the fair value of the reporting unit using a combination of a market approach and an income approach. If such carrying value exceeds the fair value, an impairment loss will be recognized in an amount equal to such excess. The fair value of a reporting unit refers to the amount at which the unit as a whole could be sold in a current transaction between willing parties. The determination of such fair value is subjective, and actual fair value could differ due to changes in the expectations of cash flows or other assumptions including discount rates.

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

Stock-Based Compensation

Accounting for stock-based compensation requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation expense over the service period for awards which are expected to vest.

The value of our stock-based awards is recognized as expense over the service period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires judgment and to the extent that actual results or updated estimates differ from our current estimates such revisions will be recorded as cumulative adjustments in the periods during which the estimates are revised. Actual results and future estimates may differ significantly from our current estimates.

The Company grants restricted stock units which vest if certain cash flow and earnings per share targets are met. We recognize compensation expense for such awards if it is probable that the awards will vest. Determining whether it is probable that such awards will vest requires judgment and to the extent that actual results, or revised estimates, differ from our current estimates, such revisions will be recorded as cumulative adjustments in the periods during which the estimates are changed. Actual results and future estimates may differ significantly from our current estimates.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows: Restricted Cash”. The pronouncement requires companies to show changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The Company adopted the pronouncement, which requires retrospective application, during the first quarter of 2018. The impact of such adoption was immaterial to the Company’s consolidated financial statements. See Note 22 for further discussion.

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

In February 2016, the FASB issued ASU 2016-02, “Leases”. The ASU requires that companies recognize assets and liabilities for the rights and obligations created by companies’ leases. The update is effective for the Company during the first quarter of 2019. The Company’s current lease portfolio is primarily comprised of store leases, manufacturing and distribution facility leases and office leases. Most of the Company’s leases are operating leases. The Company’s finance leases are not material to its consolidated financial statements. Upon adoption of this standard, the Company will recognize a right of use asset and liability related to substantially all of its operating lease arrangements with terms of greater than twelve months. The Company established a cross-functional team to implement the pronouncement and the team has finalized the implementation of a new software solution and its assessment of the practical expedients and policy elections offered by the standard. Due to the nature of the Company’s business, it is often executing new leases and amending existing leases. Currently, the Company estimates that its right of use asset for its operating leases will be in the range of $740 million to $820 million. Additionally, the Company currently estimates that its liability for its operating leases will be in the range of $820 million to $900 million. The adoption of the pronouncement will not have a material impact on the Company’s consolidated statement of operations and comprehensive income and it will not impact the Company’s compliance with its debt covenants. The FASB has provided companies with a transition option under which they can opt to continue to apply legacy guidance in comparative periods and recognize a cumulative effect adjustment to January 1, 2019 retained earnings (if applicable). The Company has elected the option. The cumulative effect adjustment will not have a material impact on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The pronouncement contains a five-step model which replaces most existing revenue recognition guidance. The new standard became effective for the Company on January 1, 2018. The Company adopted the pronouncement using the modified retrospective approach. Therefore, on January 1, 2018, the Company adjusted its accounting for certain discounts which are related to the timing of payments by customers of its wholesale business and the Company recorded a cumulative-effect adjustment which reduced retained earnings by less than $0.1 million. Additionally, as of such date, the Company modified its accounting for certain metallic balloon sales of its wholesale segment and started to defer the recognition of revenue on such sales, and the related costs, until the balloons have been filled with helium. As a result, the Company recorded a cumulative-effect adjustment which increased retained earnings by less than $0.1 million. Finally, as of such date, the Company adjusted its accounting for certain discounts on wholesale sales of seasonal product and the Company recorded a cumulative-effect adjustment which reduced retained earnings by less than $0.1 million. See Note 20 for further discussion of the adoption of the pronouncement and the Company’s revenue recognition policy.

Quarterly Results

Despite a concentration of holidays in the fourth quarter of the year, as a result of our expansive product lines and customer base and increased promotional activities, the impact of seasonality on the quarterly results of our wholesale segment has been limited. However, due to Halloween and Christmas, the inventory balances of our wholesale segment are slightly higher during the third quarter than during the remainder of the year. Additionally, the promotional activities of our wholesale business, including special dating terms, particularly with respect to Halloween products sold to retailers and other distributors, result in slightly higher accounts receivable balances during the third quarter. Our retail segment is subject to significant seasonal variations. Historically, our retail segment has realized a significant portion of its revenues, cash flow and net income in the fourth quarter of the year, principally due to our Halloween sales in October and, to a lesser extent, year-end holiday sales. The table below sets forth our historical revenues, gross profit, income (loss) from operations, net income (loss), net income (loss) attributable to common shareholders of Party City Holdco Inc. and net income (loss) per share attributable to common shareholders of Party City Holdco Inc. (Basic and Diluted) for each of the last twelve quarters (dollars in thousands):

	For the Three Months Ended,
	March 31,	June 30,	September 30,	December 31,
2018:
Net sales	$505,108	$558,101	$550,840	$802,393
Royalties and franchise fees	2,716	2,910	2,206	3,241
Gross profit	188,142	228,624	201,199	363,119
Income from operations	22,256	65,451	31,738	158,840
Net (loss) income	(1,163)	28,048	(2,440)	98,374
Net (loss) income attributable to common shareholders of Party City Holdco Inc.	(1,133)	28,487	(2,420)	98,325
Net (loss) income per share attributable to common shareholders of Party City Holdco Inc.—Basic	$(0.01)	$0.30	$(0.03)	$1.03
Net (loss) income per share attributable to common shareholders of Party City Holdco Inc.—Diluted	$(0.01)	$0.29	$(0.03)	$1.02

	For the Three Months Ended,
	March 31,	June 30,	September 30,	December 31,
2017:
Net sales	$473,963	$541,653	$557,350	$785,020
Royalties and franchise fees	3,036	3,225	2,759	4,563
Gross profit	175,244	219,753	199,827	367,883
Income from operations	14,671	60,699	37,388	167,378
Net (loss) income	(4,683)	24,982	10,084	184,957
Net (loss) income attributable to common shareholders of Party City Holdco Inc.	(4,683)	24,982	10,084	184,957
Net (loss) income per share attributable to common shareholders of Party City Holdco Inc.—Basic	$(0.04)	$0.21	$0.08	$1.59
Net (loss) income per share attributable to common shareholders of Party City Holdco Inc.—Diluted	$(0.04)	$0.21	$0.08	$1.58

	For the Three Months Ended,
	March 31,	June 30,	September 30,	December 31,
2016:
Net sales	$454,286	$515,426	$553,382	$743,292
Royalties and franchise fees	3,454	3,987	3,568	5,996
Gross profit	166,519	207,561	196,720	345,199
Income from operations	19,556	58,480	36,918	159,130
Net (loss) income	(394)	22,515	10,180	85,176
Net (loss) income attributable to common shareholders of Party City Holdco Inc.	(394)	22,515	10,180	85,176
Net (loss) income per share attributable to common shareholders of Party City Holdco Inc.—Basic	$(0.00)	$0.19	$0.09	$0.71
Net (loss) income per share attributable to common shareholders of Party City Holdco Inc.—Diluted	$(0.00)	$0.19	$0.08	$0.71

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

If market interest rates for our variable rate indebtedness averaged 2% more than the actual market interest rates during the year ended December 31, 2018, our interest expense for the year would have increased by $27.9 million.

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

1)

Certain foreign subsidiaries purchase product or raw materials in U.S. Dollars and sell such product in their local currencies. To the extent that the subsidiaries cannot adjust their local currency selling prices to reflect the strengthening of the U.S. Dollar, the subsidiaries’ gross margins are negatively impacted when the related product is sold. The subsidiaries that are impacted by this risk principally operate in the Canadian dollar, Euro, British Pound Sterling, Australian dollar and Mexican Peso. Canadian dollar-based subsidiaries and British Pound Sterling-based subsidiaries each purchase approximately $40 million of USD-denominated product per year. Euro-based subsidiaries purchase approximately $30 million of USD-denominated product per year. Australian Dollar-based subsidiaries purchase approximately $20 million of USD-denominated product per year. Mexican Peso-based subsidiaries purchase approximately $15 million of USD-denominated raw materials/finished goods per year.

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

4)

Additionally, the financial statements of foreign subsidiaries with functional currencies other than the U.S. Dollar are translated into U.S. Dollars during our financial statement close process. To the extent that the U.S. Dollar fluctuates versus such functional currencies, our consolidated financial statements are impacted. Based on the income from operations for such subsidiaries for the year ended December 31, 2018, a uniform 10% change in such exchange rates versus the U.S. Dollar would have impacted our consolidated income from operations for the year by approximately $1.4 million.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Party City Holdco Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Party City Holdco Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018 and the related notes and financial statement schedules listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2019 expressed an unqualified opinion thereon.

Adoption of ASU No. 2014-09

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2018 Party City Holdco Inc. changed its method for recognizing revenue as a result of the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the amendments in ASUs 2015-14, 2016-08, 2016-10 and 2016-12.

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

February 28, 2019

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Party City Holdco Inc.

Opinion on Internal Control over Financial Reporting

We have audited Party City Holdco Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Party City Holdco Inc. and subsidiaries’ (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018 and the related notes and financial statement schedules listed in the Index at Item 15 and our report dated February 28, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New York, New York

February 28, 2019

PARTY CITY HOLDCO INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$58,909	$54,291
Accounts receivable, net	146,983	140,980
Inventories, net	756,038	604,066
Prepaid expenses and other current assets	61,905	77,816

Total current assets	1,023,835	877,153
Property, plant and equipment, net	321,044	301,141
Goodwill	1,656,950	1,619,253
Trade names	568,031	568,681
Other intangible assets, net	60,164	75,704
Other assets, net	12,323	12,824

Total assets	$3,642,347	$3,454,756

LIABILITIES, REDEEMABLE SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$302,751	$286,291
Accounts payable	208,149	160,994
Accrued expenses	161,228	176,609
Income taxes payable	25,993	45,568
Current portion of long-term obligations	13,316	13,059

Total current liabilities	711,437	682,521
Long-term obligations, excluding current portion	1,621,963	1,532,090
Deferred income tax liabilities	174,427	175,836
Deferred rent and other long-term liabilities	87,548	91,929

Total liabilities	2,595,375	2,482,376
Redeemable securities	3,351	3,590

Commitments and contingencies

Stockholders’ equity:
Common stock (93,622,934 and 96,380,102 shares outstanding and 120,788,159 and 119,759,669 shares issued at December 31, 2018 and December 31, 2017, respectively)	1,208	1,198
Additional paid-in capital	922,476	917,192
Retained earnings	495,777	372,596
Accumulated other comprehensive loss	(49,201)	(35,818)

Total Party City Holdco Inc. stockholders’ equity before common stock held in treasury	1,370,260	1,255,168
Less: Common stock held in treasury, at cost (27,165,225 shares and 23,379,567 shares at December 31, 2018 and December 31, 2017, respectively)	(326,930)	(286,733)

Total Party City Holdco Inc. stockholders’ equity	1,043,330	968,435
Noncontrolling interests	291	355

Total stockholders’ equity	1,043,621	968,790

Total liabilities, redeemable securities and stockholders’ equity	$3,642,347	$3,454,756

See accompanying notes to consolidated financial statements.

PARTY CITY HOLDCO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except share and per share data)

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Revenues:
Net sales	$2,416,442	$2,357,986	$2,266,386
Royalties and franchise fees	11,073	13,583	17,005

Total revenues	2,427,515	2,371,569	2,283,391
Expenses:
Cost of sales	1,435,358	1,395,279	1,350,387
Wholesale selling expenses	71,502	65,356	59,956
Retail operating expenses	425,996	415,167	408,583
Franchise expenses	13,214	14,957	15,213
General and administrative expenses	172,764	168,369	152,919
Art and development costs	23,388	23,331	22,249
Development stage expenses	7,008	8,974	0

Total expenses	2,149,230	2,091,433	2,009,307

Income from operations	278,285	280,136	274,084
Interest expense, net	105,706	87,366	89,380
Other expense (income), net	10,982	4,626	(2,010)

Income before income taxes	161,597	188,144	186,714
Income tax expense (benefit)	38,778	(27,196)	69,237

Net income	122,819	215,340	117,477
Add: Net income attributable to redeemable securities holder	409	0	0
Less: Net loss attributable to noncontrolling interests	(31)	0	0

Net income attributable to common shareholders of Party City Holdco Inc	$123,259	$215,340	$117,477

Net income per share attributable to common shareholders of Party City Holdco Inc.—Basic	$1.28	$1.81	$0.98

Net income per share attributable to common shareholders of Party City Holdco Inc.—Diluted	$1.27	$1.79	$0.98

Weighted-average number of common shares—Basic	96,133,144	118,589,421	119,381,842
Weighted-average number of common shares—Diluted	97,271,050	119,894,021	120,369,672
Other comprehensive (loss) income, net of tax:
Foreign currency adjustments	$(14,479)	$17,561	$(19,770)
Cash flow hedges	1,063	(1,140)	321

Other comprehensive (loss) income, net	(13,416)	16,421	(19,449)

Comprehensive income	109,403	231,761	98,028
Add: Comprehensive income attributable to redeemable securities holder	409	0	0
Less: Comprehensive loss attributable to noncontrolling interests	(64)	0	0

Comprehensive income attributable to common shareholders of Party City Holdco Inc.	$109,876	$231,761	$98,028

See accompanying notes to consolidated financial statements.

PARTY CITY HOLDCO INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2016, December 31, 2017 and December 31, 2018

(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Party City Holdco Inc. Stockholders’ Equity Before Common Stock Held In Treasury	Common Stock Held In Treasury	Total Party City Holdco Inc. Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
Balance at December 31, 2015	$1,193	$904,425	$40,189	$(32,790)	$913,017	$0	$913,017	$0	$913,017
Net income			117,477		117,477		117,477		117,477
Stock option expense		3,853			3,853		3,853		3,853
Exercise of stock options	2	1,371			1,373		1,373		1,373
Foreign currency adjustments				(19,770)	(19,770)		(19,770)		(19,770)
Excess tax benefit from stock options		518			518		518		518
Impact of foreign exchange contracts				321	321		321		321

Balance at December 31, 2016	$1,195	$910,167	$157,666	$(52,239)	$1,016,789	$0	$1,016,789	$0	$1,016,789
Net income			215,340		215,340		215,340		215,340
Stock option expense		5,309			5,309		5,309		5,309
Warrant		421			421		421		421
Adjustment to redeemable securities			(410)		(410)		(410)		(410)
Exercise of stock options	3	1,295			1,298		1,298		1,298
Foreign currency adjustments				17,561	17,561		17,561		17,561
Treasury stock purchases					0	(286,733)	(286,733)		(286,733)
Acquired noncontrolling interest					0		0	355	355
Impact of foreign exchange contracts				(1,140)	(1,140)		(1,140)		(1,140)

Balance at December 31, 2017	$1,198	$917,192	$372,596	$(35,818)	$1,255,168	$(286,733)	$968,435	$355	$968,790
Cumulative effect of change in accounting principle, net (see Note 2)			(78)		(78)		(78)		(78)

Balance at December 31, 2017, adjusted	$1,198	$917,192	$372,518	$(35,818)	$1,255,090	$(286,733)	$968,357	$355	$968,712
Net income (loss)			122,850		122,850		122,850	(31)	122,819
Net income attributable to redeemable securities holder			409		409		409		409
Stock option expense		1,744			1,744		1,744		1,744
Restricted stock units — time-based	6	1,168			1,174		1,174		1,174
Directors — non-cash compensation		196			196		196		196
Warrant		(89)			(89)		(89)		(89)
Exercise of stock options	4	2,265			2,269		2,269		2,269
Foreign currency adjustments				(14,446)	(14,446)		(14,446)	(33)	(14,479)
Treasury stock purchases					0	(40,197)	(40,197)		(40,197)
Impact of foreign exchange contracts				1,063	1,063		1,063		1,063

Balance at December 31, 2018	$1,208	$922,476	$495,777	$(49,201)	$1,370,260	$(326,930)	$1,043,330	$291	$1,043,621

PARTY CITY HOLDCO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
		(Adjusted, see Note 2)	(Adjusted, see Note 2)
Cash flows provided by operating activities:
Net income	$122,819	$215,340	$117,477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	78,575	85,168	83,630
Amortization of deferred financing costs and original issuance discounts	10,989	4,937	5,818
Provision for doubtful accounts	1,213	560	781
Deferred income tax expense (benefit)	4,573	(102,651)	3,401
Deferred rent	5,351	7,287	18,835
Undistributed (income) loss in equity method investments	(369)	(194)	314
Loss on disposal of assets	3	475	14
Non-employee equity based compensation	81	3,033	0
Stock option expense	1,744	5,309	3,853
Restricted stock units expense—time-based	1,174	0	0
Directors—non-cash compensation	196	0	0
Changes in operating assets and liabilities, net of effects of acquired businesses:
(Increase) decrease in accounts receivable	(10,431)	1,153	(5,898)
(Increase) decrease in inventories	(142,866)	37,175	(42,819)
Decrease (increase) in prepaid expenses and other current assets	16,666	(9,117)	(14,517)
Increase in accounts payable, accrued expenses and income taxes payable	12,138	19,408	86,893

Net cash provided by operating activities	101,856	267,883	257,782
Cash flows used in investing activities:
Cash paid in connection with acquisitions, net of cash acquired	(65,301)	(74,710)	(31,820)
Capital expenditures	(85,661)	(66,970)	(81,948)
Proceeds from disposal of property and equipment	55	35	35

Net cash used in investing activities	(150,907)	(141,645)	(113,733)
Cash flows provided by (used in) financing activities:
Repayment of loans, notes payable and long-term obligations	(547,695)	(234,619)	(1,521,218)
Proceeds from loans, notes payable and long-term obligations	652,087	380,092	1,399,717
Excess tax benefit from stock options	0	0	518
Exercise of stock options	2,269	1,298	1,373
Treasury stock purchases	(40,197)	(286,733)	0
Debt issuance costs	(10,294)	0	(130)

Net cash provided by (used in) financing activities	56,170	(139,962)	(119,740)
Effect of exchange rate changes on cash and cash equivalents	(2,308)	3,367	(2,636)

Net increase (decrease) in cash and cash equivalents and restricted cash	4,811	(10,357)	21,673
Cash and cash equivalents and restricted cash at beginning of period	54,408	64,765	43,092

Cash and cash equivalents and restricted cash at end of period	$59,219	$54,408	$64,765

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$94,472	$76,171	$86,183
Income taxes, net of refunds	$59,156	$66,445	$26,883

Supplemental information on non-cash activities:

Capital lease obligations of $1,362, $1,553, and $1,623 were incurred during the years ended December 31, 2018, 2017, and 2016, respectively.

See accompanying notes to consolidated financial statements.

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share)

Note 1 — Organization, Description of Business and Basis of Presentation

Party City Holdco Inc. (the “Company” or “Party City Holdco”) is a vertically integrated supplier of decorated party goods. The Company designs, manufactures, sources and distributes party goods, including paper and plastic tableware, metallic and latex balloons, Halloween and other costumes, accessories, novelties, gifts and stationery. The Company’s retail operations include approximately 960 specialty retail party supply stores (including franchise stores) in the United States and Canada, operating under the name Party City, e-commerce websites, principally operating under the domain name PartyCity.com, and a network of approximately 250—300 temporary Halloween City stores (including approximately 50 jointly under the Halloween City and Toy City banners). In addition to the Company’s retail operations, it is also a global designer, manufacturer and distributor of decorated party supplies, with products found in over 40,000 retail outlets, including independent party supply stores, mass merchants, grocery retailers, e-commerce merchandisers and dollar stores. The Company’s products are available in over 100 countries with the United Kingdom, Canada, Germany, Mexico and Australia among the largest end markets outside of the United States.

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

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

Inventories

Inventories are valued at the lower of cost and net realizable value. In assessing the ultimate realization of inventories, the Company makes judgments regarding, among other things, future demand and market conditions, current inventory levels and the impact of the possible discontinuation of product designs.

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

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. Judgment is required in assessing the ultimate realization of these receivables, including consideration of the Company’s history of receivable write-offs, the level of past due accounts and the economic status of the Company’s customers. In an effort to identify adverse trends relative to customer economic status, the Company assesses the financial health of the markets it operates in and performs periodic credit evaluations of its customers and ongoing reviews of account balances and aging of receivables. Amounts are considered past due when payment has not been received within the time frame of the credit terms extended. Write-offs are charged directly against the allowance for doubtful accounts and occur only after all collection efforts have been exhausted. At December 31, 2018 and 2017, the allowance for doubtful accounts was $2,933 and $2,971, respectively.

Long-Lived and Intangible Assets (including Goodwill)

Property, plant and equipment are stated at cost. Equipment under capital leases is stated at the present value of the minimum lease payments at the inception of the lease. Depreciation is calculated principally on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset.

The Company reviews the recoverability of its finite long-lived assets, including finite-lived intangible assets, whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. For purposes of recognizing and measuring impairment, the Company evaluates long-lived assets/asset groups, other than goodwill, based upon the lowest level of independent cash flows ascertainable to evaluate impairment. If an impairment indicator exists, we compare the undiscounted future cash flows of the asset/asset group to the carrying value of the asset/asset group. If the sum of the undiscounted future cash flows is less than the carrying value of the asset/asset group, the Company would recognize an impairment loss. The impairment related to long-lived assets is measured as the amount by which the carrying amount of the asset(s) exceeds the fair value of the asset(s).

In the evaluation of the fair value and future benefits of finite long-lived assets attached to retail stores, the Company performs its cash flow analysis on a store-by-store basis. Various factors including future sales growth and profit margins are included in this analysis.

Goodwill represents the excess of the purchase price of acquired entities over the estimated fair value of the net assets acquired. Goodwill and other intangibles with indefinite lives are not amortized, but are reviewed for impairment annually or more frequently if certain impairment indicators arise.

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

If it is concluded that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company estimates the fair value of the reporting unit using a combination of a market approach and an income approach. If such carrying value exceeds the fair value an impairment loss will be recognized in an amount equal to such excess. The fair value of a reporting unit refers to the amount at which the unit as a whole could be sold in a current transaction between willing parties.

Deferred Financing Costs

Deferred financing costs are netted against amounts outstanding under the related debt instruments. They are amortized to interest expense over the terms of the instruments using the effective interest method.

Deferred Rent and Rental Expenses

The Company leases its retail stores under operating leases that generally have initial terms of ten years, with two five year renewal options. The Company’s leases may have early cancellation clauses, which permit the lease to be terminated if certain sales levels are not met in specific periods, and may provide for the payment of contingent rent based on a percentage of the store’s net sales. The Company’s lease agreements generally have defined escalating rent provisions, which are reported as a deferred rent liability and expensed on a straight-line basis over the term of the related lease, commencing with the date of possession. In addition, the Company may receive cash allowances from its landlords on certain properties, which are reported as deferred rent and amortized to rent expense over the term of the lease, also commencing with the date of possession. The Company’s deferred rent liability at December 31, 2018 and 2017 was $81,634 and $76,994, respectively.

Equity Method Investments

The Company has an investment in Convergram Mexico, S. De R.L. De C.V., a joint venture distributing metallic balloons, principally in Mexico and Latin America. The Company accounts for its 49.9% investment in the joint venture using the equity method of accounting.

Additionally, the Company has an investment in PD Retail Group Limited, a joint venture operating party goods stores in the United Kingdom (“U.K.”). The Company accounts for its 50% investment using the equity method of accounting.

Further, the Company has a 28% ownership interest in Punchbowl, Inc., a provider of digital greeting cards and digital invitations. The Company is also accounting for such investment under the equity method.

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

Wholesale

For most of the Company’s wholesale sales, control transfers upon the Company’s shipment of the product. Wholesale sales returns are not significant as the Company generally only accepts the return of goods that were shipped to the customer in error or that were damaged when received by the customer. Additionally, due to its extensive history operating as a leading party goods wholesaler, the Company has sufficient history with which to estimate future sales returns.

In most cases, the determination of the transaction price is fixed based on the contract and/or purchase order. To the extent that the Company charges customers for freight costs, the Company records such amounts in revenue. The Company excludes all sales taxes and value-added taxes from revenue.

The majority of the sales for the Company’s wholesale business are due within 30 to 120 days from the transfer of control of the product and substantially all of the sales are collected within a year from such transfer. For all transactions for which the Company expects to collect the transaction price within a year from the transfer of control, the Company does not adjust the consideration for the effects of a significant financing component.

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

Cost of Sales

Cost of sales at wholesale reflects the production costs (i.e., raw materials, labor and overhead) of manufactured goods and the direct cost of purchased goods, inventory shrinkage, inventory adjustments, inbound freight to the Company’s manufacturing and distribution facilities, distribution costs and outbound freight to transfer goods to the Company’s wholesale customers. At retail, cost of sales reflects the direct costs of goods purchased from third parties and the production costs/purchase costs of goods acquired from the Company’s wholesale operations. Retail cost of sales also includes inventory shrinkage, inventory adjustments, inbound freight, occupancy costs related to store operations (such as rent, utilities and common area maintenance), depreciation on assets and all logistics costs (i.e., handling and distribution costs) associated with the Company’s e-commerce business.

Retail Operating Expenses

Retail operating expenses include costs associated with the operation of the Company’s retail stores (with the exception of occupancy costs, which are included in cost of sales). Retail operating expenses principally consist of employee compensation and benefits, advertising, supplies expense and credit card fees.

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

Advertising

Advertising costs are expensed as incurred. Retail advertising expenses for the years ended December 31, 2018, December 31, 2017, and December 31, 2016 were $68,756, $61,187, and $63,528, respectively.

Variable Interest Entities

When determining whether a legal entity should be consolidated, the Company first determines whether it has a variable interest in the legal entity. If a variable interest exists, the Company determines whether the legal

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

entity is a variable interest entity due to either: 1) a lack of sufficient equity to finance its activities, 2) the equity holders lacking the characteristics of a controlling financial interest, or 3) the legal entity being structured with non-substantive voting rights. If the Company concludes that the legal entity is a variable interest entity, the Company next determines whether it is the primary beneficiary due to it possessing both: 1) the power to direct the activities of a variable interest entity that most significantly impact the variable interest entity’s economic performance, and 2) the obligation to absorb losses of the variable interest entity that potentially could be significant to the variable interest entity or the right to receive benefits from the variable interest entity which could be significant to the variable interest entity. If the Company concludes that it is the primary beneficiary, it consolidates the legal entity.

During 2017, the Company and Ampology, a subsidiary of Trivergence, reached an agreement to form a new legal entity, Kazzam, LLC (“Kazzam”), for the purpose of designing, developing and launching an online exchange platform for party-related services. Although the Company currently only owns 26% of Kazzam’s equity, the Company has concluded that: a) Kazzam is a variable interest entity as it has insufficient equity at risk, and b) the Company is its primary beneficiary. Therefore, the Company has consolidated Kazzam into the Company’s financial statements.

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

If derivative financial instruments qualify as fair value hedges, the gain or loss on the instrument and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in net income during the period of the change in fair values. For derivative financial instruments that qualify as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income and reclassified into net income in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of a cash flow hedge, if any, is determined based on the dollar-offset method (i.e., the gain or loss on the derivative financial instrument in excess of the cumulative

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

change in the present value of future cash flows of the hedged item) and is recognized in net income during the period of change. As long as hedge effectiveness is maintained, interest rate swap arrangements and foreign currency exchange agreements qualify for hedge accounting as cash flow hedges (see Note 18).

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

Foreign Currency Transactions and Translation

The functional currencies of the Company’s foreign operations are the local currencies in which they operate. Foreign currency exchange gains or losses resulting from receivables or payables in currencies other than the functional currencies generally are recognized in the Company’s statement of operations and comprehensive income (loss). The balance sheets of foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect on the balance sheet date. The results of operations of foreign subsidiaries are translated into U.S. dollars at the average exchange rates effective for the periods presented. The differences from historical exchange rates are recorded as comprehensive income (loss) and are included as a component of accumulated other comprehensive loss.

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

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

A reconciliation between basic and diluted income per share is as follows:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Net income attributable to common shareholders of Party City Holdco Inc.:	$123,259	$215,340	$117,477
Weighted average shares — Basic:	96,133,144	118,589,421	119,381,842
Effect of dilutive restricted stock units:	9,661	0	0
Effect of dilutive stock options:	1,128,245	1,304,600	987,830

Weighted average shares — Diluted:	97,271,050	119,894,021	120,369,672
Net income per share attributable to common shareholders of Party City Holdco Inc. — Basic:	$1.28	$1.81	$0.98

Net income per share attributable to common shareholders of Party City Holdco Inc. — Diluted:	$1.27	$1.79	$0.98

During the years ended December 31, 2018, December 31, 2017, and December 31, 2016, 2,394,868 stock options, 2,392,150 stock options and 2,371,876 stock options, respectively, were excluded from the calculations of net income per share attributable to common shareholders of Party City Holdco Inc. – diluted as they were anti-dilutive. Additionally, during the years ended December 31, 2018, December 31, 2017, and December 31, 2016, 596,000 warrants, 596,000 warrants and 0 warrants, respectively, were excluded from the calculations of net income per share attributable to common shareholders of Party City Holdco Inc. – diluted as they were anti-dilutive. Further, during the years ended December 31, 2018, December 31, 2017, and December 31, 2016, 141,400 restricted stock units, 0 restricted stock units and 0 restricted stock units, respectively, were excluded from the calculations of net income per share attributable to common shareholders of Party City Holdco Inc. – diluted as they were anti-dilutive.

Recently Issued Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, “Compensation — Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting”. The ASU simplifies the accounting for non-employee share-based payments. The update is effective for the Company during the first quarter of 2019. Although the Company continues to evaluate this pronouncement, it does not believe that it will have a material impact on the Company’s consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows: Restricted Cash”. The pronouncement requires companies to show changes in the total of cash, cash equivalents, restricted cash and

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

restricted cash equivalents in the statement of cash flows. The Company adopted the pronouncement, which requires retrospective application, during the first quarter of 2018. The impact of such adoption was immaterial to the Company’s consolidated financial statements. See Note 22 for further discussion.

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

In February 2016, the FASB issued ASU 2016-02, “Leases”. The ASU requires that companies recognize assets and liabilities for the rights and obligations created by companies’ leases. The update is effective for the Company during the first quarter of 2019. The Company’s current lease portfolio is primarily comprised of store leases, manufacturing and distribution facility leases and office leases. Most of the Company’s leases are operating leases. The Company’s finance leases are not material to its consolidated financial statements. Upon adoption of this standard, the Company will recognize a right of use asset and liability related to substantially all of its operating lease arrangements with terms of greater than twelve months. The Company established a cross-functional team to implement the pronouncement and the team has finalized the implementation of a new software solution and its assessment of the practical expedients and policy elections offered by the standard. Due to the nature of the Company’s business, it is often executing new leases and amending existing leases. Currently, the Company estimates that its right of use asset for its operating leases will be in the range of $740,000 to $820,000. Additionally, the Company currently estimates that its liability for its operating leases will be in the range of $820,000 to $900,000. The adoption of the pronouncement will not have a material impact on the Company’s consolidated statement of operations and comprehensive income and it will not impact the Company’s compliance with its debt covenants. The FASB has provided companies with a transition option under which they can opt to continue to apply legacy guidance in comparative periods and recognize a cumulative effect adjustment to January 1, 2019 retained earnings (if applicable). The Company has elected the option. The cumulative effect adjustment will not have a material impact on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The pronouncement contains a five-step model which replaces most existing revenue recognition guidance. The new standard became effective for the Company on January 1, 2018. The Company adopted the pronouncement using the modified retrospective approach. Therefore, on January 1, 2018, the Company adjusted its accounting for certain discounts which are related to the timing of payments by customers of its wholesale business and the Company recorded a cumulative-effect adjustment which reduced retained earnings by $46. Additionally, as of such date, the Company modified its accounting for certain metallic balloon sales of its wholesale segment and started to defer the recognition of revenue on such sales, and the related costs, until the balloons have been filled with helium. As a result, the Company recorded a cumulative-effect adjustment which increased retained earnings by $8. Finally, as of such date, the Company adjusted its accounting for certain discounts on wholesale sales of seasonal product and the Company recorded a cumulative-effect adjustment which reduced retained earnings by $40. See Note 20 for further discussion of the adoption of the pronouncement and the Company’s revenue recognition policy.

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

Note 3 — Inventories, Net

Inventories consisted of the following:

	December 31,
	2018	2017
Finished goods	$706,327	$562,809
Raw materials	33,423	30,346
Work in process	16,288	10,911

	$756,038	$604,066

See Note 2 for a discussion of the Company’s accounting policies for inventories.

Note 4 — Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following:

		December 31,
	2018	2017	Useful lives
Machinery and equipment	$216,097	$187,937	3-15 years
Buildings	68,810	68,451	40 years
Data processing equipment	82,735	63,354	3-5 years
Leasehold improvements	137,508	120,146	1-10 years
Furniture and fixtures	191,183	177,309	5-10 years
Land	11,069	10,733

	707,402	627,930
Less: accumulated depreciation	(386,358)	(326,789)

	$321,044	$301,141

Depreciation expense related to property, plant and equipment, including assets under capital leases, was $66,304, $68,209, and $66,383, for the years ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively. Assets under capital leases are principally included in machinery and equipment in the table above.

Note 5 — Acquisitions

During March 2018, the Company acquired 11 franchise stores, which are located in Maryland, for total consideration (including non-cash consideration) of approximately $17,000. The following summarizes the fair values of the major classes of assets acquired and liabilities assumed: inventories of $3,500, property, plant and equipment of $200, a reacquired right intangible asset in the amount of $4,000, and an asset in the amount of $100 due to leases that are favorable when compared to market rates. The allocation of the purchase price for the business combination, which has been finalized with the exception of the allocation of value to the stores’ income tax accounts, was based on the Company’s estimate of the fair value of the assets acquired and liabilities assumed. Goodwill, which is tax-deductible, arose due to numerous factors, including the wholesale profit generated via the sale of product from the Company’s wholesale operations through the 11 stores. Goodwill also arose due to: the value to the Company of customers knowing that there are party stores in the locations (when

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

the Company opens a new store, sales are initially lower than those of mature stores and increase over time), the Company’s ability to run the stores more efficiently than the franchisee based on the Company’s experience with its approximately 800 corporate-owned stores and the assembled workforce at the 11 stores.

Also, during July 2018, the Company acquired an additional 16 franchise stores, which are located in Pennsylvania, for total consideration (including non-cash consideration) of approximately $20,500. The following summarizes the fair values of the major classes of assets acquired and liabilities assumed: inventories of $4,200, property, plant and equipment of $500, a reacquired right intangible asset in the amount of $3,400, and an asset in the amount of $500 due to leases that are favorable when compared to market rates. The allocation of the purchase price for the business combination, which has been finalized with the exception of the allocation of value to the stores’ income tax accounts, was based on the Company’s estimate of the fair value of the assets acquired and liabilities assumed. Goodwill, which is tax-deductible, arose due to numerous factors, including the wholesale profit generated via the sale of product from the Company’s wholesale operations through the 16 stores. Goodwill also arose due to: the value to the Company of customers knowing that there are party stores in the locations (when the Company opens a new store, sales are initially lower than those of mature stores and increase over time), the Company’s ability to run the stores more efficiently than the franchisee based on the Company’s experience with its approximately 800 corporate-owned stores and the assembled workforce at the 16 stores.

Additionally, during September 2018, the Company acquired 21 franchise stores, which are located in Minnesota, North Dakota and Texas, for total consideration (including non-cash consideration) of approximately $26,300. The following summarizes the fair values of the major classes of assets acquired and liabilities assumed: inventories of $7,500, property, plant and equipment of $500, a reacquired right intangible asset in the amount of $7,300, and an asset in the amount of $200 due to leases that are favorable when compared to market rates. The allocation of the purchase price for the business combination, which has been finalized with the exception of the allocation of value to the stores’ income tax accounts, was based on the Company’s estimate of the fair value of the assets acquired and liabilities assumed. Goodwill, which is tax-deductible, arose due to numerous factors, including the wholesale profit generated via the sale of product from the Company’s wholesale operations through the 21 stores. Goodwill also arose due to: the value to the Company of customers knowing that there are party stores in the locations (when the Company opens a new store, sales are initially lower than those of mature stores and increase over time), the Company’s ability to run the stores more efficiently than the franchisee based on the Company’s experience with its approximately 800 corporate-owned stores and the assembled workforce at the 21 stores.

Also, during 2018, the Company entered into an agreement to acquire 11 independent stores, which are located in Texas. The Company will take control of the stores one at a time over a period of approximately two years. During 2018, the Company took control of eight of the 11 stores, for total business combination consideration of approximately $4,400. Although the Company is finalizing the allocation of the purchase price for the eight stores, the majority of the value will be ascribed to goodwill. Goodwill, which is tax-deductible, arose due to numerous factors, including the wholesale profit generated via the sale of product from the Company’s wholesale operations through the stores. Due to the fact that the stores were independent stores and, therefore, possessed a relatively small percentage of inventory that came from the Company’s wholesale operations, going forward the Company will significantly increase such percentage. Additionally, goodwill arose due to: the value to the Company of customers knowing that there are party stores in the locations, the Company’s ability to run the stores more efficiently than the current operator based on the Company’s experience with its approximately 800 corporate-owned stores and the assembled workforce at the eight stores.

Pro forma financial information has not been presented because the impact of the acquisitions individually, and in the aggregate, is not material to the Company’s consolidated financial results.

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

Goodwill Changes by Reporting Segment

For the years ended December 31, 2018 and December 31, 2017 goodwill changes were as follows:

	Year Ended December 31, 2018	Year Ended December 31, 2017
Wholesale segment:
Beginning balance	$513,946	$491,859
Granmark acquisition	(1,115)	13,241
Print Appeal acquisition	277	3,133
Other acquisitions	132	1,348
Foreign currency impact	(2,750)	4,365

Ending balance	510,490	513,946
Retail segment:
Beginning balance	1,105,307	1,080,709
Store acquisitions	42,801	23,025
Foreign currency impact	(1,648)	1,573

Ending balance	1,146,460	1,105,307

Total ending balance, both segments	$1,656,950	$1,619,253

Note 6 — Intangible Assets

The Company had the following other identifiable intangible assets:

	December 31, 2018
	Cost	Accumulated Amortization	Net Carrying Value	Useful lives
Franchise-related intangible assets	$77,377	$41,877	$35,500	4-19 years
Customer lists and relationships	61,405	41,167	20,238	2-20 years
Copyrights and designs	26,030	25,708	322	5-7 years
Lease agreements	17,830	13,926	3,904	1-17 years
Non-compete agreements	500	300	200	5 years

Total	$183,142	$122,978	$60,164

	December 31, 2017
	Cost	Accumulated Amortization	Net Carrying Value	Useful lives
Franchise-related intangible assets	$81,600	$35,700	$45,900	4-19 years
Customer lists and relationships	61,527	36,268	25,259	2-20 years
Copyrights and designs	29,030	27,406	1,624	5-7 years
Lease agreements	16,850	14,229	2,621	1-17 years
Non-compete agreements	500	200	300	5 years

Total	$189,507	$113,803	$75,704

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

The Company is amortizing the majority of its intangible assets utilizing accelerated patterns based on the discounted cash flows that were used to value such assets. The amortization expense for finite-lived intangible assets for the years ended December 31, 2018, December 31, 2017, and December 31, 2016 was $12,271, $16,959, and $17,247, respectively. Estimated amortization expense for each of the next five years will be approximately $14,036, $10,877, $8,943, $5,838, and $4,524, respectively.

In addition to the Company’s finite-lived intangible assets, the Company has recorded indefinite-lived intangible assets for the Party City trade name, the Amscan trade name, the Halloween City trade name, the Christys trade name, the Granmark trade name, the partycity.com domain name and the partydelights.co.uk domain name.

Note 7 — Loans and Notes Payable

ABL Facility

The Company has a $540,000 asset-based revolving credit facility (with a seasonal increase to $640,000 during a certain period of each calendar year) (“ABL Facility”) which matures during August 2023 (subject to a springing maturity at an earlier date if the maturity date of certain of the Company’s other debt has not been extended or refinanced). It provides for (a) revolving loans, subject to a borrowing base described below, and (b) letters of credit, in an aggregate face amount at any time outstanding not to exceed $50,000.

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

In connection with entering into and amending the ABL Facility, the Company incurred and capitalized third-party costs. All capitalized costs are being amortized over the life of the ABL Facility and are included in loans and notes payable in the Company’s consolidated balance sheet. The balance of related unamortized financing costs at December 31, 2018 was $2,459.

Borrowings under the ABL Facility totaled $303,500 at December 31, 2018. The weighted average interest rate for such borrowings was 4.46% at December 31, 2018. Outstanding standby letters of credit totaled $26,178 at December 31, 2018 and, after considering borrowing base restrictions, at December 31, 2018 PCHI had $210,322 of available borrowing capacity under the terms of the facility.

Other Credit Agreements

The Company’s subsidiaries have also entered into several foreign asset-based and overdraft credit facilities that provide the Company with additional borrowing capacity. At December 31, 2018 and 2017, there were $1,710 and $2,251 borrowings outstanding under the foreign facilities, respectively. The facilities contain customary affirmative and negative covenants.

Note 8 — Long-Term Obligations

Long-term obligations consisted of the following:

	December 31,
	2018	2017
Senior secured term loan facility (“Term Loan Credit Agreement”)	$791,135	$1,196,505
6.125% Senior Notes — due 2023	346,191	345,368
6.625% Senior Notes — due 2026	494,138	0
Capital lease obligations	3,815	3,276

Total long-term obligations	1,635,279	1,545,149
Less: current portion	(13,316)	(13,059)

Long-term obligations, excluding current portion	$1,621,963	$1,532,090

Term Loan Credit Agreement Amendment

During February 2018, the Company amended its Term Loan Credit Agreement. At the time of the amendment, all outstanding term loans were replaced with new term loans for the same principal amount. The

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

applicable margin for ABR borrowings was lowered from 2.00% to 1.75% and the applicable margin for LIBOR borrowings was lowered from 3.00% to 2.75%. Additionally, based on the terms of the amendment, the ABR and LIBOR margins will drop to 1.50% and 2.50%, respectively, if PCHI’s Senior Secured Leverage Ratio, as defined by the agreement, falls below 3.2 to 1.0.

As the Term Loan Credit Agreement is a loan syndication, the Company assessed, on a creditor-by-creditor basis, whether the refinancing should be accounted for as an extinguishment or a modification for each creditor and, during 2018, the Company wrote-off $186 of existing deferred financing costs, a $102 capitalized original issue discount and $58 of capitalized call premium. The write-offs were recorded in other expense in the Company’s consolidated statement of operations and comprehensive income. The remaining deferred financing costs, original issue discount and capitalized call premium will continue to be amortized over the life of the Term Loan Credit Agreement, using the effective interest method. Additionally, in conjunction with the amendment, the Company incurred $856 of banker and legal fees, $800 of which were recorded in other expense during 2018. The rest of the costs are being amortized over the term of the debt.

August 2018 Refinancing

During August 2018, the Company executed a refinancing of its debt portfolio and issued $500,000 of new senior notes at an interest rate of 6.625%. The notes will mature in August 2026. The Company used the proceeds from the notes to: (i) reduce the outstanding balance under its existing ABL Facility, which is included in loans and notes payable on the Company’s condensed consolidated balance sheet, by $90,000 and (ii) voluntarily prepay $400,000 of the outstanding principal under its existing Term Loan Credit Agreement. Additionally, as part of the refinancing, the Company extended the maturity of the ABL Facility to August 2023 (subject to a springing maturity at an earlier date if the maturity date of certain of the Company’s other debt has not been extended or refinanced).

As the partial prepayment of the Term Loan Credit Agreement was in accordance with the terms of such agreement, at the time of such prepayment the Company wrote-off a pro-rata portion of the existing capitalized deferred financing costs and original issuance discounts, $1,824, for investors who did not participate in the new notes. Such amount was recorded in other expense in the Company’s consolidated statement of operations and comprehensive income.

To the extent that investors in the Term Loan Credit Agreement participated in the new notes, the Company assessed whether the refinancing should be accounted for as an extinguishment on a creditor-by-creditor basis and wrote-off $968 of existing deferred financing costs and original issuance discounts. Such amount was recorded in other expense in the Company’s consolidated statement of operations and comprehensive income.

Additionally, in conjunction with the issuance of the notes, the Company incurred third-party fees (principally banker fees). To the extent that such fees related to investors for whom their original debt was not extinguished, the Company expensed the portion of such fees, $2,270 in aggregate, that related to such investors. Such amount was recorded in other expense in the Company’s consolidated statement of operations and comprehensive income. The remainder of the third-party fees, $6,230, have been capitalized and will be amortized over the remaining life of the debt using the effective interest method.

Further, in conjunction with the extension of the ABL Facility, the Company compared the borrowing capacities of the pre-amendment facility and the post-amendment facility, on a creditor-by-creditor basis, and concluded that $29 of existing deferred financing costs should be written-off. Such amount was recorded in other expense in the Company’s consolidated statement of operations and comprehensive income. The remaining

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

capitalized costs, and $986 of new third-party costs incurred in conjunction with the extension, are being amortized over the revised term of the ABL Facility.

Term Loan Credit Agreement

The Term Loan Credit Agreement provides for two pricing options for outstanding loans: (i) an ABR for any day, a rate per annum equal to the greater of (a) the prime rate in effect on such day, (b) the federal funds effective rate in effect on such day plus 0.5%, (c) the adjusted LIBOR rate plus 1% and (d) 1.75% or (ii) the LIBOR rate, with a LIBOR floor of 0.75%, in each case plus an applicable margin. The applicable margin for ABR borrowings ranges from 1.50% to 1.75% and the applicable margin for LIBOR borrowings ranges from 2.50% to 2.75%, depending on PCHI’s Senior Secured Leverage Ratio (as defined by the agreement).

The term loans under the Term Loan Credit Agreement mature on August 19, 2022. The Company is required to repay installments on the loans in quarterly principal amounts of 0.25%, with the remaining amount payable on the maturity date.

Additionally, outstanding term loans are subject to mandatory prepayment, subject to certain exceptions, with (i) 100% of net proceeds above a threshold amount of certain asset sales/insurance proceeds, subject to reinvestment rights and certain other exceptions, (ii) 100% of the net cash proceeds of any incurrence of debt other than debt permitted under the Term Loan Credit Agreement, and (iii) 50% of Excess Cash Flow, as defined in the agreement, if any (reduced to 25% if PCHI’s first lien leverage ratio (as defined in the agreement) is less than 3.50 to 1.00, but greater than 2.50 to 1.00, and 0% if PCHI’s first lien leverage ratio is less than 2.50 to 1.00).

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

At December 31, 2018, the principal amount of term loans outstanding under the Term Loan Credit Agreement was $799,917. Such amount is recorded net of original issue discounts, capitalized call premiums and

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

deferred financing costs on the Company’s consolidated balance sheet. At December 31, 2018, original issue discounts, capitalized call premiums and deferred financing costs totaled $8,782. At December 31, 2018, all outstanding borrowings were based on LIBOR and were at a weighted average interest rate of 5.03%.

6.125% Senior Notes — Due 2023 (“6.125% Senior Notes”)

The 6.125% Senior Notes mature on August 15, 2023. Interest on the notes is payable semi-annually in arrears on February 15 and August 15 of each year.

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

In connection with issuing the notes, the Company incurred and capitalized third-party costs. Capitalized costs are being amortized over the life of the debt and are included in long-term obligations, excluding current portion, in the Company’s consolidated balance sheet. At December 31, 2018, $3,809 of costs were capitalized.

6.625% Senior Notes — Due 2026 (“6.625% Senior Notes”)

The 6.625% Senior Notes mature on August 1, 2026. Interest on the notes is payable semi-annually in arrears on February 1st and August 1st of each year.

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

In connection with issuing the notes, the Company incurred and capitalized third-party costs. Capitalized costs are being amortized over the life of the debt and are included in long-term obligations, excluding current portion, in the Company’s consolidated balance sheet. At December 31, 2018, $5,862 of costs were capitalized.

Other Indebtedness

Additionally, the Company has entered into various capital leases for machinery and equipment. At December 31, 2018 and December 31, 2017 the balances of such leases were $3,815 and $3,276, respectively.

Subject to certain exceptions, PCHI may not make certain payments, including the payment of dividends to its shareholders (“restricted payments”), unless certain conditions are met under the terms of the indentures

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

governing the senior notes, the ABL Facility and the Term Loan Credit Agreement. As of December 31, 2018, the most restrictive of these conditions existed in the Term Loan Credit Agreement, which limits restricted payments based on PCHI’s consolidated net income and leverage ratios. As of December 31, 2018, PCHI had $129,022 of capacity under the debt instrument to make restricted payments. PCHI’s parent companies, PC Intermediate, PC Nextco and Party City Holdco, have no assets or operations other than their investments in their subsidiaries and income from those subsidiaries.

At December 31, 2018, maturities of long-term obligations consisted of the following:

	Long-Term Debt Obligations	Capital Lease Obligations	Totals
2019	$12,266	$1,050	$13,316
2020	12,266	940	13,206
2021	12,266	1,154	13,420
2022	763,119	651	763,770
2023	350,000	20	350,020
Thereafter	500,000	0	500,000

Long-term obligations	$1,649,917	$3,815	$1,653,732

Note 9 — Capital Stock

At December 31, 2018, the Company’s authorized capital stock consisted of 300,000,000 shares of $0.01 par value common stock and 15,000,000 shares of $0.01 par value preferred stock.

The changes in common shares outstanding during the three years ended December 31, 2016, December 31, 2017, and December 31, 2018 were as follows:

Common Shares Outstanding at December 31, 2015	119,258,374
Exercise of stock options	257,520

Common Shares Outstanding at December 31, 2016	119,515,894
Treasury stock purchases	(23,379,567)
Exercise of stock options	243,775

Common Shares Outstanding at December 31, 2017	96,380,102
Issuance of restricted shares	589,736
Treasury stock purchases	(3,785,658)
Issuance of shares to directors	13,249
Exercise of stock options	425,505

Common Shares Outstanding at December 31, 2018	93,622,934

During the year ended December 31, 2018, the Company acquired 3,785,658 treasury shares for $40,197. Additionally, during the year ended December 31, 2017, the Company acquired 23,379,567 treasury shares for $286,733. The shares are included in “common stock held in treasury” in the Company’s consolidated balance sheet.

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

Note 10 — Other Expense (Income), net

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Other expense (income), net consists of the following:
Undistributed (income) loss in equity method investments	$(369)	$(194)	$314
Foreign currency losses (gains)	24	466	(7,417)
Debt refinancings (see Note 8)	6,237	0	1,458
Corporate development expenses	4,387	2,660	3,290
Other, net	703	1,694	345

Other expense (income), net	$10,982	$4,626	$(2,010)

Note 11 — Employee Benefit Plans

Certain subsidiaries of the Company maintain defined contribution plans for eligible employees. The plans require the subsidiaries to match from approximately 11% to 100% of voluntary employee contributions to the plans, not to exceed a maximum amount of the employee’s annual salary, ranging from 5% to 6%. Expense for the plans for the years ended December 31, 2018, December 31, 2017, and December 31, 2016 totaled $6,454, $6,565, and $5,792, respectively.

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

Time-based options

Party City Holdco grants time-based options to key eligible employees and outside directors. In conjunction with the options, the Company recorded compensation expense of $1,744, $5,309, and $3,853 during the years ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively.

The fair value of time-based options granted during the year ended December 31, 2018 was estimated on the grant date using a Black-Scholes option valuation model based on the assumptions in the following table:

Expected dividend rate	0%
Risk-free interest rate	2.66% to 2.97%
Volatility	26.94% to 28.46%
Expected option term	5 years — 6.5 years

As Party City Holdco’s stock only recently started trading publicly, the Company determined volatility based on the average historical volatility of guideline companies. Additionally, as there is not sufficient historical exercise data to provide a reasonable basis for determining the expected terms of the options, the Company estimated such expected terms based on the assumption that options will be exercised at the mid-point of the vesting of the options and the completion of the contractual lives of such options.

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

The Company has based its estimated forfeiture rate on historical forfeitures for time-based options as the number of options given to each of the various levels of management is principally consistent with historical grants and forfeitures are expected to be materially consistent with past experience.

The Company’s time-based options principally vest 20% on each anniversary date. The Company records compensation expense for such options on a straight-line basis. As of December 31, 2018, there was $3,731 of unrecognized compensation cost, which will be recognized over a weighted-average period of approximately 30 months.

Performance-based options

During 2013, Party City Holdco granted performance-based stock options to key employees and independent directors. For performance-based options, vesting is contingent upon Thomas H. Lee Partners, L.P. (“THL”) achieving specified investment returns when it sells its ownership stake in Party City Holdco. Since the sale of THL’s shares cannot be assessed as probable before it occurs, no compensation expense has been recorded for the performance-based options that have been granted. As of December 31, 2018, 3,035,200 performance-based options were outstanding. Based on a Monte Carlo simulation and the following assumptions, the options have an average grant date fair value of $3.09 per option:

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

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

The following table summarizes the changes in outstanding stock options for the years ended December 31, 2016, December 31, 2017, and December 31, 2018.

	Options	Average Exercise Price	Average Fair Value of Time-Based Options at Grant Date	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2015	8,517,645

Granted	484,950	$15.78	$4.68
Exercised	(257,520)	5.33
Forfeited	(283,249)	10.05

Outstanding at December 31, 2016	8,461,826	8.74		$46,214	6.9

Granted	101,444	14.38	4.46
Exercised	(243,775)	5.33
Forfeited	(294,734)	9.47

Outstanding at December 31, 2017	8,024,761	8.89		40,634	6.0

Granted	187,080	14.63	4.98
Exercised	(425,505)	5.33
Forfeited	(859,162)	7.84

Outstanding at December 31, 2018	6,927,174	$9.39		$4,089	5.2

Exercisable at December 31, 2018	2,788,424	$11.05		$(2,993)	5.4

Expected to vest at December 31, 2018 (excluding performance-based options)	1,103,550	$16.35		$(7,031)	7.1

The intrinsic value of options exercised was $3,351, $1,972 and $2,726 for the years ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively. The fair value of options vested was $2,819, $4,354, and $4,110, during the years ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively.

Restricted stock and Restricted Stock Units

During 2018, the Company started granting restricted stock and restricted stock units to certain executives, senior leaders and the Company’s independent directors. To the extent that the awards vest, the participants receive shares of the Company’s stock.

Of the awards that were granted, 201,270 awards vest solely based on service conditions. To the extent that such awards vest, one share of stock is issued for each award.

Additionally, the Company granted awards which vest if certain cash flow and earnings per share targets are met. Depending on the achievement of such targets, a maximum of 1,217,974 shares could be issued due to such awards.

The service-based awards vested 1/3 on January 1, 2019 and will vest 1/3 each on January 1, 2020 and January 1, 2021. During the year ended December 31, 2018, the Company recorded $1,174 of compensation expense related to the service-based awards.

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

The performance-based awards vest if certain cash flow and earnings per share targets are met for the three-year period from January 1, 2018 to December 31, 2020. The Company recognizes compensation expense for such awards if it is probable that the performance conditions will be achieved. Based on the Company’s results for the year ended December 31, 2018 and its projections for the years ending December 31, 2019 and December 31, 2020, as of December 31, 2018 the Company concluded that it was not probable that such performance conditions will be met and, therefore, the Company did not record any compensation expense for the awards during the year ended December 31, 2018.

The Company has based its estimated forfeiture rate for the restricted stock units and restricted stock on historical forfeitures for the Company’s time-based stock options as the number of awards given to each of the various levels of management is principally consistent with historical stock option grants and forfeitures are expected to be materially consistent with past experience.

As of December 31, 2018, there was $1,817 of unrecognized compensation cost for the service-based awards.

Note 13 — Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“the Act”) was signed into law. The Act significantly changed U.S. tax law, including lowering the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018, and implementing a one-time “deemed repatriation” tax on unremitted earnings accumulated in non-U.S. jurisdictions since 1986 (the “Transition Tax”). Due to the complexities of accounting for the Act, the SEC issued Staff Accounting Bulletin (“SAB”) No. 118 which allowed entities to include a provisional estimate of the impact of the Act in their 2017 financial statements. Therefore, based on information that was available at the time, during the fourth quarter of 2017, the Company recorded a provisional estimate of the impact of the Act, which included an income tax benefit of $90,965 related to the remeasurement of its domestic net deferred tax liabilities and deferred tax assets due to the lower U.S. corporate tax rate. Additionally, during such quarter, the Company recorded a net income tax expense of $1,132 as its provisional estimate of the Transition Tax related to the deemed repatriation of unremitted earnings of foreign subsidiaries. During the fourth quarter of 2018, the Company finalized its assessment of the impact of the Act on the Company’s domestic net deferred tax liabilities and deferred tax assets and recorded an income tax benefit of $2,049. Additionally, during such quarter, the Company finalized its assessment of the Transition Tax and recorded additional income tax expense of $151.

Additionally, the Act subjects a U.S. shareholder to current tax on “global intangible low-taxed income” (“GILTI”) of its controlled foreign corporations. GILTI is based on the excess of the aggregate of a U.S. shareholder’s pro rata share of net income of its controlled foreign corporations over a specified return. Under U.S. GAAP, an accounting policy election can be made to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years, or to provide for the tax expense related to GILTI in the year during which the tax is incurred as a period expense only. The Company has elected to account for GILTI in the year during which the tax is incurred.

A summary of domestic and foreign income before income taxes follows:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Domestic	$132,482	$153,280	$152,800
Foreign	29,115	34,864	33,914

Total	$161,597	$188,144	$186,714

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

The income tax expense (benefit) consisted of the following:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Current:
Federal	$20,609	$61,890	$50,851
State	5,726	6,267	8,121
Foreign	7,870	7,298	6,864

Total current expense	34,205	75,455	65,836
Deferred:
Federal	6,194	(101,774)	3,290
State	(880)	(796)	(906)
Foreign	(741)	(81)	1,017

Total deferred expense (benefit)	4,573	(102,651)	3,401

Income tax expense (benefit)	$38,778	$(27,196)	$69,237

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Deferred income tax assets and liabilities consisted of the following:

	December 31,
	2018	2017
Deferred income tax assets:
Inventory reserves and capitalization	$8,664	$7,064
Allowance for doubtful accounts	709	746
Accrued liabilities	7,087	8,130
Equity based compensation	3,431	3,145
Federal tax loss carryforwards	743	960
State tax loss carryforwards	1,554	1,726
Foreign tax loss carryforwards	14,034	14,151
Foreign tax credit carryforwards	5,397	6,412
Deferred rent and lease incentives	13,565	9,867
Other	3,433	166

Deferred income tax assets before valuation allowances	58,617	52,367
Less: valuation allowances	(21,879)	(24,073)

Deferred income tax assets, net	$36,738	$28,294

Deferred income tax liabilities:
Depreciation	$23,720	$13,855
Trade Name	145,767	145,066
Amortization of goodwill and other assets	38,712	42,297
Foreign earnings expected to be repatriated	1,132	586
Other	826	1,176

Deferred income tax liabilities	$210,157	$202,980

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

The Company nets all of its deferred income tax assets and liabilities on a jurisdictional basis and classifies them as noncurrent on the balance sheet. In the Company’s December 31, 2018 consolidated balance sheet, $1,008 was included in “other assets, net” and $174,427 was included in deferred income tax liabilities. In the Company’s December 31, 2017 consolidated balance sheet, $1,150 was included in “other assets, net” and $175,836 was included in deferred income tax liabilities.

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

As of December 31, 2018, the Company had foreign tax-effected net operating loss carryforwards in Germany of $9,079, the United Kingdom of $3,740, and Australia of $589, all of which have an unlimited carryforward; as well as $626 from other foreign countries, which expire at different dates. In addition, the U.S. federal net operating loss carryforwards begin to expire in 2032, the U.S. state net operating loss carryforwards begin to expire in 2022 and the foreign tax credit carryforwards begin to expire in 2020.

The difference between the Company’s effective income tax rate and the U.S. statutory income tax rate is as follows:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Tax provision at U.S. statutory income tax rate	21.0%	35.0%	35.0%
State income tax, net of federal income tax	2.4	1.9	2.5
Domestic production activities deduction	0.0	(1.4)	(1.0)
Valuation allowances	0.6	2.1	0.5
GILTI and Foreign-Derived Intangible Income	1.1	0.0	0.0
Foreign earnings	0.2	(1.7)	2.3
U.S. — foreign rate differential	0.4	(1.9)	(2.4)
Transition Tax on unremitted foreign earnings, net	0.1	0.6	0.0
Effect of the Act on Federal deferred income tax assets and liabilities	(1.3)	(48.4)	0.0
Other	(0.5)	(0.7)	0.2

Effective income tax rate	24.0%	(14.5)%	37.1%

Transition Tax on Unremitted Foreign Earnings: As a result of the Act, the U.S. transitioned from a worldwide system of international taxation to a territorial tax system, thereby eliminating the U.S. federal tax on foreign earnings. However, the Act required a one-time deemed repatriation tax on such earnings and, accordingly, during the fourth quarter of 2017, the Company provisionally recorded a Transition Tax of $11,500 related to such requirement. Prior to the fourth quarter of 2017, the Company recorded deferred income tax liabilities for certain foreign earnings which were expected to be remitted to the U.S. in future periods. Therefore,

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

the expense that was recorded due to the deemed repatriation tax, $11,500, was mostly offset by the reversal of previously recorded deferred income tax liabilities on unremitted foreign earnings, $10,368. During the fourth quarter of 2018, the Company finalized its assessment of the Transition Tax and recorded additional income tax expense of $151. $4,205 of the Transition Tax remains unpaid and is recorded in “deferred rent and other long-term liabilities” in the Company’s consolidated balance sheet. The Company has elected to pay the Transition Tax over eight annual installments without interest. A deferred tax liability, in the amount of $1,130, is recorded on the Company’s consolidated balance sheet due to the impact of foreign withholding taxes and state income taxes on the future repatriation of certain foreign earnings. No provision has been made for deferred taxes related to any other remaining historical outside basis differences in the Company’s non-U.S. subsidiaries.

Effect of the Act on Federal Deferred Income Tax Assets and Liabilities: The deferred federal income tax benefit for the year ended December 31, 2017 includes a $90,965 provisional benefit due to the Act changing the U.S. corporate income tax rate from 35% to 21%. During the fourth quarter of 2018, the Company finalized its assessment of the impact of the Act on the Company’s domestic net deferred tax liabilities and deferred tax assets and recorded an income tax benefit of $2,049. See above for further discussion.

Other differences between the effective income tax rate and the federal statutory income tax rate are composed primarily of reserves for unrecognized tax benefits, non-deductible meals and entertainment expenses, and benefits related to the exercise of stock options.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Balance at beginning of year	$855	$913	$765
Increases related to current period tax positions	40	100	444
Increases (decreases) related to prior period tax positions	495	(158)	339
Decreases related to settlements	0	0	(635)
Decreases related to lapsing of statutes of limitations	(70)	0	0

Balance at end of year	$1,320	$855	$913

The Company’s total unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate were $1,320 and $855 at December 31, 2018 and 2017, respectively. As of December 31, 2018, we do not believe that there are any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company has accrued $129 and $73 for the potential payment of interest and penalties at December 31, 2018 and 2017, respectively. Such amounts are not included in the table above.

The IRS is currently conducting an examination of the year ended December 31, 2015. For U.S. state income tax purposes, tax years 2014-2018 generally remain open; whereas for non-U.S. income tax purposes, tax years 2013-2018 generally remain open.

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

Note 14 — Commitments, Contingencies and Related Party Transactions

Lease Agreements

At December 31, 2018, future minimum lease payments under all operating leases consisted of the following:

Future Minimum Operating Lease Payments
2019	$199,283
2020	181,889
2021	164,628
2022	147,245
2023	118,660
Thereafter	295,205

$1,106,910

The future minimum lease payments included in the table above do not include contingent rent based upon sales volumes or other variable costs (such as maintenance, insurance and taxes).

Rent expense for the years ended December 31, 2018, December 31, 2017, and December 31, 2016 was $270,604, $255,615, and $235,790, respectively, and included immaterial amounts of expense related to contingent rent.

Litigation

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

At December 31, 2018, the Company’s commitment to pay future minimum product royalties was as follows:

Future Minimum Royalty Payments
2019	$30,815
2020	24,222
2021	1,987
2022	0
2023	0
Thereafter	0

$57,024

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

Product royalty expense for the years ended December 31, 2018, December 31, 2017, and December 31, 2016 was $51,002, $46,242, and $43,914, respectively.

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

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

The Company’s industry segment data for the years ended December 31, 2018, December 31, 2017, and December 31, 2016 are as follows:

	Wholesale	Retail	Consolidated
Year Ended December 31, 2018
Revenues:
Net sales	$1,325,490	$1,802,834	$3,128,324
Royalties and franchise fees	0	11,073	11,073

Total revenues	1,325,490	1,813,907	3,139,397
Eliminations	(711,882)	0	(711,882)

Net revenues	$613,608	$1,813,907	$2,427,515

Income from operations	$45,180	$233,105	$278,285

Interest expense, net			105,706
Other expense, net			10,982

Income before income taxes			$161,597

Depreciation and amortization	$28,368	$50,207	$78,575

Capital expenditures	$33,890	$51,771	$85,661

Total assets	$1,346,856	$2,295,491	$3,642,347

	Wholesale	Retail	Consolidated
Year Ended December 31, 2017
Revenues:
Net sales	$1,260,089	$1,728,589	$2,988,678
Royalties and franchise fees	0	13,583	13,583

Total revenues	1,260,089	1,742,172	3,002,261
Eliminations	(630,692)	0	(630,692)

Net revenues	$629,397	$1,742,172	$2,371,569

Income from operations	$68,130	$212,006	$280,136

Interest expense, net			87,366
Other expense, net			4,626

Income before income taxes			$188,144

Depreciation and amortization	$30,520	$54,648	$85,168

Capital expenditures	$32,490	$34,480	$66,970

Total assets	$1,050,620	$2,404,136	$3,454,756

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

	Wholesale	Retail	Consolidated
Year Ended December 31, 2016
Revenues:
Net sales	$1,252,218	$1,641,068	$2,893,286
Royalties and franchise fees	0	17,005	17,005

Total revenues	1,252,218	1,658,073	2,910,291
Eliminations	(626,900)	0	(626,900)

Net revenues	$625,318	$1,658,073	$2,283,391

Income from operations	$91,920	$182,164	$274,084

Interest expense, net			89,380
Other income, net			(2,010)

Income before income taxes			$186,714

Depreciation and amortization	$29,695	$53,935	$83,630

Capital expenditures	$26,854	$55,094	$81,948

Geographic Segments

Export sales of metallic balloons of $23,567, $22,812, and $23,631 during the years ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively, are included in domestic sales to unaffiliated customers below. Intercompany sales between geographic areas primarily consist of sales of finished goods and are generally made at cost plus a share of operating profit.

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

The Company’s geographic area data follows:

	Domestic	Foreign	Eliminations	Consolidated
Year Ended December 31, 2018
Revenues:
Net sales to unaffiliated customers	$2,015,899	$400,543	$0	$2,416,442
Net sales between geographic areas	65,416	110,185	(175,601)	0

Net sales	2,081,315	510,728	(175,601)	2,416,442
Royalties and franchise fees	11,073	0	0	11,073

Total revenues	$2,092,388	$510,728	$(175,601)	$2,427,515

Income from operations	$264,440	$13,845	$0	$278,285

Interest expense, net				105,706
Other expense, net				10,982

Income before income taxes				$161,597

Depreciation and amortization	$70,011	$8,564		$78,575

Total long-lived assets (excluding goodwill, trade names and other intangible assets, net)	$292,632	$40,735		$333,367

Total assets	$3,339,155	$303,192	$0	$3,642,347

	Domestic	Foreign	Eliminations	Consolidated
Year Ended December 31, 2017
Revenues:
Net sales to unaffiliated customers	$1,962,697	$395,289	$0	$2,357,986
Net sales between geographic areas	54,268	64,585	(118,853)	0

Net sales	2,016,965	459,874	(118,853)	2,357,986
Royalties and franchise fees	13,583	0	0	13,583

Total revenues	$2,030,548	$459,874	$(118,853)	$2,371,569

Income from operations	$252,270	$27,866	$0	$280,136

Interest expense, net				87,366
Other expense, net				4,626

Income before income taxes				$188,144

Depreciation and amortization	$76,970	$8,198		$85,168

Total long-lived assets (excluding goodwill, trade names and other intangible assets, net)	$277,791	$36,174		$313,965

Total assets	$3,131,256	$323,500	$0	$3,454,756

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

	Domestic	Foreign	Eliminations	Consolidated
Year Ended December 31, 2016
Revenues:
Net sales to unaffiliated customers	$1,917,158	$349,228	$0	$2,266,386
Net sales between geographic areas	51,916	80,776	(132,692)	0

Net sales	1,969,074	430,004	(132,692)	2,266,386
Royalties and franchise fees	17,005	0	0	17,005

Total revenues	$1,986,079	$430,004	$(132,692)	$2,283,391

Income from operations	$257,774	$16,310	$0	$274,084

Interest expense, net				89,380
Other income, net				(2,010)

Income before income taxes				$186,714

Depreciation and amortization	$77,176	$6,454		$83,630

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

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

The following table sets forth our historical revenues, gross profit, income (loss) from operations, net income (loss), net income (loss) attributable to common shareholders of Party City Holdco Inc., and net income (loss) per share attributable to common shareholders of Party City Holdco Inc.—Basic and Diluted for each of the following quarters:

	For the Three Months Ended,
2018:	March 31,	June 30,	September 30,	December 31,
Revenues:
Net sales	$505,108	$558,101	$550,840	$802,393
Royalties and franchise fees	2,716	2,910	2,206	3,241
Gross profit	188,142	228,624	201,199	363,119
Income from operations	22,256	65,451	31,738	158,840
Net (loss) income	(1,163)	28,048	(2,440)	98,374
Net (loss) income attributable to common shareholders of Party City Holdco Inc.	(1,133)	28,487	(2,420)	98,325
Net (loss) income per share attributable to common shareholders of Party City Holdco Inc.—Basic	$(0.01)	$0.30	$(0.03)	$1.03
Net (loss) income per share attributable to common shareholders of Party City Holdco Inc.—Diluted	$(0.01)	$0.29	$(0.03)	$1.02

	For the Three Months Ended,
2017:	March 31,	June 30,	September 30,	December 31,
Revenues:
Net sales	$473,963	$541,653	$557,350	$785,020
Royalties and franchise fees	3,036	3,225	2,759	4,563
Gross profit	175,244	219,753	199,827	367,883
Income from operations	14,671	60,699	37,388	167,378
Net (loss) income	(4,683)	24,982	10,084	184,957
Net (loss) income attributable to common shareholders of Party City Holdco Inc.	(4,683)	24,982	10,084	184,957
Net (loss) income per share attributable to common shareholders of Party City Holdco Inc.—Basic	$(0.04)	$0.21	$0.08	$1.59
Net (loss) income per share attributable to common shareholders of Party City Holdco Inc.—Diluted	$(0.04)	$0.21	$0.08	$1.58

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

During 2017, the Company and Ampology, a subsidiary of Trivergence, reached an agreement to form a new legal entity, Kazzam, LLC (“Kazzam”), for the purpose of designing, developing and launching an online exchange platform for party-related services. As part of Ampology’s compensation for designing, developing and launching the exchange platform, Ampology received an ownership interest in Kazzam. The interest has been recorded as redeemable securities in the mezzanine of the Company’s consolidated balance sheet as, in the future, Ampology has the right to cause the Company to purchase the interest. On a recurring basis, the liability is adjusted to the greater of the current fair value or the original fair value at the time at which the ownership interest was issued (adjusted for any subsequent changes in the ownership interest percentage). As of December 31, 2018, the original value was greater and, therefore, the liability is not included in the table below. As of December 31, 2017, the then current fair value was greater and, therefore, the liability is included in the table below. Such amount represents a Level 3 fair value measurement as it is based on unobservable inputs.

The following table shows assets and liabilities as of December 31, 2018 that are measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total as of December 31, 2018
Derivative assets	$0	$115	$0	$115
Derivative liabilities	0	0	0	0
Punchbowl put liability	0	0	316	316

The following table shows assets and liabilities as of December 31, 2017 that are measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total as of December 31, 2017
Derivative assets	$0	$95	$0	$95
Derivative liabilities	0	99	0	99
Kazzam liability	0	0	3,590	3,590
Punchbowl put liability	0	0	2,122	2,122

Certain amounts in the December 31, 2017 table above have been adjusted to conform with current year presentation.

The majority of the Company’s non-financial instruments, which include goodwill, intangible assets, inventories and property, plant and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or at least annually for goodwill and indefinite-lived intangible

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

assets), a non-financial instrument is required to be evaluated for impairment. If the Company determines that the non-financial instrument is impaired, the Company would be required to write down the non-financial instrument to its fair value. The carrying amounts for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximated fair value at December 31, 2018 because of the short-term maturities of the instruments and/or their variable rates of interest.

The carrying amounts and fair values of borrowings under the Term Loan Credit Agreement and the senior notes as of December 31, 2018 are as follows:

	Carrying Amount	Fair Value
Term Loan Credit Agreement	$791,135	$765,920
6.125% Senior Notes — due 2023	346,191	343,662
6.625% Senior Notes — due 2026	494,138	452,235

The fair values of the Term Loan Credit Agreement and the senior notes represent Level 2 fair value measurements as the debt instruments trade in inactive markets. The carrying amounts for other long-term debt approximated fair value at December 31, 2018 based on the discounted future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturity.

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

Interest Rate Risk Management

As part of the Company’s risk management strategy, the Company periodically uses interest rate swap agreements to hedge the variability of cash flows on floating rate debt obligations. Accordingly, interest rate swap agreements are reflected in the consolidated balance sheets at fair value and the related gains and losses on these contracts are deferred in equity and recognized in interest expense over the same period in which the related interest payments being hedged are recognized in income. The Company did not utilize interest rate swap agreements during the years ended December 31, 2018, December 31, 2017 or December 31, 2016.

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

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

The foreign currency exchange contracts are reflected in the consolidated balance sheets at fair value. At December 31, 2018 and 2017, the Company had foreign currency exchange contracts that qualified for hedge accounting. No components of these agreements were excluded in the measurement of hedge effectiveness. As these hedges are 100% effective, there is no current impact on earnings due to hedge ineffectiveness. The Company anticipates that substantially all unrealized gains and losses in accumulated other comprehensive loss related to these foreign currency exchange contracts will be reclassified into earnings by June 2020.

The following table displays the fair values of the Company’s derivatives at December 31, 2018 and December 31, 2017:

	Derivative Assets				Derivative Liabilities
	December 31, 2018		December 31, 2017		December 31, 2018		December 31, 2017
	Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value
Foreign Exchange Contracts	(a) PP	$115	(a) PP	$95	(b) AE	$0	(b) AE	$99

(a)	PP = Prepaid expenses and other current assets
(b)	AE = Accrued expenses

The following table displays the notional amounts of the Company’s derivatives at December 31, 2018 and December 31, 2017:

Derivative Instrument	December 31, 2018	December 31, 2017
Foreign Exchange Contracts	$10,942	$21,672

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

Note 19 — Changes in Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss consisted of the following:

	Year Ended December 31, 2018
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at December 31, 2017	$(35,610)	$(208)	$(35,818)
Other comprehensive (loss) income before reclassifications, net of income tax	(14,446)	1,432	(13,014)
Amounts reclassified from accumulated other comprehensive loss to the consolidated statement of operations and comprehensive income, net of income tax	0	(369)	(369)

Net current-period other comprehensive (loss) income	(14,446)	1,063	(13,383)

Balance at December 31, 2018	$(50,056)	$855	$(49,201)

	Year Ended December 31, 2017
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at December 31, 2016	$(53,171)	$932	$(52,239)
Other comprehensive income (loss) before reclassifications, net of income tax	17,561	(1,044)	16,517
Amounts reclassified from accumulated other comprehensive loss to the consolidated statement of operations and comprehensive income, net of income tax	0	(96)	(96)

Net current-period other comprehensive income (loss)	17,561	(1,140)	16,421

Balance at December 31, 2017	$(35,610)	$(208)	$(35,818)

	Year Ended December 31, 2016
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at December 31, 2015	$(33,401)	$611	$(32,790)
Other comprehensive (loss) income before reclassifications, net of income tax	(19,770)	1,080	(18,690)
Amounts reclassified from accumulated other comprehensive loss to the consolidated statement of operations and comprehensive income, net of income tax	0	(759)	(759)

Net current-period other comprehensive (loss) income	(19,770)	321	(19,449)

Balance at December 31, 2016	$(53,171)	$932	$(52,239)

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

Note 20 — Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The pronouncement contains a five-step model which replaces most existing revenue recognition guidance. The Company adopted the standard on January 1, 2018 via a modified retrospective approach and recognized the cumulative effect of the adoption as an adjustment to January 1, 2018 retained earnings.

Revenue Transactions — Retail

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

Revenue Transactions — Wholesale

For most of the Company’s wholesale sales, control transfers upon the Company’s shipment of the product. Wholesale sales returns are not significant as the Company generally only accepts the return of goods that were shipped to the customer in error or that were damaged when received by the customer. Additionally, due to its extensive history operating as a leading party goods wholesaler, the Company has sufficient history with which to estimate future sales returns.

In most cases, the determination of the transaction price is fixed based on the contract and/or purchase order. To the extent that the Company charges customers for freight costs, the Company records such amounts in revenue. The Company has chosen the pronouncement’s policy election which allows it to exclude all sales taxes and value-added taxes from revenue.

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

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

Judgments

Although most of the Company’s revenue transactions consist of fixed transaction prices and the transfer of control at either the point of sale (for retail) or when the product is shipped (for wholesale), certain transactions involve a limited number of judgments. For transactions for which control transfers to the customer when the freight carrier delivers the product to the customer, the Company estimates the date of such receipt based on historical shipping times. Additionally, the Company utilizes historical data to estimate sales returns. Due to its extensive history operating as a leading party goods retailer, the Company has sufficient history with which to estimate such amounts.

Other Revenue Topics

During the years ended December 31, 2018, December 31, 2017, and December 31, 2016, impairment losses recognized on receivables and contract assets arising from the Company’s contracts with customers were immaterial.

As a significant portion of the Company’s revenue is either: 1) part of a contract with an original expected duration of one year or less, or 2) related to sales-based royalties promised in exchange for licenses of intellectual property, the Company has elected to apply the optional exemptions in paragraphs ASC 606-10-50-14 through ASC 606-10-50-14A.

Additionally, the Company has elected to apply the practical expedient which allows companies to recognize the incremental costs of obtaining a contract as an expense if the amortization period of the asset that the entity otherwise would have recognized would have been one year or less.

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the years ended December 31, 2018, December 31, 2017, and December 31, 2016:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Retail Net Sales:
Party City Stores	$1,583,134	$1,521,661	$1,429,435
Global E-commerce	154,481	152,465	152,876
Temporary Stores	65,219	54,463	58,757

Total Retail Net Sales	$1,802,834	$1,728,589	$1,641,068
Royalties and Franchise Fees	11,073	13,583	17,005

Total Retail Revenue	$1,813,907	$1,742,172	$1,658,073

Wholesale Net Sales:
Domestic	$328,056	$351,109	$381,999
International	285,552	278,288	243,319

Total Wholesale Net Sales	$613,608	$629,397	$625,318

Total Consolidated Revenue	$2,427,515	$2,371,569	$2,283,391

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

Additionally, the adoption of the pronouncement impacted the Company’s financial statements for the year ended December 31, 2018 as it decreased pre-tax income by $22 during the period.

Note 21 — Kazzam, LLC

During the first quarter of 2017, the Company and Ampology, a subsidiary of Trivergence, reached an agreement to form a new legal entity, Kazzam, LLC (“Kazzam”), for the purpose of designing, developing and launching an online exchange platform for party-related services. The website allows consumers to select, schedule and pay for various services (including entertainment, activities and food) all through a single portal.

Although the Company currently owns only 26% of Kazzam’s equity, the Company has concluded that: a) Kazzam is a variable interest entity as it has insufficient equity at risk, and b) the Company is its primary beneficiary. Therefore, the Company has consolidated Kazzam into the Company’s financial statements. Further, as the Company is currently funding all of Kazzam’s start-up activities via a loan to Kazzam (which will be repaid when the venture is profitable), the Company is recording 100% of Kazzam’s operating results in “development stage expenses” in the Company’s consolidated statement of operations and comprehensive income.

As part of Ampology’s compensation for designing, developing and launching the exchange platform, Ampology received an ownership interest in Kazzam. The interest has been recorded in redeemable securities in the mezzanine of the Company’s consolidated balance sheet as, in the future, Ampology has the right to cause the Company to purchase the interest.

Note 22 — Restricted Cash

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows: Restricted Cash”. The pronouncement requires companies to show changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in their statement of cash flows. The Company adopted the pronouncement, which requires retrospective application, during the first quarter of 2018.

As a result, the Company’s statement of cash flows for the year ended December 31, 2017 has been adjusted to include $155 of restricted cash at December 31, 2016 and $117 of restricted cash at December 31, 2017. The restricted cash, which principally relates to funds that are required to be spent on advertising, is included in “prepaid expenses and other current assets” in the Company’s consolidated balance sheet. Therefore, in the Company’s adjusted consolidated statement of cash flows for the year ended December 31, 2017, the change in “prepaid expenses and other current assets” has been adjusted from a cash outflow of $9,079 to a cash outflow of $9,117.

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share)

Additionally, the Company’s statement of cash flows for the year ended December 31, 2016 has been adjusted to include $173 of restricted cash at December 31, 2015 and $155 of restricted cash at December 31, 2016 and the change in “prepaid expenses and other current assets” has been adjusted from a cash outflow of $14,499 to a cash outflow of $14,517.

The Company’s December 31, 2018 consolidated balance sheet included $58,909 of cash and cash equivalents and $310 of restricted cash, and the Company’s December 31, 2017 consolidated balance sheet included $54,291 of cash and cash equivalents and $117 of restricted cash. Restricted cash is recorded in “prepaid expenses and other current assets”.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARTY CITY HOLDCO INC.

(Parent company only)

CONDENSED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2018	December 31, 2017
ASSETS
Other assets (principally investment in and amounts due from wholly-owned subsidiaries)	$1,046,681	$972,025

Total assets	$1,046,681	$972,025

LIABILITIES, REDEEMABLE SECURITIES AND STOCKHOLDERS’ EQUITY
Total liabilities	$0	$0
Redeemable securities	3,351	3,590
Stockholders’ equity:
Common stock ($0.01 par value; 93,622,934 and 96,380,102 shares outstanding and 120,788,159 and 119,759,669 shares issued at December 31, 2018 and December 31, 2017, respectively)	1,208	1,198
Additional paid-in capital	922,476	917,192
Retained earnings	495,777	372,596
Accumulated other comprehensive loss	(49,201)	(35,818)

Total stockholders’ equity before common stock held in treasury	1,370,260	1,255,168
Less: Common stock held in treasury, at cost (27,165,225 shares and 23,379,567 shares at December 31, 2018 and December 31, 2017, respectively)	(326,930)	(286,733)

Total stockholders’ equity	1,043,330	968,435

Total liabilities, redeemable securities and stockholders’ equity	$1,046,681	$972,025

See accompanying notes to these condensed financial statements.

PARTY CITY HOLDCO INC. (Parent company only)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Dollars in thousands)

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Equity in net income of subsidiaries	$122,850	$215,340	$117,477

Net income	$122,850	$215,340	$117,477
Add: Net income attributable to redeemable securities holder	409	0	0

Net income attributable to common shareholders of Party City Holdco Inc.	$123,259	$215,340	$117,477

Other comprehensive (loss) income, net	(13,383)	16,421	(19,449)

Comprehensive income	109,467	231,761	98,028
Comprehensive income attributable to redeemable securities holder	409	0	0

Comprehensive income attributable to common shareholders of Party City Holdco Inc.	$109,876	$231,761	$98,028

See accompanying notes to these condensed financial statements.

PARTY CITY HOLDCO INC. (Parent company only)

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Cash flows provided by (used in) operating activities:
Net income	$122,850	$215,340	$117,477
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in net income of subsidiaries	(122,850)	(215,340)	(117,477)
Change in due to/from affiliates	37,928	285,435	(1,373)

Net cash provided by (used in) operating activities	37,928	285,435	(1,373)
Cash flows (used in) provided by financing activities:
Treasury stock purchases	(40,197)	(286,733)	0
Exercise of stock options	2,269	1,298	1,373

Net cash (used in) provided by financing activities	(37,928)	(285,435)	1,373
Net change in cash and cash equivalents	0	0	0
Cash and cash equivalents at beginning of period	0	0	0

Cash and cash equivalents at end of period	$0	$0	$0

See accompanying notes to these condensed financial statements.

PARTY CITY HOLDCO INC. (Parent company only)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Dollars in thousands)

Note 1 — Basis of presentation and description of registrant

Party City Holdco Inc. (“Party City Holdco”) Schedule I, Condensed Financial Information of Registrant, provides all parent company information that is required to be presented in accordance with the SEC rules and regulations for financial statement schedules. The consolidated financial statements of Party City Holdco are included elsewhere. The parent-company financial statements should be read in conjunction with the consolidated financial statements and the notes thereto.

Party City Holdco does not conduct any separate operations and acts only as a holding company. Its share of the net income of its unconsolidated subsidiaries is included in its statements of income using the equity method.

Since all material stock requirements, dividends and guarantees of the registrant have been disclosed in the consolidated financial statements, the information is not required to be repeated in this schedule.

Note 2 — Dividends from subsidiaries

No cash dividends were paid to Party City Holdco by its subsidiaries during the years included in these financial statements.

SCHEDULE II

PARTY CITY HOLDCO INC.

VALUATION AND QUALIFYING ACCOUNTS

The Years Ended December 31, 2016, December 31, 2017, and December 31, 2018

(Dollars in thousands)

	Beginning Balance	Write-Offs	Additions	Ending Balance
Allowance for Doubtful Accounts:
For the year ended December 31, 2016	$2,343	$441	$781	$2,683
For the year ended December 31, 2017	2,683	272	560	2,971
For the year ended December 31, 2018	2,971	1,251	1,213	2,933

Sales Returns and Allowances:
For the year ended December 31, 2016	$655	$80,317	$80,128	$466
For the year ended December 31, 2017	466	83,865	83,879	480
For the year ended December 31, 2018	480	86,727	86,988	741

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control —

Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the evaluation performed, management concluded that its internal control over financial reporting, based on the COSO framework, was effective, at the reasonable assurance level, as of December 31, 2018. Our independent registered public accounting firm, Ernst & Young LLP, issued an attestation report on the effectiveness of our internal control over financial reporting. The Ernst & Young LLP report is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

The information required by this item will be set forth in our proxy statement for our 2019 Annual Meeting of shareholders (to be filed within 120 days after December 31, 2018) (the “Proxy Statement”), and is incorporated herein by reference.

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

3.	Exhibits.

Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Party City Holdco Inc.’s Form 8-K dated April 21, 2015)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Party City Holdco Inc.’s Form 8-K dated April 21, 2015)

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to Party City Holdco Inc.’s Registration Statement on Form S-1 dated March 26, 2015)

4.2	Indenture, dated as of August 19, 2015, among Party City Holdings Inc., as Issuer, and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2015)

4.3	First Supplemental Indenture, dated as of August 19, 2015, among the Guarantors named therein and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.2 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2015)

4.4	Form of 6.125% Senior Notes due 2023 (incorporated by reference to Exhibit 4.1 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2015)

4.5*	Seconded Amended and Restated Stockholders Agreement among Party City Holdco Inc., THL PC Topco, L.P., and certain other stockholders of Party City Holdco Inc.

4.6	Amended and Restated Registration Rights Agreement among Party City Holdco Inc., THL PC Topco, L.P., Advent-Party City Acquisition Limited Partnership and certain other stockholders of Party City Holdco Inc. (incorporated by reference to Exhibit 4.1 to Party City Holdco Inc.’s Form 8-K dated April 21, 2015)

4.7	Indenture, dated as of August 2, 2018, among Party City Holdings Inc., as Issuer, and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2018)

Exhibit Number	Description

4.8	First Supplemental Indenture, dated as of August 2, 2018, among the Guarantors named therein and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.2 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2018)

4.9	Form of 6.625% Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2018)

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to Party City Holdco Inc.’s Registration Statement on Form S-1 dated March 26, 2015)

10.2†	Transition and Consulting Agreement between Party City Holdco. Inc. and Gerald C. Rittenberg, dated March 15, 2017 (incorporated by reference to Exhibit 10.1 to Party City Holdco Inc.’s Current Report on Form 8-K dated March 17, 2017)

10.3†	Amended and Restated Employment Agreement between Party City Holdings Inc., Party City Holdco. Inc. and James M. Harrison, dated May 8, 2018 (incorporated by reference to Exhibit 10.1 of Party City Holdco Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2018)

10.4†	Amended and Restated Employment Agreement between Party City Holdings Inc., Party City Holdco Inc. and Daniel J. Sullivan, dated May 8, 2018 (incorporated by reference to Exhibit 10.2 of Party City Holdco Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2018)

10.5	Term Loan Credit Agreement, dated as of August 19, 2015, among PC Intermediate Holdings, Inc., Party City Holdings Inc., Party City Corporation, the subsidiaries of the borrowers from time to time party thereto, the financial institutions party thereto, as the Lenders, and Deutsche Bank AG New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2015)

10.6	Pledge and Security Agreement, dated as of August 19, 2015, among Party City Holdings Inc., Party City Corporation, PC Intermediate Holdings, Inc., the Subsidiary Parties from time to time party thereto and Deutsche Bank AG New York Branch, in its capacity as administrative agent and collateral agent for the lenders party to the Term Loan Credit Agreement (incorporated by reference to Exhibit 10.2 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2015)

10.7	ABL Credit Agreement, dated as of August 19, 2015, among PC Intermediate Holdings, Inc., Party City Holdings Inc., Party City Corporation, the subsidiaries of the borrowers from time to time party thereto, the financial institutions party thereto, as the Lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2015)

10.8	Pledge and Security Agreement, dated as of August 19, 2015, among Party City Holdings Inc., Party City Corporation, PC Intermediate Holdings, Inc., the Subsidiary Parties from time to time party thereto and JPMorgan Chase Bank, N.A., in its capacity as administrative agent and collateral agent for the lenders party to the ABL Credit Agreement (incorporated by reference to Exhibit 10.4 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2015)

10.9	Intercreditor Agreement, dated as of August 19, 2015, among PC Intermediate Holdings, Inc., Party City Holdings Inc., Party City Corporation, the other Grantors from time to time party thereto, JPMorgan Chase Bank, N.A., as ABL Facility Agent, and Deutsche Bank AG New York Branch, as Term Loan Agent (incorporated by reference to Exhibit 10.5 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2015)

Exhibit Number	Description

10.10†	Party City Holdco Amended and Restated 2012 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to Party City Holdco Inc.’s Registration Statement on Form S-1 dated April 6, 2015)

10.11†	Party City Holdco Inc. Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.21 to Party City Holdco Inc.’s Registration Statement on Form S-1 dated March 26, 2015)

10.12†	Party City Holdco Inc. Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.2 of Party City Holdco Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 8, 2018)

10.13†	Form of Nonqualified Stock Option Award Agreement (Non-Employee Directors) under the Party City Holdco Inc. Amended and Restated 2012 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.23 to Party City Holdco Inc.’s Registration Statement on Form S-1 dated March 26, 2015)

10.14†	Form of Nonqualified Stock Option Award Agreement (Employees) under the Party City Holdco Inc. Amended and Restated 2012 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.24 to Party City Holdco Inc.’s Registration Statement on Form S-1 dated March 26, 2015)

10.15	First Amendment to Term Loan Credit Agreement, dated as of October 20, 2016, by and among Party City Holdings Inc., Party City Corporation, PC Intermediate Holdings, Inc., Deutsche Bank AG New York Branch as administrative agent and the various lenders parties thereto (incorporated by reference to Exhibit 10.1 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2016)

10.16†	Form of Unrestricted Stock Award Agreement (Non-Employee Directors) under the Party City Holdco Inc. Amended and Restated 2012 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.18 of Party City Holdco Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2018)

10.17†	Amended and Restated Employment Agreement between Party City Holdings Inc., Party City Holdco Inc. and Ryan Vero, dated May 8, 2018 (incorporated by reference to Exhibit 10.3 of Party City Holdco Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2018)

10.18†	Form of Restricted Stock Award Agreement (Time and Performance-Based Vesting) under the Party City Holdco Inc. Amended and Restated 2012 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.20 of Party City Holdco Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2018)

10.19†	Form of Restricted Stock Unit Award Agreement (Time and Performance-Based Vesting) under the Party City Holdco Inc. Amended and Restated 2012 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.21 of Party City Holdco Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2018)

10.20†	Form of Non-Employee Director Restricted Stock Unit Agreement under the Party City Holdco Inc. Amended and Restated 2012 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.22 of Party City Holdco Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2018)

10.21	First Amendment to ABL Credit Agreement, dated as of August 2, 2018, among PC Intermediate Holdings, Inc., Party City Holdings Inc., Party City Corporation, the subsidiaries of the borrowers from time to time party thereto, the financial institutions party thereto, as the Lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2018)

Exhibit Number	Description

10.22	Second Amendment to Term Loan Credit Agreement, dated as of February 16, 2018, by and among Party City Holdings Inc., Party City Corporation, PC Intermediate Holdings, Inc., Deutsche Bank AG New York Branch as administrative agent and the various lenders parties thereto (incorporated by reference to Exhibit 10.1 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2018)

10.23†*	Employment Agreement between Party City Holdings Inc., Party City Holdco Inc. and Michael P. Harrison, dated December 28, 2018

10.24	Separation Agreement and General Release by and among Party City Holdings Inc., Party City Holdco Inc. and Gregg A. Melnick, dated August 30, 2018 (incorporated by reference to Exhibit 10.1 of Party City Holdco Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 8, 2018).

21.1*	List of Subsidiaries of Party City Holdco Inc.

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2018 and December 31, 2017; (ii) the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2018, 2017 and 2016; (iii) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018, 2017 and 2016; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016; and (v) the Notes to the Consolidated Financial Statements.

†	Management contract of compensatory plan or arrangement
*	Filed herewith.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARTY CITY HOLDCO INC.

By:	/s/ Daniel J. Sullivan
Daniel J. Sullivan
Chief Financial Officer

Date: February 28, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James M. Harrison James M. Harrison	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2019

/s/ Daniel J. Sullivan Daniel J. Sullivan	Chief Financial Officer (Principal Financial Officer)	February 28, 2019

/s/ Michael A. Correale Michael A. Correale	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2019

/s/ Norman S. Matthews Norman S. Matthews	Chairman of the Board and Director	February 28, 2019

/s/ Todd M. Abbrecht Todd M. Abbrecht	Director	February 28, 2019

/s/ Steven J. Collins Steven J. Collins	Director	February 28, 2019

/s/ William S. Creekmuir William S. Creekmuir	Director	February 28, 2019

/s/ Douglas A. Haber Douglas A. Haber	Director	February 28, 2019

/s/ Lisa K. Klinger Lisa K. Klinger	Director	February 28, 2019

/s/ Michelle Millstone-Shroff Michelle Millstone-Shroff	Director	February 28, 2019

/s/ Gerald C. Rittenberg Gerald C. Rittenberg	Director	February 28, 2019

/s/ Morry J. Weiss Morry J. Weiss	Director	February 28, 2019