Form 10-Q
period 2019-03-31
Party City Holdco Inc.
filed 2019-05-09
CIK 1592058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value: $0.01/share	PRTY	New York Stock Exchange

As of April 25, 2019, 93,789,991 shares of the Registrant’s common stock were outstanding.

PARTY CITY HOLDCO INC.

Form 10-Q

March 31, 2019

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2019	December 31, 2018
	(Note 2) (Unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$38,999	$58,909
Accounts receivable, net	138,909	146,983
Inventories, net	763,341	756,038
Prepaid expenses and other current assets	68,735	61,905

Total current assets	1,009,984	1,023,835
Property, plant and equipment, net	311,990	321,044
Operating lease asset	779,810	—
Goodwill	1,659,414	1,656,950
Trade names	568,290	568,031
Other intangible assets, net	52,959	60,164
Other assets, net	14,813	12,323

Total assets	$4,397,260	$3,642,347

LIABILITIES, REDEEMABLE SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$397,882	$302,751
Accounts payable	156,100	208,149
Accrued expenses	138,680	161,228
Current portion of operating lease liability	143,028	—
Income taxes payable	21,127	25,993
Current portion of long-term obligations	13,315	13,316

Total current liabilities	870,132	711,437
Long-term obligations, excluding current portion	1,618,802	1,621,963
Long-term portion of operating lease liability	707,364	—
Deferred income tax liabilities, net	165,095	174,427
Other long-term liabilities	13,361	87,548

Total liabilities	3,374,754	2,595,375
Redeemable securities	3,351	3,351
Commitments and contingencies
Stockholders’ equity:
Common stock (93,779,787 and 93,622,934 shares outstanding and 120,960,691 and 120,788,159 shares issued at March 31, 2019 and December 31, 2018, respectively)	1,210	1,208
Additional paid-in capital	925,233	922,476
Retained earnings	465,056	495,777
Accumulated other comprehensive loss	(45,558)	(49,201)

Total Party City Holdco Inc. stockholders’ equity before common stock held in treasury	1,345,941	1,370,260
Less: Common stock held in treasury, at cost (27,180,904 and 27,165,225 shares at March 31, 2019 and December 31, 2018)	(327,086)	(326,930)

Total Party City Holdco Inc. stockholders’ equity	1,018,855	1,043,330
Noncontrolling interests	300	291

Total stockholders’ equity	1,019,155	1,043,621

Total liabilities, redeemable securities and stockholders’ equity	$4,397,260	$3,642,347

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018
Revenues:
Net sales	$511,102	$505,108
Royalties and franchise fees	2,014	2,716

Total revenues	513,116	507,824
Expenses:
Cost of sales	339,042	316,966
Wholesale selling expenses	17,961	18,787
Retail operating expenses	95,018	89,092
Franchise expenses	3,303	3,782
General and administrative expenses	41,925	48,665
Art and development costs	5,929	5,973
Development stage expenses	2,226	2,303
Store impairment and restructuring charges	18,009	—

Total expenses	523,413	485,568

(Loss) income from operations	(10,297)	22,256
Interest expense, net	29,257	23,275
Other expense, net	1,254	848

Loss before income taxes	(40,808)	(1,867)
Income tax benefit	(10,519)	(704)

Net loss	(30,289)	(1,163)
Less: Net loss attributable to noncontrolling interests	(71)	(30)

Net loss attributable to common shareholders of Party City Holdco Inc.	$(30,218)	$(1,133)

Net loss per share attributable to common shareholders of Party City Holdco Inc.–Basic	$(0.32)	$(0.01)
Net loss per share attributable to common shareholders of Party City Holdco Inc.–Diluted	$(0.32)	$(0.01)
Weighted-average number of common shares-Basic	93,174,553	96,398,585
Weighted-average number of common shares-Diluted	93,174,553	96,398,585
Dividends declared per share	$0.00	$0.00
Comprehensive (loss) income	$(26,637)	$4,067
Less: comprehensive loss attributable to noncontrolling interests	(62)	(18)

Comprehensive (loss) income attributable to common shareholders of Party City Holdco Inc.	$(26,575)	$4,085

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Party City Holdco Inc. Stockholders’ Equity Before Common Stock Held In Treasury	Common Stock Held In Treasury	Total Party City Holdco Inc. Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
Balance at December 31, 2018	$1,208	$922,476	$495,777	$(49,201)	$1,370,260	$(326,930)	$1,043,330	$291	$1,043,621
Cumulative effect of change in accounting principle, net (see Note 2)	—	662	(503)	—	159	—	159	—	159

Balance at December 31, 2018, as adjusted	$1,208	$923,138	$495,274	$(49,201)	$1,370,419	$(326,930)	$1,043,489	$291	$1,043,780
Net loss	—	—	(30,218)	—	(30,218)	—	(30,218)	(71)	(30,289)
Stock option expense	—	370	—	—	370	—	370	—	370
Restricted stock units – time-based	—	392	—	—	392	—	392	—	392
Director – non-cash compensation	—	77	—	—	77	—	77	—	77
Warrant expense	—	129	—	—	129	—	129	—	129
Exercise of stock options	2	1,086	—	—	1,088	—	1,088	—	1,088
Acquired non-controlling interest	—	41	—	—	41	—	41	71	112
Treasury stock purchases	—	—	—	—	—	(156)	(156)	—	(156)
Foreign currency adjustments	—	—	—	4,156	4,156	—	4,156	9	4,165
Impact of foreign exchange contracts, net	—	—	—	(513)	(513)	—	(513)	—	(513)

Balance at March 31, 2019	$1,210	$925,233	$465,056	$(45,558)	$1,345,941	$(327,086)	$1,018,855	$300	$1,019,155

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Party City Holdco Inc. Stockholders’ Equity Before Common Stock Held In Treasury	Common Stock Held In Treasury	Total Party City Holdco Inc. Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
Balance at December 31, 2017	$1,198	$917,192	$372,596	$(35,818)	$1,255,168	$(286,733)	$968,435	$355	$968,790
Cumulative effect of change in accounting principle, net (see Note 2)	—	—	(78)	—	(78)	—	(78)	—	(78)

Balance at December 31, 2017, as adjusted	$1,198	$917,192	$372,518	$(35,818)	$1,255,090	$(286,733)	$968,357	$355	$968,712
Net loss	—	—	(1,133)	—	(1,133)	—	(1,133)	(30)	(1,163)
Stock option expense	—	460	—	—	460	—	460	—	460
Warrant expense	—	261	—	—	261	—	261	—	261
Exercise of stock options	—	292	—	—	292	—	292	—	292
Foreign currency adjustments	—	—	—	5,406	5,406	—	5,406	12	5,418
Impact of foreign exchange contracts, net	—	—	—	(188)	(188)	—	(188)	—	(188)

Balance at March 31, 2018	$1,198	$918,205	$371,385	$(30,600)	$1,260,188	$(286,733)	$973,455	$337	$973,792

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows used in operating activities:
Net loss	$(30,289)	$(1,163)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	21,341	20,557
Amortization of deferred financing costs and original issuance discounts	1,143	1,556
Provision for doubtful accounts	371	350
Deferred income tax (benefit) expense	(9,383)	178
Deferred rent	—	368
Change in operating lease liability/asset	(19,693)	—
Undistributed income in equity method investments	(198)	(211)
Loss on disposal of assets	94	22
Store impairment and restructuring charges	18,009	—
Non-employee equity based compensation	129	261
Stock option expense	370	460
Restricted stock units expense – time-based	392	—
Directors – non-cash compensation	77	—
Changes in operating assets and liabilities, net of effects of acquired businesses:
Decrease in accounts receivable	8,022	11,243
Increase in inventories	(6,426)	(11,696)
Increase in prepaid expenses and other current assets	(7,935)	(923)
Decrease in accounts payable, accrued expenses and income taxes payable	(76,911)	(46,192)

Net cash used in operating activities	(100,887)	(25,190)
Cash flows used in investing activities:
Cash paid in connection with acquisitions, net of cash acquired	(545)	(17,021)
Capital expenditures	(12,393)	(17,906)
Proceeds from disposal of property and equipment	10	21

Net cash used in investing activities	(12,928)	(34,906)
Cash flows provided by financing activities:
Repayment of loans, notes payable and long-term obligations	(23,495)	(27,609)
Proceeds from loans, notes payable and long-term obligations	114,260	87,370
Stock repurchases	(156)	—
Exercise of stock options	1,088	292
Debt issuance costs	—	(56)

Net cash provided by financing activities	91,697	59,997
Effect of exchange rate changes on cash and cash equivalents	2,216	671

Net (decrease) increase in cash and cash equivalents and restricted cash	(19,902)	572
Cash and cash equivalents and restricted cash at beginning of period	59,219	54,408

Cash and cash equivalents and restricted cash at end of period	$39,317	$54,980

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$42,482	$28,780
Cash paid during the period for income taxes, net of refunds	$3,708	$5,342

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share)

Note 1 – Description of Business

Party City Holdco Inc. (the “Company” or “Party City Holdco”) is a vertically integrated supplier of decorated party goods. The Company designs, manufactures, sources and distributes party goods, including paper and plastic tableware, metallic and latex balloons, Halloween and other costumes, accessories, novelties, gifts and stationery. The Company’s retail operations include over 900 specialty retail party supply stores (including franchise stores) in the United States and Canada, operating under the name Party City, e-commerce websites, principally operating under the domain name PartyCity.com, and a network of approximately 250—300 temporary Halloween City stores. In addition to the Company’s retail operations, it is also a global designer, manufacturer and distributor of decorated party supplies, with products found in over 40,000 retail outlets, including independent party supply stores, mass merchants, grocery retailers, e-commerce merchandisers and dollar stores. The Company’s products are available in over 100 countries with the United Kingdom, Canada, Germany, Mexico and Australia among the largest end markets outside of the United States.

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

Operating results for interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2019. Our business is subject to substantial seasonal variations as our retail segment has historically realized a significant portion of its net sales, cash flows and net income in the fourth quarter of each year, principally due to its Halloween season sales in October and, to a lesser extent, other year-end holiday sales. We expect that this general pattern will continue. Our results of operations may also be affected by industry factors that may be specific to a particular period such as movement in and the general level of raw material costs.

Recently Issued Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, “Compensation – Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting”. The ASU simplifies the accounting for non-employee share-based payments. The Company adopted the update during the first quarter of 2019. The pronouncement requires companies to record the impact of adoption, if any, as a cumulative-effect adjustment to retained earnings as of the adoption date. Therefore, on January 1, 2019, the Company decreased retained earnings by $503. Additionally, the Company increased additional paid-in capital by $662 and recorded a $159 deferred income tax asset.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities”. The pronouncement amends the existing hedge accounting model in order to enable entities to better portray the economics of their risk management activities in their financial statements. The Company adopted the update during the first quarter of 2019 and such adoption had no impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases”. The ASU requires that companies recognize assets and liabilities for the rights and obligations created by companies’ leases. The Company’s lease portfolio is primarily comprised of store leases, manufacturing and distribution facility leases, warehouse leases and office leases. Most of the leases are operating leases. The Company’s finance leases are not material to its consolidated financial statements.

The Company adopted the new lease standard during the first quarter of 2019 and, to the extent required by the pronouncement, recognized a right of use asset and liability for all of its operating lease arrangements with terms of greater than twelve months. See the Company’s March 31, 2019 consolidated balance sheet for the impact of such adoption.

The pronouncement provided companies with a transition option under which they could opt to continue to apply legacy lease guidance in comparative periods. The Company elected such option. The Company’s December 31, 2018 consolidated balance sheet includes a $74,464 deferred rent liability in other long-term liabilities and a $7,170 deferred rent liability in accrued expenses. In the Company’s March 31, 2019 consolidated balance sheet, such amounts reduce the operating lease asset. Additionally, in the Company’s December 31, 2018 consolidated balance sheet, other intangible assets, net, includes a $3,904 intangible asset related to favorable leases. In the Company’s March 31, 2019 consolidated balance sheet, such asset is included in the operating lease asset. Further, in the Company’s December 31, 2018 consolidated balance sheet, prepaid expenses and other current assets includes a $2,552 asset related to capitalized broker costs. In the Company’s March 31, 2019 consolidated balance sheet, such capitalized costs are included in the operating lease asset.

The pronouncement had no impact on the Company’s consolidated statement of operations and comprehensive loss and it did not impact the Company’s compliance with its debt covenants. Additionally, the standard requires companies to make certain disclosures. See Note 16.

Note 3 – Store Impairment and Restructuring Charges

During the three months ended March 31, 2019, the Company performed a comprehensive review of its store locations aimed at improving the overall productivity of such locations (“store optimization program”). Each year, the Company typically closes approximately 10 Party City stores as part of its typical network rationalization process and in response to ongoing consumer, market and economic changes that naturally arise in the business. During the three months ended March 31, 2019, after careful consideration and evaluation of the store locations, the Company made the decision to accelerate the optimization of its store portfolio with the closure of approximately 45 stores which are primarily located in close proximity to other Party City stores. These closings should provide the Company with capital flexibility to expand into underserved markets. In conjunction with the store optimization program, during the first quarter of 2019, the Company recorded the following charges:

Three Months Ended March 31, 2019
Inventory reserves	$17,629
Operating lease asset impairment	13,209
Property, plant and equipment impairment	4,139
Severance	661

Total	$35,638

Such amounts represent the Company’s best estimate of the total charges that are expected to be recorded for such items. When the Company closes the stores, it will record charges for common area maintenance, insurance and taxes to be paid subsequent to such closures in accordance with the stores’ lease agreements. However, such amounts are expected to be immaterial. Additionally, the Company will incur costs while cleaning the stores and returning them to their original condition. Such costs are also expected to be immaterial.

The fair values of the operating lease assets and property, plant and equipment were determined based on estimated future discounted cash flows for such assets using market participant assumptions, including data on the ability to sub-lease the stores. The fair value for the operating lease assets was $7,426 and the fair value for the property, plant and equipment was immaterial. Such fair values represent level 3 measurements.

The charge for inventory reserves related to both an estimate of the inventory that will be disposed following the closures of the stores and an estimate of inventory that will be sold below cost prior to such closures. The charge for inventory reserves was recorded in cost of sales in the Company’s statement of operations and comprehensive loss. The other charges were recorded in Store impairment and restructuring charges in the Company’s statement of operations and comprehensive loss.

None of the severance had been paid as of March 31, 2019.

The Company cannot guarantee that it will be able to achieve the anticipated benefits from the store optimization program. If the Company is unable to achieve such benefits, its results of operations and financial condition could be affected.

Note 4 – Inventories

Inventories consisted of the following:

	March 31, 2019	December 31, 2018
Finished goods	$712,781	$706,327
Raw materials	32,724	33,423
Work in process	17,836	16,288

	$763,341	$756,038

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

Note 5 – Income Taxes

The effective income tax rate for the three months ended March 31, 2019, 25.8%, is higher than the statutory rate of 21.0% primarily due to the impact of state taxes on the Company’s estimated effective income tax rate for full-year 2019.

Note 6 – Changes in Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss consisted of the following:

	Three Months Ended March 31, 2019
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at December 31, 2018	$(50,056)	$855	$(49,201)
Other comprehensive income before reclassifications, net of income tax	4,156	62	4,218
Gains reclassified from accumulated other comprehensive loss to the condensed consolidated statement of operations and comprehensive loss, net of income tax	—	(575)	(575)

Net current-period other comprehensive income (loss)	4,156	(513)	3,643

Balance at March 31, 2019	$(45,900)	$342	$(45,558)

	Three Months Ended March 31, 2018
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at December 31, 2017	$(35,610)	$(208)	$(35,818)
Other comprehensive income (loss) before reclassifications, net of income tax	5,406	(428)	4,978
Loss reclassified from accumulated other comprehensive loss to the condensed consolidated statement of operations and comprehensive income, net of income tax	—	240	240

Net current-period other comprehensive income (loss)	5,406	(188)	5,218

Balance at March 31, 2018	$(30,204)	$(396)	$(30,600)

Note 7 – Capital Stock

At March 31, 2019, the Company’s authorized capital stock consisted of 300,000,000 shares of $0.01 par value common stock and 15,000,000 shares of $0.01 par value preferred stock.

Note 8 – Segment Information

Industry Segments

The Company has two identifiable business segments. The Wholesale segment designs, manufactures, sources and distributes decorated party goods, including paper and plastic tableware, metallic and latex balloons, Halloween and other costumes, accessories, novelties, gifts and stationery throughout the world. The Retail segment operates specialty retail party supply stores in the United States and Canada, principally under the names Party City and Halloween City, and it operates e-commerce websites, principally through the domain name Partycity.com. The Retail segment also franchises both individual stores and franchise areas throughout the United States, Mexico and Puerto Rico, principally under the name Party City. The Company’s industry segment data for the three months ended March 31, 2019 and March 31, 2018 was as follows:

	Wholesale	Retail	Consolidated
Three Months Ended March 31, 2019
Revenues:
Net sales	$290,301	$378,153	$668,454
Royalties and franchise fees	—	2,014	2,014

Total revenues	290,301	380,167	670,468
Eliminations	(157,352)	—	(157,352)

Net revenues	$132,949	$380,167	$513,116

Income (loss) from operations	$2,223	$(12,520)	$(10,297)

Interest expense, net			29,257
Other expense, net			1,254

Loss before income taxes			$(40,808)

	Wholesale	Retail	Consolidated
Three Months Ended March 31, 2018
Revenues:
Net sales	$277,827	$363,576	$641,403
Royalties and franchise fees	—	2,716	2,716

Total revenues	277,827	366,292	644,119
Eliminations	(136,295)	—	(136,295)

Net revenues	$141,532	$366,292	$507,824

Income from operations	$5,348	$16,908	$22,256

Interest expense, net			23,275
Other expense, net			848

Loss before income taxes			$(1,867)

During the three months ended March 31, 2019, the Company adopted ASU 2016-02, “Leases”. See Notes 2 and 16 for further discussion. As of March 31, 2019, the operating lease asset for the Company’s Retail segment was $723,835 and the operating lease asset for the Company’s Wholesale segment was $55,975. During the quarter, there were no other material changes to the total assets of the segments.

During the three months ended March 31, 2019, the Company initiated a store optimization program under which the Company plans to close approximately 45 Party City stores during the course of 2019. In conjunction with the program, during the first quarter of 2019, the Company’s Retail segment recorded $35,638 of charges. See Note 3 for further detail.

Note 9 – Commitments and Contingencies

The Company is a party to certain claims and litigation in the ordinary course of business. The Company does not believe these proceedings will result, individually or in the aggregate, in a material adverse effect on its financial condition or future results of operations.

Note 10 – Derivative Financial Instruments

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

Interest Rate Risk Management

As part of the Company’s risk management strategy, the Company periodically uses interest rate swap agreements to hedge the variability of cash flows on floating rate debt obligations. Accordingly, interest rate swap agreements are reflected in the consolidated balance sheets at fair value and the related gains and losses on these contracts are deferred in equity and recognized in interest expense over the same period in which the related interest payments being hedged are recognized in income. The Company did not utilize interest rate swap agreements during the three months ended March 31, 2019 and the three months ended March 31, 2018.

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

The foreign currency exchange contracts are reflected in the condensed consolidated balance sheets at fair value. At March 31, 2019 and December 31, 2018, the Company had foreign currency exchange contracts that qualified for hedge accounting. No components of these agreements were excluded in the measurement of hedge effectiveness. As these hedges are 100% effective, there is no current impact on earnings due to hedge ineffectiveness. The Company anticipates that substantially all unrealized gains and losses in accumulated other comprehensive loss related to these foreign currency exchange contracts will be reclassified into earnings by June 2020.

The following table displays the fair values of the Company’s derivatives at March 31, 2019 and December 31, 2018:

	Derivative Assets						Derivative Liabilities
	Balance Sheet Line		Fair Value	Balance Sheet Line		Fair Value	Balance Sheet Line		Fair Value	Balance Sheet Line		Fair Value
Derivative Instrument	March 31, 2019			December 31, 2018			March 31, 2019			December 31, 2018
Foreign Exchange Contracts	(a	) PP	$170	(a	) PP	$115	(b	) AE	$11	(b	) AE	$0

(a)	PP = Prepaid expenses and other current assets
(b)	AE = Accrued expenses

The following table displays the notional amounts of the Company’s derivatives at March 31, 2019 and December 31, 2018:

Derivative Instrument	March 31, 2019	December 31, 2018
Foreign Exchange Contracts	$10,467	$10,942

Note 11 – Fair Value Measurements

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

During 2017, the Company and Ampology, a subsidiary of Trivergence, reached an agreement to form a new legal entity, Kazzam, LLC (“Kazzam”), for the purpose of designing, developing and launching an online exchange platform for party-related services. As part of Ampology’s compensation for designing, developing and launching the exchange platform, Ampology received an ownership interest in Kazzam. The interest has been recorded as redeemable securities in the mezzanine of the Company’s consolidated balance sheet as, in the future, Ampology has the right to cause the Company to purchase the interest. On a recurring basis, the liability is adjusted to the greater of the current fair value or the original fair value at the time at which the ownership interest was issued (adjusted for any subsequent changes in the ownership interest percentage). As of both March 31, 2019 and December 31, 2018, the original value was greater and, therefore, the liabilities are not included in the table below.

The following table shows assets and liabilities as of March 31, 2019 that are measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total as of March 31, 2019
Derivative assets	$—	$170	$—	$170
Derivative liabilities	—	11	—	11
Punchbowl put liability	—	—	326	326

The following table shows assets and liabilities as of December 31, 2018 that are measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total as of December 31, 2018
Derivative assets	$—	$115	$—	$115
Derivative liabilities	—	—	—	—
Punchbowl put liability	—	—	316	316

The majority of the Company’s non-financial instruments, which include goodwill, intangible assets, lease assets, inventories and property, plant and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or at least annually for goodwill and indefinite-lived intangible assets), a non-financial instrument is required to be evaluated for impairment. If the Company determines that the non-financial instrument is impaired, the Company would be required to write down the non-financial instrument to its fair value. During the three months ended March 31, 2019, the Company initiated a store optimization program under which it plans to close approximately 45 Party City stores during the course of 2019. In conjunction with the program, during the first quarter of 2019, the Company recorded impairment charges for its property, plant and equipment and operating lease assets. See Note 3 for further detail.

The carrying amounts for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximated fair value at March 31, 2019 because of the short-term maturities of the instruments and/or their variable rates of interest.

The carrying amounts and fair values of borrowings under the Term Loan Credit Agreement and the Company’s senior notes as of March 31, 2019 are as follows:

	March 31, 2019
	Carrying Amount	Fair Value
Term Loan Credit Agreement	$787,766	$789,965
6.125% Senior Notes – due 2023	346,397	356,563
6.625% Senior Notes – due 2026	494,331	499,375

The fair values of the Term Loan Credit Agreement and the senior notes represent Level 2 fair value measurements as the debt instruments trade in inactive markets. The carrying amounts for other long-term debt approximated fair value at March 31, 2019 based on the discounted future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturity.

Note 12 – Earnings Per Share

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

A reconciliation between basic and diluted income per share is as follows:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Net loss attributable to common shareholders of Party City Holdco Inc.	$(30,218)	$(1,133)
Weighted average shares – Basic	93,174,553	96,398,585
Effect of dilutive securities:
Warrants	—	—
Restricted stock units	—	—
Stock options	—	—

Weighted average shares – Diluted	93,174,553	96,398,585

Net loss per share attributable to common shareholders of Party City Holdco Inc. – Basic	$(0.32)	$(0.01)

Net loss per share attributable to common shareholders of Party City Holdco Inc. – Diluted	$(0.32)	$(0.01)

During the three months ended March 31, 2019 and March 31, 2018, 3,613,408 stock options and 4,275,789 stock options, respectively, were excluded from the calculation of net loss per share attributable to common shareholders of Party City Holdco Inc. – diluted as they were anti-dilutive. Additionally, during the three months ended March 31, 2019 and March 31, 2018, 596,000 warrants and 596,000 warrants, respectively, were excluded from the calculation of net loss per share attributable to common shareholders of Party City Holdco Inc. – diluted as they were anti-dilutive. Further, during the three months ended March 31, 2019 and March 31, 2018, 142,130 restricted stock units and 0 restricted stock units, respectively, were excluded from the calculation of net loss per share attributable to common shareholders of Party City Holdco Inc. – diluted as they were anti-dilutive.

Note 13 – Long-Term Obligations

Long-term obligations at March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018
Term Loan Credit Agreement	$787,766	$791,135
6.125% Senior Notes – due 2023	346,397	346,191
6.625% Senior Notes – due 2026	494,331	494,138
Capital lease obligations	3,623	3,815

Total long-term obligations	1,632,117	1,635,279
Less: current portion	(13,315)	(13,316)

Long-term obligations, excluding current portion	$1,618,802	$1,621,963

Note 14 – Revenue from Contracts with Customers

The following table summarizes revenue from contracts with customers for the three months ended March 31, 2019 and March 31, 2018:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Retail Net Sales:
Party City Stores	$346,140	$330,845
Global E-commerce	31,808	32,731
Other	205	—

Total Retail Net Sales	$378,153	$363,576
Royalties and Franchise Fees	2,014	2,716

Total Retail Revenue	$380,167	$366,292

Wholesale Net Sales:
Domestic	$73,821	$79,559
International	59,128	61,973

Total Wholesale Net Sales	$132,949	$141,532

Total Consolidated Revenue	$513,116	$507,824

Note 15 – Cash, Cash Equivalents and Restricted Cash

The Company’s March 31, 2019 consolidated balance sheet included $38,999 of cash and cash equivalents and $318 of restricted cash and the Company’s December 31, 2018 consolidated balance sheet included $58,909 of cash and cash equivalents and $310 of restricted cash.

The Company’s March 31, 2018 consolidated balance sheet included $54,831 of cash and cash equivalents and $149 of restricted cash and the Company’s December 31, 2017 consolidated balance sheet included $54,291 of cash and cash equivalents and $117 of restricted cash.

Restricted cash is recorded in Prepaid expenses and other current assets.

Note 16 – Leases

In February 2016, the FASB issued ASU 2016-02, “Leases”. The ASU requires that companies recognize assets and liabilities for the rights and obligations created by the companies’ leases. The update was effective for the Company during the first quarter of 2019.

The FASB has provided companies with a transition option under which they can opt to continue to apply the legacy guidance, including its disclosure requirements, in the comparative periods presented in the year during which they adopt the new lease standard. Entities that elect the option only make annual disclosures for the comparative periods as legacy guidance does not require interim disclosures. The Company has elected this transition option.

Practical Expedients/Policy Elections

Under the new standard, companies may elect the following practical expedients, which must be elected as a package and applied consistently to all leases:

1. An entity need not reassess whether any expired or existing contracts are or contain leases.

2. An entity need not reassess the lease classification for any expired or existing leases.

3. An entity need not reassess initial direct costs for any existing leases.

The Company elected this package of practical expedients.

Under the new standard, an entity may also elect a practical expedient to use hindsight in determining the lease term and in assessing impairment of the entity’s right-of-use assets. The Company did not elect this practical expedient.

Additionally, under the new standard, lessees can make an accounting policy election (by class of underlying asset to which the right of use relates) to apply accounting similar to legacy accounting to leases that meet the new standard’s definition of a “short-term lease” (a lease that, at the commencement date, has a lease term of twelve months or less and does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise). The Company has made this election for all classes of underlying assets.

Further, the new standard provides a practical expedient that permits lessees to make an accounting policy election (by class of underlying asset) to account for each separate lease component of a contract and its associated non-lease components as a single lease component. The Company has elected this expedient for all asset classes, with the exception of its real estate.

Lease Population

The Company’s lease portfolio is primarily comprised of real estate leases for its permanent Party City stores. The Company also leases manufacturing facilities, distribution facilities, warehouse space and office space. Additionally, the Company enters into short leases (generally less than four months) in order to operate its temporary stores. Further, the Company enters into leases of equipment, copiers, printers and automobiles.

Substantially all of the Company’s leases are operating leases.

The Company’s finance leases are immaterial. The right-of-use asset for the Company’s finance leases is included in Property, plant and equipment, net on the Company’s consolidated balance sheet. The liabilities for the Company’s finance leases are included in Current portion of long-term obligations and Long-term obligations, excluding current portion, on the Company’s consolidated balance sheet.

The Company’s sub-leases are also immaterial.

Variable Lease Payments

A limited number of the Company’s store leases require rent to be paid based on sales levels. The Company’s cost for such leases is immaterial. Variable lease consideration is not included in lease payments until the contingency is resolved.

Additionally, for most store leases, the Company pays variable taxes and insurance.

Renewal Options

Many of the Company’s store leases, and certain of the Company’s other leases, contain renewal options. However, the renewal periods are generally not included in the right-of-use assets and lease liabilities for such leases as exercise of the options is not reasonably certain.

Discount Rates

The Company is unable to determine the discount rates that are implicit in its operating leases. Therefore, for such leases, the Company is utilizing its incremental borrowing rate.

For leases that existed as of January 1, 2019, the Company determined the applicable incremental borrowing rates for such leases based on the remaining lease terms for the leases as of such date.

Quantitative Disclosures

During the three months ended March 31, 2019, the Company’s operating lease cost was $48,295. Such amount excludes impairment charges recorded in conjunction with the Company’s store optimization program (see Note 3).

The Company’s variable lease cost during the three months ended March 31, 2019 was $8,541.

During the three months ended March 31, 2019, cash paid for amounts included in the measurement of operating lease liabilities was $66,514.

During the three months ended March 31, 2019, right-of-use assets obtained in exchange for new operating lease liabilities were $31,222 and cash outflows related to operating leases were $19,693.

As of March 31, 2019, the weighted-average remaining lease term for operating leases was 5 years and the weighted-average discount rate for operating leases was 6.8%.

As of March 31, 2019, the future cash flows for the Company’s operating leases were:

Nine months ended December 31, 2019	$135,230
2020	187,911
2021	170,658
2022	152,117
2023	123,938
Thereafter	314,034

Total Undiscounted Cash Flows	$1,083,888
Less: Interest	(233,496)

Total Operating Lease Liability	850,392
Less: Current Portion of Operating Lease Liability	(143,028)

Long-Term Portion of Operating Lease Liability	$707,364

Note 17 – Subsequent Event

As of March 31, 2019, the Company had a $540,000 asset-based revolving credit facility (with a seasonal increase to $640,000 during a certain period of each calendar year) (“ABL Facility”), which matures during August 2023 (subject to a springing maturity at an earlier date if the maturity date of certain of the Company’s other debt has not been extended or refinanced). It provides for (a) revolving loans, subject to a borrowing base, and (b) letters of credit, in an aggregate face amount at any time outstanding not to exceed $50,000.

During April 2019, the Company amended the ABL Facility. Such amendment removed the seasonal component and made the facility a $640,000 facility on a year-round basis.

During May 2019, the Company signed a letter of agreement for a new source of helium which, subject to final execution of a definitive contract, should provide for additional quantities of helium for the next two and a half years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References throughout this document to the “Company” include Party City Holdco Inc. and its subsidiaries. In this document the words “we,” “our,” “ours” and “us” refer only to the Company and its subsidiaries and not to any other person.

Business Overview

Our Company

We are the leading decorated party goods omni-channel retailer, by revenue, in North America and, we believe, the largest vertically integrated supplier of decorated party goods globally by revenue. With over 900 locations (inclusive of franchised stores), we have the only coast-to-coast network of party superstores in the U.S. and Canada and such stores make it easy and fun to enhance special occasions with a differentiated shopping experience and an unrivaled assortment of innovative and exciting merchandise offered at a compelling value. We also operate multiple e-commerce sites, principally under the domain name PartyCity.com. Further, we open a network of approximately 250 - 300 temporary Halloween City stores.

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

Results of Operations

Three Months Ended March 31, 2019 Compared To Three Months Ended March 31, 2018

The following table sets forth the Company’s operating results and operating results as a percentage of total revenues for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019		2018
	(Dollars in thousands)
Revenues:
Net sales	$511,102	99.6%	$505,108	99.5%
Royalties and franchise fees	2,014	0.4	2,716	0.5

Total revenues	513,116	100.0	507,824	100.0
Expenses:
Cost of sales	339,042	66.1	316,966	62.4
Wholesale selling expenses	17,961	3.5	18,787	3.7
Retail operating expenses	95,018	18.5	89,092	17.5
Franchise expenses	3,303	0.6	3,782	0.7
General and administrative expenses	41,925	8.2	48,665	9.6
Art and development costs	5,929	1.2	5,973	1.2
Development stage expenses	2,226	0.4	2,303	0.5
Store impairment and restructuring charges	18,009	3.5	—	—

Total expenses	523,413	102.0	485,568	95.6

(Loss) income from operations	(10,297)	(2.0)	22,256	4.4
Interest expense, net	29,257	5.7	23,275	4.6
Other expense, net	1,254	0.2	848	0.2

Loss before income taxes	(40,808)	(7.9)	(1,867)	(0.4)
Income tax benefit	(10,519)	(2.0)	(704)	(0.1)

Net loss	(30,289)	(5.9)	(1,163)	(0.2)
Less: Net loss attributable to noncontrolling interests	(71)	(0.0)	(30)	(0.0)

Net loss attributable to common shareholders of Party City Holdco Inc.	$(30,218)	(5.9)%	$(1,133)	(0.2)%

Net loss per share attributable to common shareholders of Party City Holdco Inc. – Basic	$(0.32)		$(0.01)
Net loss per share attributable to common shareholders of Party City Holdco Inc. – Diluted	$(0.32)		$(0.01)

Revenues

Total revenues for the first quarter of 2019 were $513.1 million and were $5.3 million, or 1.0%, higher than the first quarter of 2018. The following table sets forth the Company’s total revenues for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019		2018
	Dollars in Thousands	Percentage of Total Revenues	Dollars in Thousands	Percentage of Total Revenues
Net Sales:
Wholesale	$290,301	56.6%	$277,827	54.7%
Eliminations	(157,352)	(30.7)%	(136,295)	(26.8)%

Net wholesale	132,949	25.9%	141,532	27.9%
Retail	378,153	73.7%	363,576	71.6%

Total net sales	511,102	99.6%	505,108	99.5%
Royalties and franchise fees	2,014	0.4%	2,716	0.5%

Total revenues	$513,116	100.0%	$507,824	100.0%

Retail

Retail net sales during the first quarter of 2019 were $378.2 million and increased $14.6 million, or 4.0%, compared to the first quarter of 2018. Retail net sales at our Party City stores totaled $346.1 million and were $15.3 million, or 4.6%, higher than 2018 principally due to the acquisition of franchise and independent stores. During the twelve months ended March 31, 2019, we acquired 46 franchise and independent stores and opened 14 new stores. Global retail e-commerce sales totaled $31.8 million during the first quarter of 2019 and were $0.9 million, or 2.8%, lower than during the corresponding quarter of 2018 due to the impact of “buy online, pick-up in store” sales (which are included in our store sales, see below for further detail). Sales at other store formats totaled $0.2 million during the first quarter of 2019.

Same-store sales for the Party City brand (including North American retail e-commerce sales) decreased by 1.4% during the first quarter of 2019, principally due to the ongoing helium shortage and its impact on balloon sales. A benefit from the timing of certain seasonal sales was offset by the impact of severe weather.

The North American e-commerce sales that are included in our Party City brand comp decreased by 1.1% during the quarter. However, they increased by 19.1% when adjusting for the impact of our “buy online, pick-up in store” program (such sales are included in our store sales).

Excluding the impact of e-commerce, same-store sales decreased by 1.4%.

Same-store sales percentages were not affected by foreign currency as such percentages are calculated in local currency.

Wholesale

Wholesale net sales during the first quarter of 2019 totaled $132.9 million and were $8.6 million, or 6.1%, lower than the first quarter of 2018. Net sales to domestic party goods retailers and distributors (including our franchisee network) totaled $54.3 million and were $4.0 million, or 6.9%, lower than during 2018. The decrease was entirely due to our acquisition of 46 franchise and independent stores during the twelve months ended March 31, 2019; as post-acquisition sales to such stores (approximately $6.5 million during the first quarter of 2018) are now eliminated as intercompany sales. Adjusted for the acquisitions, sales to domestic party goods retailers and distributors increased by approximately $2.5 million. Net sales of metallic balloons to domestic distributors and retailers (including our franchisee network) totaled $19.5 million during the first quarter of 2019 and were $1.8 million, or 8.4%, lower than during the corresponding quarter of 2018 principally due to the ongoing helium shortage. Our international sales (which include U.S. export sales and exclude U.S. import sales from foreign subsidiaries) totaled $59.1 million and were $2.8 million, or 4.6%, lower than in 2018. The impact of foreign currency translation, which negatively impacted sales by approximately $3.5 million, was partially offset by strong sales in continental Europe.

Intercompany sales to our retail affiliates totaled $157.4 million during the first quarter of 2019 and were $21.1 million higher than during the corresponding quarter of 2018. Intercompany sales represented 54.2% of total wholesale sales during the first quarter of 2019, compared to 49.1% during the first quarter of 2018. The increase was principally due to the acquisition of franchise/independent stores and the timing of shipments. The intercompany sales of our wholesale segment are eliminated against the intercompany purchases of our retail segment in the consolidated financial statements.

Royalties and franchise fees

Royalties and franchise fees for the first quarter of 2019 totaled $2.0 million and were $0.7 million lower than during the first quarter of 2018 principally due to the acquisition of franchise stores.

Gross Profit

The following table sets forth the Company’s gross profit for the three months ended March 31, 2019 and March 31, 2018.

	Three Months Ended March 31,
	2019		2018
	Dollars in Thousands	Percentage of Net Sales	Dollars in Thousands	Percentage of Net Sales
Retail	$136,018	36.0%	$146,835	40.4%
Wholesale	36,042	27.1	41,307	29.2

Total	$172,060	33.7%	$188,142	37.2%

The gross profit margin on net sales at retail during the first quarter of 2019 was 36.0%. Such percentage was 440 basis points lower than during the corresponding quarter of 2018. The decrease was entirely due to provisions against inventory recorded in conjunction with a “store optimization program” (see “operating expenses” below for further discussion). Our manufacturing share of shelf (i.e., the percentage of our retail product cost of sales manufactured by our wholesale segment) increased from 26.8% during the first quarter of 2018 to 27.6% during the first quarter of 2019. Our wholesale share of shelf at our Party City stores and our North American retail e-commerce operations (i.e., the percentage of our retail product cost of sales supplied by our wholesale segment) was 78.1% during the quarter and was consistent with the first quarter of 2018.

The gross profit on net sales at wholesale during the first quarters of 2019 and 2018 was 27.1% and 29.2%, respectively. The decrease was principally due to unfavorable sales mix (partially due to decreased high-margin sales to franchisees due to the store acquisitions discussed above) and the impact of foreign currency on product costs.

Operating expenses

Wholesale selling expenses were $18.0 million during the first quarter of 2019 and $18.8 million during the corresponding quarter of 2018. The decrease was primarily due to the impact of foreign currency translation. Wholesale selling expenses were 13.5% and 13.3% of net wholesale sales during the first quarters of 2019 and 2018, respectively.

Retail operating expenses during the first quarter of 2019 were $95.0 million and were $5.9 million higher than the corresponding quarter of 2018. The increase was principally due to the higher store count (discussed above) and the impact of inflation. Retail operating expenses were 25.1% and 24.5% of retail sales during the first quarters of 2019 and 2018, respectively.

Franchise expenses during the first quarters of 2019 and 2018 were $3.3 million and $3.8 million, respectively.

General and administrative expenses during the first quarter of 2019 totaled $41.9 million and were $6.7 million, or 13.8%, lower than in the first quarter of 2018. The decrease was principally due to the first quarter of 2018 including non-recurring consulting and severance costs. General and administrative expenses as a percentage of total revenues were 8.2% and 9.6% during the first quarters of 2019 and 2018, respectively.

Art and development costs were $5.9 million and $6.0 million during the first quarters of 2019 and 2018, respectively.

Development stage expenses of $2.2 million represent start-up costs related to Kazzam (see the 2018 Form 10-K for further detail).

During the three months ended March 31, 2019, the Company performed a comprehensive review of its store locations aimed at improving the overall productivity of such locations (“store optimization program”). Each year, the Company typically closes approximately 10 Party City stores as part of its typical network rationalization process and in response to ongoing consumer, market and economic changes that naturally arise in the business. During the three months ended March 31, 2019, after careful consideration and evaluation of the store locations, the Company made the decision to accelerate the optimization of its store portfolio with the closure of approximately 45 stores which are primarily located in close proximity to other Party City stores. These closings should provide the Company with capital flexibility to expand into underserved markets. In conjunction with the store optimization program, during the first quarter of 2019, the Company recorded a $13.2 million impairment charge for its operating lease asset, a $4.1 million impairment charge for property, plant and equipment and $0.7 million of severance.

Interest expense, net

Interest expense, net, totaled $29.3 million during the first quarter of 2019, compared to $23.3 million during the first quarter of 2018. The variance principally relates to the impact of increasing LIBOR rates on our Term Loan Credit Agreement and our ABL Facility and the impact of the Company’s August 2018 refinancing.

Other expense, net

For the first quarters of 2019 and 2018, other expense, net, totaled $1.3 million and $0.8 million, respectively.

Income tax benefit

The effective income tax rate for the three months ended March 31, 2019, 25.8%, is higher than the statutory rate primarily due to state taxes.

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

(Dollars in thousands)	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Net loss	$(30,289)	$(1,163)
Interest expense, net	29,257	23,275
Income taxes	(10,519)	(704)
Depreciation and amortization	21,341	20,557

EBITDA	9,790	41,965
Non-cash purchase accounting adjustments	1,001	(556)
Store impairment and restructuring charges (a)	35,638	—
Other restructuring, retention and severance (b)	1,388	2,611
Deferred rent (c)	(1,150)	368
Closed store expense (d)	591	1,812
Foreign currency gains, net	(293)	(63)
Stock option expense (e)	370	460
Non-employee equity based compensation (f)	129	261
Undistributed income in equity method investments	(198)	(211)
Corporate development expenses (g)	2,845	2,574
Non-recurring consulting charges (h)	—	4,750
Refinancing charges (i)	—	1,146
Restricted stock units – time-based (j)	392	—
Non-recurring legal settlements/costs	732	—
Other	247	31

Adjusted EBITDA	$51,482	$55,148

(Dollars in thousands, except per share amounts)	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Loss before income taxes	$(40,808)	$(1,867)
Intangible asset amortization	3,429	3,663
Non-cash purchase accounting adjustments	1,317	(705)
Amortization of deferred financing costs and original issuance discounts (i)	1,143	1,556
Store impairment and restructuring charges (a)	35,638	—
Non-employee equity based compensation (f)	129	261
Refinancing charges (i)	—	800
Non-recurring consulting charges (h)	—	4,750
Stock option expense (e)	370	460

Adjusted income before income taxes	1,218	8,918
Adjusted income tax expense (k)	115	2,036

Adjusted net income	$1,103	$6,882

Adjusted net income per common share – diluted	$0.01	$0.07

Weighted-average number of common shares-diluted	93,879,979	97,650,385

(a)

During the three months ended March 31, 2019, the Company initiated a store optimization program under which it plans to close approximately 45 Party City stores during the course of 2019. In conjunction with the program, during the first quarter of 2019, the Company recorded the following charges: inventory reserves: $17,629, operating lease asset impairment: $13,209, property, plant and equipment impairment: $4,139 and severance: $661. The charge for inventory reserves was recorded in cost of sales in the Company’s statement of operations and comprehensive loss. The other charges were recorded in Store impairment and restructuring charges in the Company’s statement of operations and comprehensive loss. See Note 3 in Item 1 for further discussion.

(b)	Amounts expensed in the first quarter of 2018 principally relate to costs incurred while moving one of the Company’s domestic manufacturing facilities to a new location.
(c)

The “deferred rent” adjustment reflects the difference between accounting for rent and landlord incentives in accordance with GAAP and the Company’s actual cash outlay for such items. During the first quarter of 2019, the Company adopted ASC 842. Under the standard, the difference between accounting for rent and landlord incentives in accordance with GAAP and the Company’s actual cash outlay for such items is now incorporated in the Company’s operating lease asset.

(d)	Charges incurred related to closing and relocating stores in the ordinary course of business.
(e)	Represents non-cash charges related to stock options.
(f)	Principally represents shares of Kazzam awarded to Ampology as compensation for Ampology’s services. See the 2018 Form 10-K for further discussion.
(g)	Primarily represents start-up costs for Kazzam (see the 2018 Form 10-K for further discussion) and third-party costs related to acquisitions (principally legal and diligence expenses).
(h)	Non-recurring consulting charges related to the Company’s retail operations.
(i)

During February 2018, the Company amended the Term Loan Credit Agreement. In conjunction with the amendment, the Company wrote-off capitalized deferred financing costs, original issue discounts and call premiums. The amounts are included in “Refinancing charges” in the adjusted EBITDA table above and in “Amortization of deferred financing costs and original issuance discounts” in the adjusted net income table above. Further, in conjunction with the amendment, the Company expensed investment banking and legal fees. These amounts are included in “Refinancing charges” in the tables above.

(j)	Non-cash charges for restricted stock units that vest based on service conditions.
(k)

Represents income tax expense/benefit after excluding the specific tax impacts for each of the pre-tax adjustments. The tax impacts for each of the adjustments were determined by applying to the pre-tax adjustments the effective income tax rates for the specific legal entities in which the adjustments were recorded.

Liquidity

The Company’s indebtedness principally consists of: (i) a senior secured term loan facility (“Term Loan Credit Agreement”), (ii) $350 million of 6.125% senior notes and (iii) $500 million of 6.625% senior notes. Additionally, the Company has a $640 million asset-based revolving credit facility (“ABL Facility”) that it draws down on as necessary (see the consolidated statement of cash flows in Item 1).

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

Cash Flow

Net cash used in operating activities totaled $100.9 million and $25.2 million during the three months ended March 31, 2019 and 2018, respectively. The variance was principally due to the timing of rent payments for the Company’s stores, increased interest payments and a decrease in accounts payable as a result of the timing of inventory payments. Net cash flows used in operating activities before changes in operating assets and liabilities were $17.6 million during the first three months of 2019, compared to positive cash flows of $22.4 million during the corresponding period of 2018. Changes in operating assets and liabilities during the first three months of 2019 and 2018 resulted in the use of cash of $83.3 million and $47.6 million, respectively.

Net cash used in investing activities totaled $12.9 million during the three months ended March 31, 2019, as compared to $34.9 million during the three months ended March 31, 2018. Capital expenditures during the three months ended March 31, 2019 and 2018 were $12.4 million and $17.9 million, respectively. Retail capital expenditures totaled $8.5 million during 2019. Wholesale capital expenditures during 2019 totaled $3.9 million.

Net cash provided by financing activities was $91.7 million during the three months ended March 31, 2019 and $60.0 million during the first quarter of 2018. The variance was principally due to borrowings under the ABL Facility in order to fund the increased cash used in operating activities.

As of March 31, 2019, the Company had a $540 million asset-based revolving credit facility (with a seasonal increase to $640 million during a certain period of each calendar year), which matures during August 2023 (subject to a springing maturity at an earlier date if the maturity date of certain of the Company’s other debt has not been extended or refinanced). It provides for (a) revolving loans, subject to a borrowing base, and (b) letters of credit, in an aggregate face amount at any time outstanding not to exceed $50 million. As of March 31, 2019, the Company had approximately $116 million of availability under the ABL Facility, after considering borrowing base restrictions. During April 2019, the Company amended the facility. Such amendment removed the seasonal component and made the facility a $640 million facility on a year-round basis.

Contractual Obligations

Other than as described above under “Liquidity and Capital Resources”, there were no material changes to our future minimum contractual obligations as of December 31, 2018 as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements during the three months ended March 31, 2019 and the year ended December 31, 2018.

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

Cautionary Note Regarding Forward-Looking Statements

From time to time, including in this filing and, in particular, the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we make “forward-looking statements” within the meaning of federal and state securities laws. Disclosures that use words such as the company “believes,” “anticipates,” “expects,” “estimates,” “intends,” “will,” “may” or “plans” and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect our current expectations and are based upon data available to us at the time the statements were made. An example of a forward-looking statement is our belief that our cash generated from operating activities and availability under our credit facilities will be adequate to meet our liquidity needs for at least the next 12 months. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. These risks, as well as other risks and uncertainties, are detailed in the section titled “Risk Factors” included in our Annual Report on Form 10-K filed with the SEC on February 28, 2019. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. All forward-looking statements are qualified by these cautionary statements and are made only as of the date of this filing. Any such forward-looking statements, whether made in this filing or elsewhere, should be considered in context with the various disclosures made by us about our business. The following risks related to our business, among others, could cause actual results to differ materially from those described in the forward-looking statements:

•	our ability to compete effectively in a competitive industry;

•	fluctuations in commodity prices;

•	helium shortages;

•	our ability to appropriately respond to changing merchandise trends and consumer preferences;

•	successful implementation of our store growth strategy;

•	decreases in our Halloween sales;

•	unexpected or unfavorable consumer responses to our promotional or merchandising programs;

•	failure to comply with existing or future laws relating to our marketing programs, e-commerce initiatives and the use of consumer information;

•	disruption to the transportation system or increases in transportation costs;

•	product recalls or product liability;

•	economic slowdown affecting consumer spending and general economic conditions;

•	loss or actions of third party vendors and loss of the right to use licensed material;

•	disruptions at our manufacturing facilities;

•	failure by suppliers or third-party manufacturers to follow acceptable labor practices or to comply with other applicable laws and guidelines;

•	our international operations subjecting us to additional risks;

•	potential litigation and claims;

•	lack of available additional capital;

•	our inability to retain or hire key personnel;

•	risks associated with leasing substantial amounts of space;

•	failure of existing franchisees to conduct their business in accordance with agreed upon standards;

•	adequacy of our information systems, order fulfillment and distribution facilities;

•	our ability to adequately maintain the security of our electronic and other confidential information;

•	our inability to successfully identify and integrate acquisitions;

•	adequacy of our intellectual property rights;

•	risks related to our substantial indebtedness; and

•	the other factors set forth under “Risk Factors” in our Annual Report on Form 10-K, filed with the SEC on February 28, 2019.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risks since December 31, 2018 as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4. Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Act”)) as of March 31, 2019. Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is: (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

Information in response to this Item is incorporated herein by reference from Note 9, Commitments and Contingencies, to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Party City Holdco Inc.’s Form 8-K dated April 21, 2015)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Party City Holdco Inc.’s Form 8-K dated April 21, 2015)

10.1*	Second Amendment to ABL Credit Agreement, dated as of March 4, 2019, by and among Party City Holdings Inc., Party City Corporation, PC Intermediate Holdings, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, and each of the Persons party thereto as ABL Revolving Lenders

10.2	Third Amendment to ABL Credit Agreement, dated as of April 8, 2019, by and among Party City Holdings Inc., Party City Corporation, PC Intermediate Holdings, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, and each of the Persons party thereto as ABL Revolving Lenders (incorporated by reference to Exhibit 10.1 to Party City Holdco Inc.’s Form 8-K dated April 11, 2019)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets at March 31, 2019 and December 31, 2018; (ii) Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three month periods ended March 31, 2019 and March 31, 2018; (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three month periods ended March 31, 2019 and March 31, 2018; (iv) Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2019 and March 31, 2018; and (v) Notes to the Condensed Consolidated Financial Statements.

†	Management contract of compensatory plan or arrangement

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

PARTY CITY HOLDCO INC.

By:	/s/ Michael A. Correale
Michael A. Correale
Interim Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)

Date: May 9, 2019