Form 10-Q
period 2019-06-30
Party City Holdco Inc.
filed 2019-08-09
CIK 1592058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
June 30, 2019
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
of the Exchange Act).    Yes
☐
    No
☒
As of July 25, 2019, 94,437,133 shares of the Registrant’s common stock were outstanding.

PARTY CITY HOLDCO INC.
Form 10-Q
June 30, 2019

PARTY CITY HOLDCO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2019	December 31, 2018
	(Note 2) (Unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$47,131	$58,909
Accounts receivable, net	140,070	146,983
Inventories, net	788,097	756,038
Prepaid expenses and other current assets	66,707	61,905

Total current assets	1,042,005	1,023,835
Property, plant and equipment, net	257,395	321,044
Operating lease asset	869,345	—
Goodwill	1,659,653	1,656,950
Trade names	568,014	568,031
Other intangible assets, net	49,663	60,164
Other assets, net	12,894	12,323

Total assets	$4,458,969	$3,642,347

LIABILITIES, REDEEMABLE SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$307,379	$302,751
Accounts payable	159,515	208,149
Accrued expenses	151,459	161,228
Current portion of operating lease liability	145,472	—
Income taxes payable	10,279	25,993
Current portion of long-term obligations	76,251	13,316

Total current liabilities	850,355	711,437
Long-term obligations, excluding current portion	1,565,315	1,621,963
Long-term portion of operating lease liability	793,976	—
Deferred income tax liabilities, net	163,657	174,427
Other long-term liabilities	13,228	87,548

Total liabilities	3,386,531	2,595,375

Redeemable securities	3,351	3,351
Commitments and contingencies
Stockholders’ equity:
Common stock (94,501,055 and 93,622,934 shares outstanding and 121,681,959 and 120,788,159 shares issued at June 30, 2019 and December 31, 2018, respectively)	1,210	1,208
Additional paid-in capital	926,838	922,476
Retained earnings	513,130	495,777
Accumulated other comprehensive loss	(45,216)	(49,201)

Total Party City Holdco Inc. stockholders’ equity before common stock held in treasury	1,395,962	1,370,260
Less: Common stock held in treasury, at cost (27,180,904 and 27,165,225 shares at June 30, 2019 and December 31, 2018)	(327,086)	(326,930)

Total Party City Holdco Inc. stockholders’ equity	1,068,876	1,043,330
Noncontrolling interests	211	291

Total stockholders’ equity	1,069,087	1,043,621

Total liabilities, redeemable securities and stockholders’ equity	$4,458,969	$3,642,347

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,
	2019	2018
Revenues:
Net sales	$561,702	$558,101
Royalties and franchise fees	2,189	2,910

Total revenues	563,891	561,011

Cost of sales	353,056	329,477
Wholesale selling expenses	16,884	17,256
Retail operating expenses	96,143	92,094
Franchise expenses	3,236	3,980
General and administrative expenses	41,510	45,326
Art and development costs	5,712	5,732
Development stage expenses	3,012	1,695
Gain on sale/leaseback transaction	(58,381)	—
Store impairment and restructuring charges	5,234	—

	466,406	495,560

Income from operations	97,485	65,451
Interest expense, net	30,176	25,501
Other expense, net	3,342	2,532

Income before income taxes	63,967	37,418
Income tax expense	15,962	9,370

Net income	48,005	28,048
Add: Net income attributable to redeemable securities holder	—	410
Less: Net loss attributable to noncontrolling interests	(69)	(29)

Net income attributable to common shareholders of Party City Holdco Inc.	$48,074	$28,487

Net income per share attributable to common shareholders of Party City Holdco Inc.–Basic	$0.52	$0.30
Net income per share attributable to common shareholders of Party City Holdco Inc.–Diluted	$0.51	$0.29
Weighted-average number of common shares-Basic	93,293,176	96,453,884
Weighted-average number of common shares-Diluted	93,703,546	97,688,233
Dividends declared per share	$0.00	$0.00

Comprehensive income	$48,327	$18,825
Add: Comprehensive income attributable to redeemable securities holder	—	410
Less: Comprehensive loss attributable to noncontrolling interests	(89)	(55)

Comprehensive income attributable to common shareholders of Party City Holdco Inc.	$48,416	$19,290

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except share and per share data)

	Six Months Ended June 30,
	2019	2018
Revenues:
Net sales	$1,072,804	$1,063,209
Royalties and franchise fees	4,203	5,626

Total revenues	1,077,007	1,068,835

Cost of sales	692,098	646,443
Wholesale selling expenses	34,845	36,043
Retail operating expenses	191,161	181,186
Franchise expenses	6,539	7,762
General and administrative expenses	83,435	93,991
Art and development costs	11,641	11,705
Development stage expenses	5,238	3,998
Gain on sale/leaseback transaction	(58,381)	—
Store impairment and restructuring charges	23,243	—

	989,819	981,128

Income from operations	87,188	87,707
Interest expense, net	59,433	48,776
Other expense, net	4,596	3,380

Income before income taxes	23,159	35,551
Income tax expense	5,443	8,666

Net income	17,716	26,885
Add: Net income attributable to redeemable securities holder	—	410
Less: Net loss attributable to noncontrolling interests	(140)	(59)

Net income attributable to common shareholders of Party City Holdco Inc.	$17,856	$27,354

Net income per share attributable to common shareholders of Party City Holdco Inc. – Basic	$0.19	$0.28
Net income per share attributable to common shareholders of Party City Holdco Inc. – Diluted	$0.19	$0.28
Weighted-average number of common shares-Basic	93,233,865	96,426,235
Weighted-average number of common shares-Diluted	93,791,763	97,669,309
Dividends declared per share	$0.00	$0.00

Comprehensive income	$21,690	$22,892
Add: Comprehensive income attributable to redeemable securities holder	—	410
Less: Comprehensive loss attributable to noncontrolling interests	(151)	(73)

Comprehensive income attributable to common shareholders of Party City Holdco Inc.	$21,841	$23,375

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)
Three months ended June 30, 2019 and June 30, 2018:

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Party City Holdco Inc. Stockholders’ Equity Before Common Stock Held In Treasury	Common Stock Held In Treasury	Total Party City Holdco Inc. Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
Balance at March 31, 2019	$1,210	$925,233	$465,056	$(45,558)	$1,345,941	$(327,086)	$1,018,855	$300	$1,019,155
Net income (loss)	—	—	48,074	—	48,074	—	48,074	(69)	48,005
Stock option expense	—	371	—	—	371	—	371	—	371
Restricted stock units – time-based	—	541	—	—	541	—	541	—	541
Restricted stock units – performance-based	—	476	—	—	476	—	476	—	476
Director – non-cash compensation	—	88	—	—	88	—	88	—	88
Warrant expense	—	129	—	—	129	—	129	—	129
Foreign currency adjustments	—	—	—	556	556	—	556	(20)	536
Impact of foreign exchange contracts, net	—	—	—	(214)	(214)	—	(214)	—	(214)

Balance at June 30, 2019	$1,210	$926,838	$513,130	$(45,216)	$1,395,962	$(327,086)	$1,068,876	$211	$1,069,087

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Party City Holdco Inc. Stockholders’ Equity Before Common Stock Held In Treasury	Common Stock Held In Treasury	Total Party City Holdco Inc. Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
Balance at March 31, 2018	$1,198	$918,205	$371,385	$(30,600)	$1,260,188	$(286,733)	$973,455	$337	$973,792
Net income (loss)	—	—	28,077	—	28,077	—	28,077	(29)	28,048
Net income attributable to redeemable securities holder	—	—	410	—	410	—	410	—	410
Stock option expense	—	482	—	—	482	—	482	—	482
Restricted stock units – time-based	—	252	—	—	252	—	252	—	252
Restricted stock units – performance-based	—	593	—	—	593	—	593	—	593
Director – non-cash compensation	—	59	—	—	59	—	59	—	59
Warrant expense	—	65	—	—	65	—	65	—	65
Exercise of stock options	1	189	—	—	190	—	190	—	190
Foreign currency adjustments	—	—	—	(10,713)	(10,713)	—	(10,713)	(26)	(10,739)
Impact of foreign exchange contracts, net	—	—	—	1,516	1,516	—	1,516	—	1,516

Balance at June 30, 2018	$1,199	$919,845	$399,872	$(39,797)	$1,281,119	$(286,733)	$994,386	$282	$994,668

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)
Six months ended June 30, 2019 and June 30, 2018:

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Party City Holdco Inc. Stockholders’ Equity Before Common Stock Held In Treasury	Common Stock Held In Treasury	Total Party City Holdco Inc. Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
Balance at December 31, 2018	$1,208	$922,476	$495,777	$(49,201)	$1,370,260	$(326,930)	$1,043,330	$291	$1,043,621
Cumulative effect of change in accounting principle, net (see Note 2)	—	662	(503)	—	159	—	159	—	159

Balance at December 31, 2018, as adjusted	$1,208	$923,138	$495,274	$(49,201)	$1,370,419	$(326,930)	$1,043,489	$291	$1,043,780
Net income (loss)	—	—	17,856	—	17,856	—	17,856	(140)	17,716
Stock option expense	—	741	—	—	741	—	741	—	741
Restricted stock units – time-based	—	933	—	—	933	—	933	—	933
Restricted stock units – performance-based	—	476	—	—	476	—	476	—	476
Director – non-cash compensation	—	165	—	—	165	—	165	—	165
Warrant expense	—	258	—	—	258	—	258	—	258
Exercise of stock options	2	1,086	—	—	1,088	—	1,088	—	1,088
Acquired non-controlling interest	—	41	—	—	41	—	41	71	112
Treasury stock purchases	—	—	—	—	—	(156)	(156)	—	(156)
Foreign currency adjustments	—	—	—	4,712	4,712	—	4,712	(11)	4,701
Impact of foreign exchange contracts, net	—	—	—	(727)	(727)	—	(727)	—	(727)

Balance at June 30, 2019	$1,210	$926,838	$513,130	$(45,216)	$1,395,962	$(327,086)	$1,068,876	$211	$1,069,087

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Party City Holdco Inc. Stockholders’ Equity Before Common Stock Held In Treasury	Common Stock Held In Treasury	Total Party City Holdco Inc. Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
Balance at December 31, 2017	$1,198	$917,192	$372,596	$(35,818)	$1,255,168	$(286,733)	$968,435	$355	$968,790
Cumulative effect of change in accounting principle, net	—	—	(78)	—	(78)	—	(78)	—	(78)

Balance at December 31, 2017, as adjusted	$1,198	$917,192	$372,518	$(35,818)	$1,255,090	$(286,733)	$968,357	$355	$968,712
Net income	—	—	26,944	—	26,944	—	26,944	(59)	26,885
Net income attributable to redeemable securities holder	—	—	410	—	410	—	410	—	410
Stock option expense	—	942	—	—	942	—	942	—	942
Restricted stock units – time-based	—	252	—	—	252	—	252	—	252
Restricted stock units – performance-based	—	593	—	—	593	—	593	—	593
Director – non-cash compensation	—	59	—	—	59	—	59	—	59
Warrant expense	—	326	—	—	326	—	326	—	326
Exercise of stock options	1	481	—	—	482	—	482	—	482
Foreign currency adjustments	—	—	—	(5,307)	(5,307)	—	(5,307)	(14)	(5,321)
Impact of foreign exchange contracts, net	—	—	—	1,328	1,328	—	1,328	—	1,328

Balance at June 30, 2018	$1,199	$919,845	$399,872	$(39,797)	$1,281,119	$(286,733)	$994,386	$282	$994,668

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows used in operating activities:
Net income	$17,716	$26,885
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	43,225	40,812
Amortization of deferred financing costs and original issuance discounts	2,289	2,766
Provision for doubtful accounts	596	304
Deferred income tax (benefit) expense	(10,779)	1,443
Deferred rent	—	1,155
Change in operating lease liability/asset	(21,406)	—
Undistributed income in equity method investments	(202)	(301)
(Gain) loss on disposal of assets	(59,087)	24
Store impairment and restructuring charges	19,490	—
Non-employee equity based compensation	258	365
Stock option expense	741	942
Restricted stock units expense – time-based	933	252
Restricted stock units expense – performance-based	476	593
Directors – non-cash compensation	165	59
Changes in operating assets and liabilities, net of effects of acquired businesses:
Decrease in accounts receivable	6,588	8,791
Increase in inventories	(31,145)	(68,741)
Increase in prepaid expenses and other current assets	(4,333)	(9,137)
Decrease in accounts payable, accrued expenses and income taxes payable	(71,438)	(29,220)

Net cash used in operating activities	(105,913)	(23,008)
Cash flows provided by (used in) investing activities:
Cash paid in connection with acquisitions, net of cash acquired	(545)	(21,325)
Capital expenditures	(31,098)	(44,406)
Proceeds from disposal of property and equipment	113,799	21

Net cash provided by (used in) investing activities	82,156	(65,710)
Cash flows provided by financing activities:
Repayment of loans, notes payable and long-term obligations	(148,526)	(26,062)
Proceeds from loans, notes payable and long-term obligations	157,440	112,293
Stock repurchases	(156)	—
Exercise of stock options	1,088	482
Debt issuance costs	(343)	(56)

Net cash provided by financing activities	9,503	86,657
Effect of exchange rate changes on cash and cash equivalents	2,166	(780)

Net decrease in cash and cash equivalents and restricted cash	(12,088)	(2,841)
Cash and cash equivalents and restricted cash at beginning of period	59,219	54,408

Cash and cash equivalents and restricted cash at end of period	$47,131	$51,567

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$57,503	$49,489
Cash paid during the period for income taxes, net of refunds	$31,924	$46,617

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share)
Note 1 – Description of Business
Party City Holdco Inc. (the “Company” or “Party City Holdco”) is a vertically integrated supplier of decorated party goods. The Company designs, manufactures, sources and distributes party goods, including paper and plastic tableware, metallic and latex balloons, Halloween and other costumes, accessories, novelties, gifts and stationery. The Company’s retail operations include over 900 specialty retail party supply stores (including franchise stores) in the United States and Canada, operating under the name Party City,
e-commerce
websites, principally operating under the domain name PartyCity.com, and a network of approximately 250 - 300 temporary Halloween City stores. In addition to the Company’s retail operations, it is also a global designer, manufacturer and distributor of decorated party supplies, with products found in over 40,000 retail outlets, including independent party supply stores, mass merchants, grocery retailers,
e-commerce
merchandisers and dollar stores. The Company’s products are available in over 100 countries with the United Kingdom, Canada, Germany, Mexico and Australia among the largest end markets outside of the United States.
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
The majority of our retail operations define a fiscal year (“Fiscal Year”) as the
52
-week
period or
53
-week
period ended on the Saturday nearest December
31
st of each year and define fiscal quarters (“Fiscal Quarter”) as the four interim
13
-week
periods following the end of the previous Fiscal Year, except in the case of a
53-week
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

In June 2016, the FASB issued ASU
2016-13,
“Financial Instruments – Credit Losses”. The ASU changes how entities will account for credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The pronouncement is effective for the Company during the first quarter of 2020. The Company is still evaluating the impact of the ASU on its consolidated financial statements.
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
The Company adopted the new lease standard during the first quarter of 2019 and, to the extent required by the pronouncement, recognized a right of use asset and liability for all of its operating lease arrangements with terms of greater than twelve months. See the Company’s June 30, 2019 consolidated balance sheet for the impact of such adoption.
The pronouncement provided companies with a transition option under which they could opt to continue to apply legacy lease guidance in comparative periods. The Company elected such option. The Company’s December 31, 2018 consolidated balance sheet includes a $74,464 deferred rent liability in other long-term liabilities and a $7,170 deferred rent liability in accrued expenses. In the Company’s June 30, 2019 consolidated balance sheet, such accounts reduce the operating lease asset. Additionally, in the Company’s December 31, 2018 consolidated balance sheet, other intangible assets, net, includes a $3,904 intangible asset related to favorable leases and prepaid expenses and other current assets includes a $2,552 asset related to capitalized broker costs. In the Company’s June 30, 2019 consolidated balance sheet, such assets are included in the operating lease asset.
The pronouncement had no impact on the Company’s consolidated statement of operations and comprehensive income (loss) and it did not impact the Company’s compliance with its debt covenants. Additionally, the standard requires companies to make certain disclosures. See Note 17.
Note 3 – Store Impairment and Restructuring Charges
Each year, the Company typically closes approximately 10 Party City stores as part of its typical network rationalization process and in response to ongoing consumer, market and economic changes that naturally arise in the business. During the six months ended June 30, 2019, the Company performed a comprehensive review of its store locations aimed at improving the overall productivity of such locations (“store optimization program”) and, after careful consideration and evaluation of the store locations, the Company made the decision to accelerate the optimization of its store portfolio with the closure of approximately 55 stores which are primarily located in close proximity to other Party City stores. These closings should provide the Company with capital flexibility to expand into underserved markets. In conjunction with the store optimization program, during the three and six months ended June 30, 2019, the Company recorded the following charges:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Inventory reserves	$3,656	$21,285
Operating lease asset impairment	940	14,149
Property, plant and equipment impairment	541	4,680
Labor and other costs incurred closing stores	3,753	3,753
Severance	—	661

Total	$8,890	$44,528

Such amounts represent the Company’s best estimate of the total charges that are expected to be recorded for such items. When the Company closes the stores, it will record charges for common area maintenance, insurance and taxes to be paid subsequent to such closures in accordance with the stores’ lease agreements. However, such amounts are expected to be immaterial. Additionally, the Company will continue to incur costs while moving inventory, cleaning the stores and returning them to their original condition. Such costs are also expected to be immaterial.
The fair values of the operating lease assets and property, plant and equipment were determined based on estimated future discounted cash flows for such assets using market participant assumptions, including data on the ability to sub-lease
the stores.
The charge for inventory reserves related to both an estimate of the inventory that will be disposed following the closures of the stores and an estimate of inventory that will be sold below cost prior to such closures. The charge for inventory reserves was recorded in cost of sales in the Company’s statement of operations and comprehensive income (loss). The other charges were recorded in Store impairment and restructuring charges in the Company’s statement of operations and comprehensive income (loss).

The Company cannot guarantee that it will be able to achieve the anticipated benefits from the store optimization program. If the Company is unable to achieve such benefits, its results of operations and financial condition could be affected.
Note 4 – Sale/Leaseback Transaction
In June 2019, the Company sold its main distribution center in Chester, New York, its metallic balloons manufacturing facility in Eden Prairie, Minnesota and its injection molded plastics manufacturing facility in Los Lunas, New Mexico. Simultaneously, the Company entered into twenty year leases for each of the facilities. The aggregate sale price was $128,000 and, during the three months ended June 30, 2019, the Company recorded a $58,381 gain on the sale, net of transaction costs, in the Company’s condensed consolidated statement of operations and comprehensive income.
Under the terms of the lease agreements, the Company will pay total rent of $8,320 during the first year and the annual rent will increase by 2% thereafter.
The Chester and Eden Prairie leases are being accounted for as operating leases and the sale of such properties is included in the gain above.
However, for the Los Lunas property, the present value of the lease payments is greater than substantially all of the fair value of the assets. Therefore, the lease is a finance lease and sale accounting treatment is prohibited. As such, the Company is accounting for the $12,080 of proceeds as a finance lease and has recorded such amount in long-term obligations in its June 30, 2019 condensed consolidated balance sheet.
In conjunction with the sale/leaseback transaction, during June 2019, the Company amended its Term Loan Credit Agreement. The amendment required the Company to use half of the proceeds from the transaction, net of costs, to paydown part of the outstanding balance under such debt agreement. Additionally, the amendment requires the Company to pay an immaterial “consent fee” to the lenders. As the Term Loan Credit Agreement is a loan syndication, the Company assessed, on a creditor-by-creditor basis, whether the amendment should be accounted for as an extinguishment or a modification. The Company concluded that, for each creditor, the amendment should be accounted for as a modification. Therefore, no capitalized deferred financing costs or original issuance discounts were written off in conjunction with the amendment.
During June 2019, the Company used proceeds from the sale (net of costs) of $125,864 to paydown outstanding debt.
Note 5 – Inventories
Inventories consisted of the following:

	June 30, 2019	December 31, 2018
Finished goods	$738,404	$706,327
Raw materials	33,030	33,423
Work in process	16,663	16,288

	$788,097	$756,038

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
Note 6 – Income Taxes
The effective income tax rate for the six months ended June 30, 2019, 23.5%, is higher than the statutory rate of 21.0% primarily due to the
 impact of state taxes on the Company’s estimated effective income tax rate for full-year 2019.

Note 7 – Changes in Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss consisted of the following:

	Three Months Ended June 30, 2019
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at March 31, 2019	$(45,900)	$342	$(45,558)
Other comprehensive income (loss) before reclassifications, net of tax	556	(3)	553
Gains reclassified from accumulated other comprehensive loss to the condensed consolidated statement of operations and comprehensive income, net of income tax	—	(211)	(211)

Net current-period other comprehensive income (loss)	556	(214)	342

Balance at June 30, 2019	$(45,344)	$128	$(45,216)

	Three Months Ended June 30, 2018
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at March 31, 2018	$(30,204)	$(396)	$(30,600)
Other comprehensive (loss) income before reclassifications	(10,713)	1,398	(9,315)
Loss reclassified from accumulated other comprehensive loss to the condensed consolidated statement of operations and comprehensive income	—	118	118

Net current-period other comprehensive (loss) income	(10,713)	1,516	(9,197)

Balance at June 30, 2018	$(40,917)	$1,120	$(39,797)

	Six Months Ended June 30, 2019
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at December 31, 2018	$(50,056)	$855	$(49,201)
Other comprehensive income before reclassifications, net of tax	4,712	60	4,772
Gains reclassified from accumulated other comprehensive loss to the condensed consolidated statement of operations and comprehensive income, net of income tax	—	(787)	(787)

Net current-period other comprehensive income (loss)	4,712	(727)	3,985

Balance at June 30, 2019	$(45,344)	$128	$(45,216)

	Six Months Ended June 30, 2018
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at December 31, 2017	$(35,610)	$(208)	$(35,818)
Other comprehensive (loss) income before reclassifications, net of income tax	(5,307)	971	(4,336)
Loss reclassified from accumulated other comprehensive loss to the condensed consolidated statement of operations and comprehensive income, net of income tax	—	357	357

Net current-period other comprehensive (loss) income	(5,307)	1,328	(3,979)

Balance at June 30, 2018	$(40,917)	$1,120	$(39,797)

Note 8 – Capital Stock
At June 30, 2019, the Company’s authorized capital stock consisted of 300,000,000 shares of $0.01 par value common stock and 15,000,000 shares of $0.01 par value preferred stock.
Note 9 – Segment Information
Industry Segments
The Company has two identifiable business segments. The Wholesale segment designs, manufactures, sources and distributes decorated party goods, including paper and plastic tableware, metallic and latex balloons, Halloween and other costumes, accessories, novelties, gifts and stationery throughout the world. The Retail segment operates specialty retail party supply stores in the United States and Canada, principally under the names Party City and Halloween City, and it operates e-commerce websites, principally through the domain name Partycity.com. The Retail segment also franchises both individual stores and franchise areas throughout the United States, Mexico and Puerto Rico, principally under the name Party City. The Company’s industry segment data for the three months ended June 30, 2019 and June 30, 2018 was as follows:
During June 2019, the Company’s Wholesale segment sold its main distribution center in Chester, New York, its metallic balloons manufacturing facility in Eden Prairie, Minnesota and its injection molded plastics manufacturing facility in Los Lunas, New Mexico. The aggregate sale price was $
128,000
and, during the three months ended June 30, 2019, the Company’s Wholesale segment recorded a $58,381 gain on the sale in the Company’s condensed consolidated statement of operations and comprehensive income. See Note 4 for further detail.
During the three and six months ended June 30, 2019, the Company executed a store optimization program under which the Company plans to close approximately 55 Party City stores during the course of 2019. In conjunction with the program, during the three months and six months ended June 30, 2019, the Company’s Retail segment recorded charges of $8,890 and $44,528, respectively. See Note 3 for further detail.

	Wholesale	Retail	Consolidated
Three Months Ended June 30, 2019
Revenues:
Net sales	$289,067	$423,157	$712,224
Royalties and franchise fees	—	2,189	2,189

Total revenues	289,067	425,346	714,413
Eliminations	(150,522)	—	(150,522)

Net revenues	$138,545	$425,346	$563,891

Income from operations	$60,297	$37,188	$97,485

Interest expense, net			30,176
Other expense, net			3,342

Income before income taxes			$63,967

	Wholesale	Retail	Consolidated
Three Months Ended June 30, 2018
Revenues:
Net sales	$285,733	$411,353	$697,086
Royalties and franchise fees	—	2,910	2,910

Total revenues	285,733	414,263	699,996
Eliminations	(138,985)	—	(138,985

Net revenues	$146,748	$414,263	$561,011

Income from operations	$11,148	$54,303	$65,451

Interest expense, net			25,501
Other expense, net			2,532

Income before income taxes			$37,418

The Company’s industry segment data for the six months ended June 30, 2019 and June 30, 2018 was as follows:

	Wholesale	Retail	Consolidated
Six Months Ended June 30, 2019
Revenues:
Net sales	$579,368	$801,310	$1,380,678
Royalties and franchise fees	—	4,203	4,203

Total revenues	579,368	805,513	1,384,881
Eliminations	(307,874)	—	(307,874)

Net revenues	$271,494	$805,513	$1,077,007

Income from operations	$62,520	$24,668	$87,188

Interest expense, net			59,433
Other expense, net			4,596

Income before income taxes			$23,159

	Wholesale	Retail	Consolidated
Six Months Ended June 30, 2018
Revenues:
Net sales	$563,560	$774,929	$1,338,489
Royalties and franchise fees	—	5,626	5,626

Total revenues	563,560	780,555	1,344,115
Eliminations	(275,280)	—	(275,280)

Net revenues	$288,280	$780,555	$1,068,835

Income from operations	$16,496	$71,211	$87,707

Interest expense, net			48,776
Other expense, net			3,380

Income before income taxes			$35,551

During the three months ended March 31, 2019, the Company adopted ASU
2016-02,
“Leases”. See Notes 2 and 17 for further discussion. As of June 30, 2019, the operating lease asset for the Company’s Retail segment was $722,090 and the operating lease asset for the Company’s Wholesale segment was $147,256.
Note 10 – Commitments and Contingencies
The Company is a party to certain claims and litigation in the ordinary course of business. The Company does not believe these proceedings will result, individually or in the aggregate, in a material adverse effect on its financial condition or future results of operations.
Note 11 – Derivative Financial Instruments
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
Interest Rate Risk Management
As part of the Company’s risk management strategy, the Company periodically uses interest rate swap agreements to hedge the variability of cash flows on floating rate debt obligations. Accordingly, interest rate swap agreements are reflected in the consolidated balance sheets at fair value and the related gains and losses on these contracts are deferred in equity and recognized in interest expense over the same period in which the related interest payments being hedged are recognized in income. The Company did not utilize interest rate swap agreements during the six months ended June 30, 2019 and the six months ended June 30, 2018.
Foreign Exchange Risk Management
A portion of the Company’s cash flows are derived from transactions denominated in foreign currencies. In order to reduce the uncertainty of foreign exchange rate movements on transactions denominated in foreign currencies, including the British Pound Sterling, the Canadian Dollar, the Euro, the Malaysian Ringgit, the Australian Dollar, and the Mexican Peso, the Company enters into foreign exchange contracts with major international financial institutions. These forward contracts, which typically mature within one year
, are designed to hedge anticipated foreign currency transactions, primarily inventory purchases and sales. For contracts that qualify for hedge accounting, the terms of the foreign exchange contracts are such that cash flows from the contracts should be highly effective in offsetting the expected cash flows from the underlying forecasted transactions.
The foreign currency exchange contracts are reflected in the condensed consolidated balance sheets at fair value. At June 30, 2019 and December 31, 2018, the Company had foreign currency exchange contracts that qualified for hedge accounting. No components of these agreements were excluded in the measurement of hedge effectiveness. As these hedges are 100% effective, there is no current impact on earnings due to hedge ineffectiveness. The Company anticipates that substantially all unrealized gains and losses in accumulated other comprehensive loss related to these foreign currency exchange contracts will be reclassified into earnings by June 2020.
The following table displays the fair values of the Company’s derivatives at June 30, 2019 and December 31, 2018:

	Derivative Assets						Derivative Liabilities
	Balance Sheet Line		Fair Value	Balance Sheet Line		Fair Value	Balance Sheet Line		Fair Value	Balance Sheet Line		Fair Value
Derivative Instrument	June 30, 2019			December 31, 2018			June 30, 2019			December 31, 2018
Foreign Exchange Contracts	(a	) PP	$58	(a	) PP	$115	(b	) AE	$7	(b	) AE	$—

(a)	PP = Prepaid expenses and other current assets

(b)	AE = Accrued expenses

The following table displays the notional amounts of the Company’s derivatives at June 30, 2019 and December 31, 2018:

Derivative Instrument	June 30, 2019	December 31, 2018
Foreign Exchange Contracts	$6,200	$10,942

Note 12 – Fair Value Measurements
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

During 2017, the Company acquired a 28%
ownership interest in Punchbowl, Inc. (“Punchbowl”), a provider of digital greeting cards and digital invitations. At such time, the Company provided Punchbowl’s other investors with the ability to “put” their interest in Punchbowl to the Company at a future date. Additionally, at such time, the Company received the ability to “call” the interest of the other investors. During the three months ended June 30, 2019, the option was terminated and the Company wrote off its asset related to the call option and reversed its liability related to the put option and recorded a net charge of $
1,890
 in “other expense, net” in the Company’s condensed consolidated statement of operations and comprehensive income. Prior to such time, the Company had been adjusting the put liability to fair value on a recurring basis. The liability represented a Level 3 fair value measurement as it was based on unobservable inputs.
During 2017, the Company and Ampology, a subsidiary of Trivergence, reached an agreement to form a new legal entity, Kazzam, LLC (“Kazzam”), for the purpose of designing, developing and launching an online exchange platform for party-related services. As part of Ampology’s compensation for designing, developing and launching the exchange platform, Ampology received an ownership interest in Kazzam. The interest has been recorded as redeemable securities in the mezzanine of the Company’s consolidated balance sheet as, in the future, Ampology has the right to cause the Company to purchase the interest. On a recurring basis, the liability is adjusted to the greater of the current fair value or the original fair value at the time at which the ownership interest was issued (adjusted for any subsequent changes in the ownership interest percentage). As of both June 30, 2019 and December 31, 2018, the original value was greater and, therefore, the liabilities are not included in the table below.
The following table shows assets and liabilities as of June 30, 2019 that are measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total as of June 30, 2019
Derivative assets	$—	$58	$—	$58
Derivative liabilities	—	7	—	7

The following table shows assets and liabilities as of December 31, 2018 that are measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total as of December 31, 2018
Derivative assets	$—	$115	$—	$115
Derivative liabilities	—	—	—	—
Punchbowl put liability	—	—	316	316

The majority of the Company’s non-financial instruments, which include goodwill, intangible assets, lease assets, inventories and property, plant and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or at least annually for goodwill and indefinite-lived intangible assets), a non-financial instrument is required to be evaluated for impairment. If the Company determines that the non-financial instrument is impaired, the Company would be required to write down the non-financial instrument to its fair value. During the six months ended June 30, 2019, the Company initiated a store optimization program under which it plans to close approximately 55 Party City stores during the course of 2019. In conjunction with the program, during the six months ended June 30, 2019, the Company recorded impairment charges for its property, plant and equipment and operating lease assets. See Note 3 for further detail.

The carrying amounts for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximated fair value at June 30, 2019 because of the short-term maturities of the instruments and/or their variable rates of interest.
The carrying amounts and fair values of borrowings under the Term Loan Credit Agreement and the Company’s senior notes as of June 30, 2019 are as follows:

	June 30, 2019
	Carrying Amount	Fair Value
Term Loan Credit Agreement	$784,994	$787,913
6.125% Senior Notes – due 2023	346,603	352,625
6.625% Senior Notes – due 2026	494,524	485,000

The fair values of the Term Loan Credit Agreement and the senior notes represent Level 2 fair value measurements as the debt instruments trade in inactive markets. The carrying amounts for other long-term debt approximated fair value at June 30, 2019 based on the discounted future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturity.
Note 13 – Earnings Per Share
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
A reconciliation between basic and diluted income (loss) per share is as follows:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Net income attributable to common shareholders of Party City Holdco Inc.	$48,074	$28,487	$17,856	$27,354
Weighted average shares - Basic	93,293,176	96,453,884	93,233,865	96,426,235
Effect of dilutive securities:
Warrants	—	—	—	—
Restricted stock units	19,228	—	23,628	—
Stock options	391,142	1,234,350	534,270	1,243,074

Weighted average shares - Diluted	93,703,546	97,688,233	93,791,763	97,669,309

Net income per share attributable to common shareholders of Party City Holdco Inc. - Basic	$0.52	$0.30	$0.19	$0.28

Net income per share attributable to common shareholders of Party City Holdco Inc. - Diluted	$0.51	$0.29	$0.19	$0.28

During the three months ended June 30, 2019 and June 30, 2018, 2,118,443 stock options and 2,494,428 stock options, respectively, were excluded from the calculation of diluted earnings per share as they were anti-dilutive. Additionally, during the three months ended June 30, 2019 and June 30, 2018, 596,000 warrants and 596,000 warrants, respectively, were excluded from the calculation of diluted earnings per share as they were anti-dilutive. Further, during the three months ended June 30, 2019 and June 30, 2018, 199,978 restricted stock units and 201,270 restricted stock units, respectively, were excluded from the calculation of diluted earnings per share as they were anti-dilutive.

During the six months ended June 30, 2019 and June 30, 2018, 2,118,443 stock options and 2,494,428 stock options, respectively, were excluded from the calculation of diluted earnings per share as they were anti-dilutive. Additionally, during the six months ended June 30, 2019 and June 30, 2018, 596,000 warrants and 596,000 warrants, respectively, were excluded from the calculation of diluted earnings per share as they were anti-dilutive. Further, during the six months ended June 30, 2019 and June 30, 2018, 199,978 restricted stock units and 201,270 restricted stock units, respectively, were excluded from the calculation of diluted earnings per share as they were anti-dilutive.

Note 14 –
Current and
Long-Term Obligations
Long-term obligations at June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019	December 31, 2018
Term Loan Credit Agreement	$784,994	$791,135
6.125% Senior Notes – due 2023	346,603	346,191
6.625% Senior Notes – due 2026	494,524	494,138

Finance lease obligations	15,445	3,815
Total long-term obligations	1,641,566	1,635,279
Less: current portion	(76,251)	(13,316)

Long-term obligations, excluding current portion	$1,565,315	$1,621,963

Prior to April 2019, the Company had a $540,000 asset-based revolving credit facility (with a seasonal increase to $640,000 during a certain period of each calendar year) (“ABL Facility”), which matures during
August 2023
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
During June 2019, in conjunction with a sale/leaseback transaction, the Company amended its Term Loan Credit Agreement and financed its Los Lunas, New Mexico facility via a finance lease, which is included in the table above. See Note 4 for further detail.
Note 15 – Revenue from Contracts with Customers
The following table summarizes revenue from contracts with customers for the three and six months ended June 30, 2019 and June 30, 2018:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Retail Net Sales:
North American Party City Stores	$387,308	$376,222	$733,448	$707,067
Global E-commerce	35,364	35,131	67,172	67,862
Other	485	—	690	—

Total Retail Net Sales	$423,157	$411,353	$801,310	$774,929
Royalties and Franchise Fees	2,189	2,910	4,203	5,626

Total Retail Revenue	$425,346	$414,263	$805,513	$780,555

Wholesale Net Sales:
Domestic	$74,766	$79,397	$148,587	$158,956
International	63,779	67,351	122,907	129,324

Total Wholesale Net Sales	$138,545	$146,748	$271,494	$288,280
Total Consolidated Revenue	$563,891	$561,011	$1,077,007	$1,068,835

Note 16 – Cash, Cash Equivalents and Restricted Cash
The Company’s June 30, 2019 consolidated balance sheet included $47,131 of cash and cash equivalents and $0 of restricted cash and the Company’s December 31, 2018 consolidated balance sheet included $58,909 of cash and cash equivalents and $310 of restricted cash.
The Company’s June 30, 2018 consolidated balance sheet included $51,461 of cash and cash equivalents and $106 of restricted cash and the Company’s December 31, 2017 consolidated balance sheet included $54,291 of cash and cash equivalents and $117 of restricted cash.

Restricted cash is recorded in Prepaid expenses and other current assets.
Note 17 – Leases
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
Quantitative Disclosures
During the three months and six months ended June 30, 2019, the Company’s operating lease cost was $49,152 and $97,447, respectively. Such amount excludes impairment charges recorded in conjunction with the Company’s store optimization program (see Note 3).
The Company’s variable lease cost during the three and six months ended June 30, 2019 was $8,645 and $17,186, respectively.
During the three and six months ended June 30, 2019, cash paid for amounts included in the measurement of operating lease liabilities was $48,937 and $115,451, respectively.
During the three and six months ended June 30, 2019,
right-of-use
assets obtained in exchange for new operating lease liabilities were $125,645 and $156,867, respectively.
As of June 30, 2019, the weighted-average remaining lease term for operating leases was 7 years and the weighted-average discount rate for operating leases was 6.8%.
As of June 30, 2019, the future cash flows for the Company’s operating leases were:

Six months ended December 31, 2019	$89,895
2020	201,578
2021	185,305
2022	165,815
2023	137,724
Thereafter	477,022

Total Undiscounted Cash Flows	$1,257,339
Less: Interest	(317,891)

Total Operating Lease Liability	939,448
Less: Current Portion of Operating Lease Liability	(145,472)

Long-Term Portion of Operating Lease Liability	$793,976

Note 18 – Subsequent Event
During August 2019, the Company reached an agreement with a Canadian-based retailer under which the retailer will acquire the Company’s Canadian-based Party City stores for
174,000
Canadian Dollars and, simultaneously, enter into a
10
-year supply agreement to purchase product from the Company for such stores and the Canadian-based retailer’s other stores. The transaction is expected to close by October 1, 2019. The proceeds from the sale will be used to paydown debt.

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
e-commerce
sales.
Cost of Sales.
Cost of sales at wholesale reflects the production costs (i.e., raw materials, labor and overhead) of manufactured goods and the direct cost of purchased goods, inventory shrinkage, inventory adjustments, inbound freight to our manufacturing and distribution facilities, distribution costs, including rent at distribution facilities, and outbound freight to get goods to our wholesale customers. At retail, cost of sales reflects the direct cost of goods purchased from third parties and the production or purchase costs of goods acquired from our wholesale segment. Retail cost of sales also includes inventory shrinkage, inventory adjustments, inbound freight, occupancy costs related to store operations (such as rent and common area maintenance, utilities and depreciation on assets) and all logistics costs associated with our retail
e-commerce
business.
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

Results of Operations
Three Months Ended June 30, 2019 Compared To Three Months Ended June 30, 2018
The following table sets forth the Company’s operating results and operating results as a percentage of total revenues for the three months ended June 30, 2019 and 2018.

	Three Months Ended June 30,
	2019		2018
	(Dollars in thousands)
Revenues:
Net sales	$561,702	99.6%	$558,101	99.5%
Royalties and franchise fees	2,189	0.4	2,910	0.5

Total revenues	563,891	100.0	561,011	100.0

Cost of sales	353,056	62.6	329,477	58.7
Wholesale selling expenses	16,884	3.0	17,256	3.1
Retail operating expenses	96,143	17.0	92,094	16.4
Franchise expenses	3,236	0.6	3,980	0.7
General and administrative expenses	41,510	7.4	45,326	8.1
Art and development costs	5,712	1.0	5,732	1.0
Development stage expenses	3,012	0.5	1,695	0.3
Gain on sale/leaseback transaction	(58,381)	(10.4)	—	—
Store impairment and restructuring charges	5,234	0.9	—	—

	466,406	82.7	495,560	88.3

Income from operations	97,485	17.3	65,451	11.7
Interest expense, net	30,176	5.4	25,501	4.5
Other expense, net	3,342	0.6	2,532	0.5

Income before income taxes	63,967	11.3	37,418	6.7
Income tax expense	15,962	2.8	9,370	1.7

Net income	48,005	8.5	28,048	5.0
Add: Net income attributable to redeemable securities holder	—	—	410	0.1
Less: Net loss attributable to noncontrolling interests	(69)	(0.0)	(29)	(0.0)

Net income attributable to common shareholders of Party City Holdco Inc.	$48,074	8.5%	$28,487	5.1%

Net income per share attributable to common shareholders of Party City Holdco Inc. – Basic	$0.52		$0.30
Net income per share attributable to common shareholders of Party City Holdco Inc. – Diluted	$0.51		$0.29
Revenues
Total revenues for the second quarter of 2019 were $563.9 million and were $2.9 million, or 0.5%, higher than the second quarter of 2018. The following table sets forth the Company’s total revenues for the three months ended June 30, 2019 and 2018.

	Three Months Ended June 30,
	2019		2018
	Dollars in Thousands	Percentage of Total Revenues	Dollars in Thousands	Percentage of Total Revenues
Net Sales:
Wholesale	$289,067	51.3%	$285,733	50.9%
Eliminations	(150,522)	(26.7)%	(138,985)	(24.8)%

Net wholesale	138,545	24.6%	146,748	26.2%
Retail	423,157	75.0%	411,353	73.3%

Total net sales	561,702	99.6%	558,101	99.5%
Royalties and franchise fees	2,189	0.4%	2,910	0.5%

Total revenues	$563,891	100.0%	$561,011	100.0%

Retail
Retail net sales during the second quarter of 2019 were $423.2 million and increased $11.8 million, or 2.9%, compared to the second quarter of 2018. Retail net sales at our North American Party City stores totaled $387.3 million and were $11.1 million, or 2.9%, higher than 2018 principally due to the acquisition of franchise and independent stores. During the twelve months ended June 30, 2019, we acquired 44 franchise and independent stores, opened 16 new stores and closed 9 stores. Global retail
e-commerce
sales totaled $35.4 million during the second quarter of 2019 and were $0.3 million, or 0.8%, higher than during the corresponding quarter of 2018. Sales at other store formats totaled $0.5 million during the second quarter of 2019.
Same-store sales for the Party City brand (including North American retail
e-commerce
sales) decreased by 2.1% during the second quarter of 2019, principally due to the ongoing helium shortage and its impact on balloon sales. The North American
e-commerce
sales that are included in our Party City brand comp decreased by 1.5% during the quarter. However, they increased by 14.7% when adjusting for the impact of our “buy online, pick-up
in store” program (such sales are included in our store sales). Excluding the impact of
e-commerce,
same-store sales decreased by 2.1%.
Same-store sales percentages were not affected by foreign currency as such percentages are calculated in local currency.
Wholesale
Wholesale net sales during the second quarter of 2019 totaled $138.5 million and were $8.2 million, or 5.6%, lower than the second quarter of 2018. Net sales to domestic party goods retailers and distributors (including our franchisee network) totaled $56.3 million and were $0.8 million, or 1.4%, lower than during 2018. The acquisition of 44 franchise and independent stores during the twelve months ended June 30, 2019 negatively impacted sales as post-acquisition sales to such stores (approximately $4.5 million during the second quarter of 2018) are now eliminated as intercompany sales. Adjusted for the acquisitions, sales to domestic party goods retailers and distributors increased by approximately $3.7 million, or 6.7%, versus the second quarter of 2018. Net sales of metallic balloons to domestic distributors and retailers (including our franchisee network) totaled $18.4 million during the second quarter of 2019 and were $3.8 million, or 17.2%, lower than during the corresponding quarter of 2018 principally due to the ongoing helium shortage. Our international sales (which include U.S. export sales and exclude U.S. import sales from foreign subsidiaries) totaled $63.8 million and were $3.6 million, or 5.3%, lower than in 2018. The decrease was principally due to the impact of foreign currency translation, which negatively impacted sales by approximately $2.5 million.
Intercompany sales to our retail affiliates totaled $150.5 million during the second quarter of 2019 and were $11.5 million higher than during the corresponding quarter of 2018. Intercompany sales represented 52.1% of total wholesale sales during the second quarter of 2019, compared to 48.6% during the second quarter of 2018. The increase was principally due to the acquisition of franchise/independent stores. The intercompany sales of our wholesale segment are eliminated against the intercompany purchases of our retail segment in the consolidated financial statements.
Royalties and franchise fees
Royalties and franchise fees for the second quarter of 2019 totaled $2.2 million and were $0.7 million lower than during the second quarter of 2018 principally due to the acquisition of franchise stores.
Gross Profit
The following table sets forth the Company’s gross profit for the three months ended June 30, 2019 and June 30, 2018.

	Three Months Ended June 30,
	2019		2018
	Dollars in Thousands	Percentage of Net Sales	Dollars in Thousands	Percentage of Net Sales
Retail	$172,051	40.7%	$183,915	44.7%
Wholesale	36,595	26.4	44,709	30.5

Total	$208,646	37.1%	$228,624	41.0%

The gross profit margin on net sales at retail during the second quarter of 2019 was 40.7%. Such percentage was 400 basis points lower than during the corresponding quarter of 2018. The decrease was partially due to markdowns in conjunction with the Company’s “store optimization program” and provisions against inventory recorded in conjunction with such program (see “operating expenses” below for further discussion). Additionally, the decrease was partially due to a flow through of higher freight and distribution costs for product acquired from the Company’s wholesale operations during the second half of 2018 as the China tariffs caused non-recurring
logistical challenges. Our manufacturing share of shelf (i.e., the percentage of our retail product cost of sales manufactured by our wholesale segment) decreased from 27.6% during the second quarter of 2018 to 27.1% during the second quarter of 2019. Our wholesale share of shelf at our Party City stores and our North American retail
e-commerce
operations (i.e., the percentage of our retail product cost of sales supplied by our wholesale segment) was 77.6% during the quarter and was slightly lower than the second quarter of 2018.
The gross profit on net sales at wholesale during the second quarters of 2019 and 2018 was 26.4% and 30.5%, respectively. The decrease was principally due to lower high-margin sales of metallic balloons and sales to franchisees (due to the store acquisitions discussed above), as well as the impact of foreign currency on product costs.
Operating expenses
Wholesale selling expenses were $16.9 million during the second quarter of 2019 and were $0.4 million lower than during the corresponding quarter of 2018. Wholesale selling expenses were 12.2% and 11.8% of net wholesale sales during the second quarters of 2019 and 2018, respectively.
Retail operating expenses during the second quarter of 2019 were $96.1 million and were $4.0 million higher than the corresponding quarter of 2018. The increase was principally due to the higher store count (discussed above). Retail operating expenses were 22.7% and 22.4% of retail sales during the second quarters of 2019 and 2018, respectively.
Franchise expenses during the second quarters of 2019 and 2018 were $3.2 million and $4.0 million, respectively.
General and administrative expenses during the second quarter of 2019 totaled $41.5 million and were $3.8 million, or 8.4%, lower than in the second quarter of 2018. The decrease for the second quarter of 2019 was principally due to non-recurring
consulting costs incurred during the second quarter of 2018. General and administrative expenses as a percentage of total revenues were 7.4% and 8.1% during the second quarters of 2019 and 2018, respectively.
Art and development costs were $5.7 million during the second quarters of 2019 and 2018.
Development stage expenses represent
start-up
costs related to Kazzam (see the 2018 Form
10-K
for further detail).
During June 2019, the Company reported a $58.4 million gain from the sale and leaseback of its main distribution center in Chester, New York and its metallic balloons manufacturing facility in Eden Prairie, Minnesota. The aggregate sale price for the three properties was $128.0 million. Simultaneous with the sale, the Company entered into twenty year leases for each of the facilities.
During the six months ended June 30, 2019, the Company performed a comprehensive review of its store locations aimed at improving the overall productivity of such locations (“store optimization program”). Each year, the Company typically closes approximately 10 Party City stores as part of its typical network rationalization process and in response to ongoing consumer, market and economic changes that naturally arise in the business. During the six months ended June 30, 2019, after careful consideration and evaluation of the store locations, the Company made the decision to accelerate the optimization of its store portfolio with the closure of approximately 55 stores which are primarily located in close proximity to other Party City stores. These closings should provide the Company with capital flexibility to expand into underserved markets. In conjunction with the store optimization program, during the second quarter of 2019, the Company recorded a $0.9 million impairment charge for its operating lease asset, a $0.5 million impairment charge for property, plant and equipment and $3.8 million of labor and other costs related to closing the stores.
Interest expense, net
Interest expense, net, totaled $30.2 million during the second quarter of 2019, compared to $25.5 million during the second quarter of 2018. The variance principally relates to the impact of increasing LIBOR rates on our Term Loan Credit Agreement and our ABL Facility and the impact of the Company’s August 2018 refinancing (see the Company’s 2018 Form
10-K
for discussion of such refinancing).

Other expense, net
For the second quarters of 2019 and 2018, other expense, net, totaled $3.3 million and $2.5 million, respectively.
Income tax expense
The effective income tax rate for the three months ended June 30, 2019, 25.0%, is higher than the statutory rate primarily due to state taxes.
Six Months Ended June 30, 2019 Compared To Six Months Ended June 30, 2018
The following table sets forth the Company’s operating results and operating results as a percentage of total revenues for the six months ended June 30, 2019 and 2018.

	Six Months Ended June 30,
	2019		2018
	(Dollars in thousands)
Revenues:
Net sales	$1,072,804	99.6%	$1,063,209	99.5%
Royalties and franchise fees	4,203	0.4	5,626	0.5

Total revenues	1,077,007	100.0	1,068,835	100.0

Cost of sales	692,098	64.3	646,443	60.5
Wholesale selling expenses	34,845	3.2	36,043	3.4
Retail operating expenses	191,161	17.7	181,186	17.0
Franchise expenses	6,539	0.6	7,762	0.7
General and administrative expenses	83,435	7.7	93,991	8.8
Art and development costs	11,641	1.1	11,705	1.1
Development stage expenses	5,238	0.5	3,998	0.4
Gain on sale/leaseback transaction	(58,381)	(5.4)	—	—
Store impairment and restructuring charges	23,243	2.2	—	—

	989,819	91.9	981,128	91.8

Income from operations	87,188	8.1	87,707	8.2
Interest expense, net	59,433	5.5	48,776	4.6
Other expense, net	4,596	0.4	3,380	0.3

Income before income taxes	23,159	2.2	35,551	3.3
Income tax expense	5,443	0.5	8,666	0.8

Net income	17,716	1.6	26,885	2.5
Add: Net income attributable to redeemable securities holder	—	—	410	0.0
Less: Net loss attributable to noncontrolling interests	(140)	(0.0)	(59)	(0.0)

Net income attributable to common shareholders of Party City Holdco Inc.	$17,856	1.7%	$27,354	2.6%

Net income per share attributable to common shareholders of Party City Holdco Inc. – Basic	$0.19		$0.28
Net income per share attributable to common shareholders of Party City Holdco Inc. – Diluted	$0.19		$0.28

Revenues
Total revenues for the first six months of 2019 were $1,077.0 million and were $8.2 million, or 0.8%, higher than the first half of 2018. The following table sets forth the Company’s total revenues for the six months ended June 30, 2019 and 2018.

	Six Months Ended June 30,
	2019		2018
	Dollars in Thousands	Percentage of Total Revenues	Dollars in Thousands	Percentage of Total Revenues
Net Sales:
Wholesale	$579,368	53.8%	$563,560	52.7%
Eliminations	(307,874)	(28.6)%	(275,280)	(25.8)%

Net wholesale	271,494	25.2%	288,280	27.0%
Retail	801,310	74.4%	774,929	72.5%

Total net sales	1,072,804	99.6%	1,063,209	99.5%
Royalties and franchise fees	4,203	0.4%	5,626	0.5%

Total revenues	$1,077,007	100.0%	$1,068,835	100.0%

Retail
Retail net sales during the first six months of 2019 were $801.3 million and increased $26.4 million, or 3.4%, compared to the first six months of 2018. Retail net sales at our North American Party City stores totaled $733.4 million and were $26.3 million, or 3.7%, higher than 2018 principally due to the acquisition of franchise and independent stores. During the twelve months ended June 30, 2019, we acquired 44 franchise and independent stores, opened 16 new stores and closed 9 stores. Global retail
e-commerce
sales totaled $67.2 million during the first half of 2019 and were $0.8 million, or 1.1%, lower than during the corresponding period of 2018. Sales at other store formats totaled $0.7 million during the first six months of 2019.
Same-store sales for the Party City brand (including North American retail
e-commerce
sales) decreased by 1.7% during the first six months of 2019, principally due to an ongoing helium shortage and its impact on balloon sales. The North American
e-commerce
sales that are included in our Party City brand comp decreased by 1.3% during the period. However, they increased by 16.6% when adjusting for the impact of our “buy online, pick-up
in store” program (such sales are included in our store sales). Excluding the impact of
e-commerce,
same-store sales decreased by 1.8%.
Same-store sales percentages were not affected by foreign currency as such percentages are calculated in local currency.
Wholesale
Wholesale net sales during the first six months of 2019 totaled $271.5 million and were $16.8 million, or 5.8%, lower than the first half of 2018. Net sales to domestic party goods retailers and distributors (including our franchisee network) totaled $110.6 million and were $4.8 million, or 4.1%, lower than during 2018. The decrease was entirely due to our acquisition of 44 franchise and independent stores during the twelve months ended June 30, 2019; as post-acquisition sales to such stores (approximately $11.3 million during the first half of 2018) are now eliminated as intercompany sales. Adjusted for the acquisitions, sales to domestic party goods retailers and distributors increased by approximately $6.5 million or 5.6%. Net sales of metallic balloons to domestic distributors and retailers (including our franchisee network) totaled $38.0 million during the first half of 2019 and were $5.6 million, or 12.8%, lower than during the corresponding period of 2018 principally due to the ongoing helium shortage. Our international sales (which include U.S. export sales and exclude U.S. import sales from foreign subsidiaries) totaled $122.9 million and were $6.4 million, or 5.0%, lower than in 2018 with foreign currency translation negatively impacting sales by approximately $6 million.
Intercompany sales to our retail affiliates totaled $307.9 million during the first half of 2019 and were $32.6 million higher than during the corresponding period of 2018. Intercompany sales represented 53.1% of total wholesale sales during the first half of 2019, compared to 48.8% during the first half of 2018. The increase was principally due to the acquisition of franchise/independent stores. The intercompany sales of our wholesale segment are eliminated against the intercompany purchases of our retail segment in the consolidated financial statements.

Royalties and franchise fees
Royalties and franchise fees for the first half of 2019 totaled $4.2 million and were $1.4 million lower than during the first half of 2018 principally due to the acquisition of franchise stores.
Gross Profit
The following table sets forth the Company’s gross profit for the six months ended June 30, 2019 and June 30, 2018.

	Six Months Ended June 30,
	2019		2018
	Dollars in Thousands	Percentage of Net Sales	Dollars in Thousands	Percentage of Net Sales
Retail	$308,069	38.4%	$330,750	42.7%
Wholesale	72,637	26.8	86,016	29.8

Total	$380,706	35.5%	$416,766	39.2%

The gross profit margin on net sales at retail during the first six months of 2019 was 38.4%. Such percentage was 430 basis points lower than during the corresponding period of 2018. The decrease was principally due to markdowns in conjunction with the Company’s “store optimization program” and provisions against inventory recorded in conjunction with such program (see “operating expenses” below for further discussion). Additionally, the decrease was partially due to a flow through of higher freight and distribution costs for product acquired from the Company’s wholesale operations during the second half of 2018 as the China tariffs caused non-recurring
logistical challenges. Our manufacturing share of shelf (i.e., the percentage of our retail product cost of sales manufactured by our wholesale segment) increased from 27.2% during the first half of 2018 to 27.3% during the first half of 2019. Our wholesale share of shelf at our Party City stores and our North American retail
e-commerce
operations (i.e., the percentage of our retail product cost of sales supplied by our wholesale segment) was 77.8% during the period and was principally consistent with the first half of 2018.
The gross profit on net sales at wholesale during the first six months of 2019 and 2018 was 26.8% and 29.8%, respectively. The decrease was principally due to lower high-margin sales of metallic balloons and sales to franchisees (due to the store acquisitions discussed above), as well as the impact of foreign currency on product costs.
Operating expenses
Wholesale selling expenses were $34.8 million during the first half of 2019 and were $1.2 million lower than during the corresponding period of 2018. The decrease was primarily due to the impact of foreign currency translation. Wholesale selling expenses were 12.8% and 12.5% of net wholesale sales during the first halves of 2019 and 2018, respectively.
Retail operating expenses during the first six months of 2019 were $191.2 million and were $10.0 million, or 5.5%, higher than the corresponding period of 2018. The increase was principally due to the higher store count (discussed above) and the impact of inflation. Retail operating expenses were 23.9% and 23.4% of retail sales during the first six months of 2019 and 2018, respectively.
Franchise expenses during the first six months of 2019 and 2018 were $6.5 million and $7.8 million, respectively. The decrease was principally due to the franchise acquisitions discussed above.
General and administrative expenses during the first six months of 2019 totaled $83.4 million and were $10.6 million, or 11.2%, lower than in the first six months of 2018. The decrease for the first six months of 2019 was principally due to non-recurring
consulting costs incurred during 2018. General and administrative expenses as a percentage of total revenues were 7.7% and 8.8% during the first six months of 2019 and 2018, respectively.
Art and development costs were $11.6 million and $11.7 million during the first six months of 2019 and 2018, respectively.
Development stage expenses represent
start-up
costs related to Kazzam (see the 2018 Form
10-K
for further detail).
During June 2019, the Company reported a $58.4 million gain from the sale and leaseback of its main distribution center in Chester, New York and its metallic balloons manufacturing facility in Eden Prairie, Minnesota. The aggregate sale price for the three properties was $128.0 million. Simultaneous with the sale, the Company entered into twenty year leases for each of the facilities.

During the six months ended June 30, 2019, the Company performed a comprehensive review of its store locations aimed at improving the overall productivity of such locations (“store optimization program”). Each year, the Company typically closes approximately 10 Party City stores as part of its typical network rationalization process and in response to ongoing consumer, market and economic changes that naturally arise in the business. During the six months ended June 30, 2019, after careful consideration and evaluation of the store locations, the Company made the decision to accelerate the optimization of its store portfolio with the closure of approximately 55 stores which are primarily located in close proximity to other Party City stores. These closings should provide the Company with capital flexibility to expand into underserved markets. In conjunction with the store optimization program, during the first six months of 2019, the Company recorded a $14.1 million impairment charge for its operating lease asset, a $4.7 million impairment charge for property, plant and equipment, $3.8 million of labor and other costs related to closing the stores and $0.7 million of severance.
Interest expense, net
Interest expense, net, totaled $59.4 million during the first half of 2019, compared to $48.8 million during the first six months of 2018. The variance principally relates to the impact of increasing LIBOR rates on our Term Loan Credit Agreement and our ABL Facility and the impact of the Company’s August 2018 refinancing (see the Company’s 2018 Form
10-K
for discussion of such refinancing).
Other expense, net
For the first six months of 2019 and 2018, other expense, net, totaled $4.6 million and $3.4 million, respectively.
Income tax expense
The effective income tax rate for the six months ended June 30, 2019, 23.5%, is higher than the statutory rate primarily due to state taxes.
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

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
(Dollars in thousands)
Net income	$48,005	$28,048	$17,716	$26,885
Interest expense, net	30,176	25,501	59,433	48,776
Income taxes	15,962	9,370	5,443	8,666
Depreciation and amortization	21,884	20,255	43,225	40,812

EBITDA	116,027	83,174	125,817	125,139
Non-cash purchase accounting adjustments	1,756	1,098	2,757	542
Store impairment and restructuring charges (a)	10,628	—	46,266	—
Other restructuring, retention and severance (b)	3,933	(457)	5,321	2,154
Deferred rent (c)	(338)	787	(1,488)	1,155
Closed store expense (d)	507	793	1,098	2,605
Foreign currency losses/(gains), net	133	505	(160)	442
Stock option expense (e)	371	482	741	942
Non-employee equity based compensation (f)	129	104	258	365
Undistributed income in equity method investments	(4)	(90)	(202)	(301)
Corporate development expenses (g)	4,349	2,778	7,194	5,352
Non-recurring consulting charges (h)	—	6,869	—	11,619
Refinancing charges (i)	—	—	—	1,146
Restricted stock units – time-based (j)	541	252	933	252
Restricted stock units – performance-based (k)	476	593	476	593
Non-recurring legal settlements/costs	869	—	1,601	—
Gain on sale/leaseback transaction (l)	(58,381)	—	(58,381)	—
Other	44	(282)	291	(251)

Adjusted EBITDA	$81,040	$96,606	$132,522	$151,754

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
(Dollars in thousands, except per share amounts)
Income before income taxes	$63,967	$37,418	$23,159	$35,551
Intangible asset amortization	3,546	3,705	6,975	7,368
Non-cash purchase accounting adjustments	2,459	1,668	3,776	963
Amortization of deferred financing costs and original issuance discounts (i)	1,146	1,210	2,289	2,766
Store impairment and restructuring charges (a)	10,628	—	46,266	—
Other restructuring charges (b)	3,085	—	3,085	—
Non-employee equity based compensation (f)	129	104	258	365
Refinancing charges (i)	36	—	36	800
Non-recurring consulting charges (h)	—	6,869	—	11,619
Stock option expense (e)	371	482	741	942
Gain on sale/leaseback transaction (l)	(58,381)	—	(58,381)	—
Restricted stock units - performance-based (k)	476	593	476	593

Adjusted income before income taxes	27,462	52,049	28,680	60,967
Adjusted income tax expense (m)	7,227	12,813	7,342	14,849

Adjusted net income	$20,235	$39,236	$21,338	$46,118

Adjusted net income per common share – diluted	$0.22	$0.40	$0.23	$0.47

Weighted-average number of common shares-diluted	93,703,546	97,688,233	93,791,763	97,669,309
(a)	During the six months ended June 30, 2019, the Company initiated a store optimization program under which it plans to close approximately 55 Party City stores during the course of 2019. In conjunction with the program, during the first six months of 2019, the Company recorded the following charges: inventory reserves: $21,285, operating lease asset impairment: $14,149, labor and other costs related to closing the stores: $3,753, property, plant and equipment impairment: $4,680 and severance: $661. The charge for inventory reserves was recorded in cost of sales in the Company’s statement of operations and comprehensive income (loss). The other charges were recorded in store impairment and restructuring charges in the Company’s statement of operations and comprehensive income (loss). See Note 3 in Item 1 for further discussion. Additionally, during the process of liquidating the inventory in such stores, the Company lost margin of approximately $1,738.
(b)	Amounts expensed during 2019 principally relate to executive severance and the write-off of inventory for a section of the Company’s Party City stores that is being restructured.
(c)	The “deferred rent” adjustment reflects the difference between accounting for rent and landlord incentives in accordance with GAAP and the Company’s actual cash outlay for such items. During the first quarter of 2019, the Company adopted ASC 842. Under the standard, the difference between accounting for rent and landlord incentives in accordance with GAAP and the Company’s actual cash outlay for such items is now incorporated in the Company’s operating lease asset.
(d)	Charges incurred related to closing and relocating stores in the ordinary course of business.
(e)	Represents non-cash charges related to stock options.
(f)	Principally represents shares of Kazzam awarded to Ampology as compensation for Ampology’s services. See the 2018 Form 10-K for further discussion.
(g)	Primarily represents start-up costs for Kazzam (see the 2018 Form 10-K for further discussion) and third-party costs related to acquisitions (principally legal and diligence expenses).
(h)	Non-recurring consulting charges related to the Company’s retail operations.
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
(j)	Non-cash charges for restricted stock units that vest based on service conditions.
(k)	Non-cash charges for restricted stock units that vest based on performance conditions.
(l)	During June 2019, the Company reported a $58,381 gain from the sale and leaseback of its main distribution center in Chester, New York and its metallic balloons manufacturing facility in Eden Prairie, Minnesota. The aggregate sale price for the three properties was $128,000. Simultaneous with the sale, the Company entered into twenty year leases for each of the facilities.

(m)	Represents income tax expense/benefit after excluding the specific tax impacts for each of the
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
We expect that cash generated from operating activities and availability under our credit agreements will be our principal sources of liquidity. Based on our current level of operations, we believe that these sources will be adequate to meet our liquidity needs for at least the next 12 months. We cannot provide assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the ABL Facility and the Term Loan Credit Agreement in amounts sufficient to enable us to repay our indebtedness or to fund our other liquidity needs.
Cash Flow
Net cash used in operating activities totaled $105.9 million and $23.0 million during the six months ended June 30, 2019 and 2018, respectively. The variance was principally due to the timing of rent payments for the Company’s stores, increased interest payments and a decrease in accounts payable as a result of the timing of inventory payments. Net cash flows used in operating activities before changes in operating assets and liabilities were $5.6 million during the first six months of 2019, compared to positive cash flows of $75.3 million during the corresponding period of 2018. Changes in operating assets and liabilities during the first six months of 2019 and 2018 resulted in the use of cash of $100.3 million and $98.3 million, respectively.
Net cash provided by investing activities totaled $82.2 million during the six months ended June 30, 2019, as compared to $65.7 million used during the six months ended June 30, 2018. During June 2019, the Company sold and leased back its main distribution center in Chester, New York and its metallic balloons manufacturing facility in Eden Prairie, Minnesota. The net sale price for the properties is included in “Proceeds from disposal of property and equipment” in the Company’s condensed consolidated statement of cash flows. See Note 4 to the Company’s consolidated financial statements for further detail. Capital expenditures during the six months ended June 30, 2019 and 2018 were $31.1 million and $44.4 million, respectively. Retail capital expenditures totaled $17.1 million during 2019. Wholesale capital expenditures during 2019 totaled $14.0 million.
Net cash provided by financing activities was $9.5 million during the six months ended June 30, 2019 and $86.7 million during the first half of 2018. The variance was principally due to less of a need to borrow funds during 2019 due to proceeds from the sale of certain properties (see above).
As of June 30, 2019, the Company had approximately $296 million of availability under the ABL Facility, after considering borrowing base restrictions.
Critical Accounting Estimates
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

Goodwill
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
During the second quarter of 2019, the Company identified an impairment indicator associated with its market capitalization and performed an interim impairment test on the $509 million of goodwill at its wholesale reporting unit and the $1,151 million of goodwill at its retail reporting unit. The interim impairment test, which was performed using a combination of a market approach and an income approach, concluded that the fair value of the wholesale reporting unit and the retail reporting unit exceeded carrying value by approximately 10% and 20%, respectively. Should actual results differ from certain key assumptions used in the interim impairment test, including revenue and EBITDA growth, which are both impacted by economic conditions, or should other key assumptions change, including discount rates and market multiples, in subsequent periods the Company could record impairment charges for the goodwill of such reporting units.
Contractual Obligations
Other than as described above under “Liquidity and Capital Resources”, there were no material changes to our future minimum contractual obligations as of December 31, 2018 as previously disclosed in our Annual Report on Form
10-K
for the year ended December 31, 2018.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements during the six months ended June 30, 2019 and the year ended December 31, 2018.
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
and
15d-15(e)
under the Exchange Act of 1934, as amended (the “Act”)) as of June 30, 2019. Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is: (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.
There were no changes in our internal control over financial reporting (as defined in Rules
 13a-15(f)
and
15d-15(f)
under the Act) during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in the Company’s Annual Report on Form

10-K

for the year ended December 31, 2018.
Item 6. Exhibits

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Party City Holdco Inc.’s Form 8-K dated June 7, 2019)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Party City Holdco Inc.’s Form 8-K dated June 7, 2019)

10.1
Purchase and Sale Agreement, dated June 28, 2019, by and between Spirit Realty, L.P. and Amscan Inc., Anagram eden Prairie Property Holdings LLC, and Amscan NM Land, LLC (incorporated by reference to Exhibit 10.1 to Party City Holdco Inc.’s Form 8-K dated July 3, 2019)

10.2
Master Lease Agreement, dated June 28, 2019, by and between Spirit Realty, L.P. and Party City Holdings, Inc. (incorporated by reference to Exhibit 10.2 to Party City Holdco Inc.’s Form 8-K dated July 3, 2019)

10.3
Third Amendment to Term Loan Credit Agreement, dated as of June 28, 2019, by and among Party City Holdings Inc., Party City Corporation, PC Intermediate Holdings, Inc., Deutsche Bank AG New York Branch, as Administrative Agent, and each of the Lenders party thereto (incorporated by reference to Exhibit 10.3 to Party City Holdco Inc.’s Form 8-K dated July 3, 2019)

10.4
Fourth Amendment to ABL Credit Agreement, dated as of June 28, 2019, by and among Party City Holdings Inc., Party City Corporation, PC Intermediate Holdings, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, and each of the Lenders party thereto (incorporated by reference to Exhibit 10.4 to Party City Holdco Inc.’s Form 8-K dated July 3, 2019)

10.5 †*	Party City Holdco Inc. Amended and Restated 2012 Omnibus Equity Incentive Plan

10.6 †*	Form of Restricted Stock Award Agreement under Party City Holdco Inc. Amended and Restated 2012 Omnibus Equity Incentive Plan

10.7 †*	Form of Restricted Stock Unit Award Agreement under Party City Holdco Inc. Amended and Restated 2012 Omnibus Equity Incentive Plan

10.8 †*	Form of Non-Employee Director Restricted Stock Unit Award Agreement under Party City Holdco Inc. Amended and Restated 2012 Omnibus Equity Incentive Plan

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

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Management contract of compensatory plan or arrangement

*	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form
 10-Q
to be signed on its behalf by the undersigned thereunto duly authorized.

PARTY CITY HOLDCO INC.

By:	/s/ Michael A. Correale
Michael A. Correale
Interim Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)

Date:
August 9, 2019