Form 10-Q
period 2019-09-30
Party City Holdco Inc.
filed 2019-11-12
CIK 1592058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
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
of the Exchange Act).    Yes
☐
    No
☒
As of October 25, 2019, 94,461,576 shares of the Registrant’s common stock were outstanding.

PARTY CITY HOLDCO INC.
Form
10-Q
September 30, 2019

PARTY CITY HOLDCO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2019	December 31, 2018
	(Note 2) (Unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$34,572	$58,909
Accounts receivable, net	168,124	146,983
Inventories, net	760,179	756,038
Prepaid expenses and other current assets	75,919	61,905
Assets held for sale	172,189	—

Total current assets	1,210,983	1,023,835
Property, plant and equipment, net	241,413	321,044
Operating lease asset	827,817	—
Goodwill	1,358,137	1,656,950
Trade names	534,611	568,031
Other intangible assets, net	46,258	60,164
Other assets, net	12,578	12,323

Total assets	$4,231,797	$3,642,347

LIABILITIES, REDEEMABLE SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$461,016	$302,751
Accounts payable	140,112	208,149
Accrued expenses	166,609	161,228
Liabilities held for sale	48,618
Current portion of operating lease liability	140,781	—
Income taxes payable	—	25,993
Current portion of long-term obligations	13,498	13,316

Total current liabilities	970,634	711,437
Long-term obligations, excluding current portion	1,564,098	1,621,963
Long-term portion of operating lease liability	747,079	—
Deferred income tax liabilities, net	147,904	174,427
Other long-term liabilities	16,305	87,548

Total liabilities	3,446,020	2,595,375
Redeemable securities	3,351	3,351
Commitments and contingencies
Stockholders’ equity:
Common stock (94,448,333 and 93,622,934 shares outstanding and 121,629,237 and 120,788,159 shares issued at September 30, 2019 and December 31, 2018, respectively)	1,211	1,208
Additional paid-in capital	928,749	922,476
Retained earnings	231,597	495,777
Accumulated other comprehensive loss	(52,043)	(49,201)

Total Party City Holdco Inc. stockholders’ equity before common stock held in treasury	1,109,514	1,370,260
Less: Common stock held in treasury, at cost (27,180,904 and 27,165,225 shares at September 30, 2019 and December 31, 2018)	(327,086)	(326,930)

Total Party City Holdco Inc. stockholders’ equity	782,428	1,043,330
Noncontrolling interests	(2)	291

Total stockholders’ equity	782,426	1,043,621

Total liabilities, redeemable securities and stockholders’ equity	$4,231,797	$3,642,347

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,
	2019	2018
Revenues:
Net sales	$538,345	$550,840
Royalties and franchise fees	1,886	2,206

Total revenues	540,231	553,046
Cost of sales	373,413	349,641
Wholesale selling expenses	16,084	17,538
Retail operating expenses	111,595	103,833
Franchise expenses	3,274	862
General and administrative expenses	43,062	42,239
Art and development costs	5,927	5,573
Development stage expenses	2,728	1,622
Store impairment and restructuring charges	2,574	—
Goodwill impairment	259,100	—

Total expenses	817,757	521,308

(Loss) income from operations	(277,526)	31,738
Interest expense, net	29,424	27,705
Other expense, net	2,047	5,696

Loss before income taxes	(308,997)	(1,663)
Income tax (benefit) expense	(27,252)	777

Net loss	(281,745)	(2,440)
Add: Net loss attributable to redeemable securities holder	—	(8)
Less: Net loss attributable to noncontrolling interests	(212)	(28)

Net loss attributable to common shareholders of Party City Holdco Inc.	$(281,533)	$(2,420)

Net loss per share attributable to common shareholders of Party City Holdco Inc.–Basic	$(3.02)	$(0.03)
Net loss per share attributable to common shareholders of Party City Holdco Inc.–Diluted	$(3.02)	$(0.03)
Weighted-average number of common shares-Basic	93,346,448	96,494,565
Weighted-average number of common shares-Diluted	93,346,448	96,494,565
Dividends declared per share	$0.00	$0.00
Comprehensive loss	$(288,573)	$(2,003)
Add: Comprehensive loss attributable to redeemable securities holder	—	(8)
Less: Comprehensive loss attributable to noncontrolling interests	(213)	(35)

Comprehensive loss attributable to common shareholders of Party City Holdco Inc.	$(288,360)	$(1,976)

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(In thousands, except share and per share data)

	Nine Months Ended September 30,
	2019	2018
Revenues:
Net sales	$1,611,149	$1,614,049
Royalties and franchise fees	6,089	7,832

Total revenues	1,617,238	1,621,881
Cost of sales	1,065,511	996,084
Wholesale selling expenses	50,929	53,581
Retail operating expenses	302,756	285,019
Franchise expenses	9,813	8,624
General and administrative expenses	126,497	136,230
Art and development costs	17,568	17,278
Development stage expenses	7,966	5,620
Gain on sale/leaseback transaction	(58,381)	—
Store impairment and restructuring charges	25,817	—
Goodwill impairment	259,100	—

Total expense	1,807,576	1,502,436

(Loss) i ncome from operations	(190,338)	119,445
Interest expense, net	88,857	76,481
Other expense, net	6,643	9,076

(Loss) income before income taxes	(285,838)	33,888
Income tax (benefit) expense	(21,809)	9,443

Net (loss) income	(264,029)	24,445
Add: Net income attributable to redeemable securities holder	—	402
Less: Net loss attributable to noncontrolling interests	(352)	(87)

Net (loss) income attributable to common shareholders of Party City Holdco Inc.	$(263,677)	$24,934

Net (loss) income per share attributable to common shareholders of Party City Holdco Inc.–Basic	$(2.83)	$0.26
Net (loss) income per share attributable to common shareholders of Party City Holdco Inc.–Diluted	$(2.83)	$0.26
Weighted-average number of common shares-Basic	93,271,392	96,449,011
Weighted-average number of common shares-Diluted	93,271,392	97,684,290
Dividends declared per share	$0.00	$0.00
Comprehensive (loss) income	$(266,883)	$20,889
Add: Comprehensive income attributable to redeemable securities holder	—	402
Less: Comprehensive loss attributable to noncontrolling interests	(364)	(108)

Comprehensive (loss) income attributable to common shareholders of Party City Holdco Inc.	$(266,519)	$21,399

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)
Three months ended September 30, 2019 and September 30, 2018:

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Party City Holdco Inc. Stockholders’ Equity Before Common Stock Held In Treasury	Common Stock Held In Treasury	Total Party City Holdco Inc. Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
Balance at June 30, 2019	$1,210	$926,838	$513,130	$(45,216)	$1,395,962	$(327,086)	$1,068,876	$211	$1,069,087
Net loss	—	—	(281,533)	—	(281,533)	—	(281,533)	(212)	(281,745)
Stock option expense	—	409	—	—	409	—	409	—	409
Restricted stock units – time- based	—	610	—	—	610	—	610	—	610
Restricted stock units – performance-based	—	560	—	—	560	—	560	—	560
Director – non-cash compensation	—	148	—	—	148	—	148	—	148
Warrant expense	—	128	—	—	128	—	128	—	128
Exercise of stock options	1	56	—	—	57	—	57	—	57
Foreign currency adjustments	—	—	—	(6,920)	(6,920)	—	(6,920)	(1)	(6,921)
Impact of foreign exchange contracts, net	—	—	—	93	93	—	93	—	93

Balance at September 30, 2019	$1,211	$928,749	$231,597	$(52,043)	$1,109,514	$(327,086)	$782,428	$(2)	$782,426

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Party City Holdco Inc. Stockholders’ Equity Before Common Stock Held In Treasury	Common Stock Held In Treasury	Total Party City Holdco Inc. Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
Balance at June 30, 2018	$1,199	$919,845	$399,872	$(39,797)	$1,281,119	$(286,733)	$994,386	$282	$994,668
Net loss	—	—	(2,412)	—	(2,412)	—	(2,412)	(28)	(2,440)
Net loss attributable to redeemable securities holder	—	—	(8)	—	(8)	—	(8)	—	(8)
Stock option expense	—	550	—	—	550	—	550	—	550
Restricted stock units – time-based	1	469	—	—	470	—	470	—	470
Restricted stock units – performance-based	5	884	—	—	889	—	889	—	889
Director – non-cash compensation	—	137	—	—	137	—	137	—	137
Warrant expense	—	(84)	—	—	(84)	—	(84)	—	(84)
Exercise of stock options	—	396	—	—	396	—	396	—	396
Foreign currency adjustments	—	—	—	419	419	—	419	(7)	412
Impact of foreign exchange contracts, net	—	—	—	25	25	—	25	—	25

Balance at September 30, 2018	$1,205	$922,197	$397,452	$(39,353)	$1,281,501	$(286,733)	$994,768	$247	$995,015

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)
Nine months ended September 30, 2019 and September 30, 2018:

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Party City Holdco Inc. Stockholders’ Equity Before Common Stock Held In Treasury	Common Stock Held In Treasury	Total Party City Holdco Inc. Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
Balance at December 31, 2018	$1,208	$922,476	$495,777	$(49,201)	$1,370,260	$(326,930)	$1,043,330	$291	$1,043,621
Cumulative effect of change in accounting principle, net (see Note 2)	—	662	(503)	—	159	—	159	—	159

Balance at December 31, 2018, as adjusted	$1,208	$923,138	$495,274	$(49,201)	$1,370,419	$(326,930)	$1,043,489	$291	$1,043,780
Net loss	—	—	(263,677)	—	(263,677)	—	(263,677)	(352)	(264,029)
Stock option expense	—	1,150	—	—	1,150	—	1,150	—	1,150
Restricted stock units – time - based	—	1,543	—	—	1,543	—	1,543	—	1,543
Restricted stock units – performance-based	—	1,036	—	—	1,036	—	1,036	—	1,036
Director – non-cas h compensation	—	313	—	—	313	—	313	—	313
Warrant expense	—	386	—	—	386	—	386	—	386
Exercise of stock options	3	1,142	—	—	1,145	—	1,145	—	1,145
Acquired non-controlling interest	—	41	—	—	41	—	41	71	112
Treasury stock purchases	—	—	—	—	—	(156)	(156)	—	(156)
Foreign currency adjustments	—	—	—	(2,208)	(2,208)	—	(2,208)	(12)	(2,220)
Impact of foreign exchange contracts, net	—	—	—	(634)	(634)	—	(634)	—	(634)

Balance at September 30, 2019	$1,211	$928,749	$231,597	$(52,043)	$1,109,514	$(327,086)	$782,428	$(2)	$782,426

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Party City Holdco Inc. Stockholders’ Equity Before Common Stock Held In Treasury	Common Stock Held In Treasury	Total Party City Holdco Inc. Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
Balance at December 31, 2017	$1,198	$917,192	$372,596	$(35,818)	$1,255,168	$(286,733)	$968,435	$355	$968,790
Cumulative effect of change in accounting principle, net	—	—	(78)	—	(78)	—	(78)	—	(78)

Balance at December 31, 2017, as adjusted	$1,198	$917,192	$372,518	$(35,818)	$1,255,090	$(286,733)	$968,357	$355	$968,712
Net income	—	—	24,532	—	24,532	—	24,532	(87)	24,445
Net income attributable to redeemable securities holder	—	—	402	—	402	—	402	—	402
Stock option expense	—	1,492	—	—	1,492	—	1,492	—	1,492
Restricted stock units – time - based	1	721	—	—	722	—	722	—	722
Restricted stock units – performance-based	5	1,477	—	—	1,482	—	1,482	—	1,482
Director – non-cash compensation	—	196	—	—	196	—	196	—	196
Warrant expense	—	242	—	—	242	—	242	—	242
Exercise of stock options	1	877	—	—	878	—	878	—	878
Foreign currency adjustments	—	—	—	(4,888)	(4,888)	—	(4,888)	(21)	(4,909)
Impact of foreign exchange contracts, net	—	—	—	1,353	1,353	—	1,353	—	1,353

Balance at September 30, 2018	$1,205	$922,197	$397,452	$(39,353)	$1,281,501	$(286,733)	$994,768	$247	$995,015

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows used in operating activities:
Net (loss) income	$(264,029)	$24,445
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	62,380	57,786
Amortization of deferred financing costs and original issuance discounts	3,511	9,834
Provision for doubtful accounts	1,110	726
Deferred income tax (benefit) expense	(26,458)	1,075
Deferred rent	—	3,623
Change in operating lease liability/asset	(23,361)	—
Undistributed income in equity method investments	(195)	(580)
(Gain) loss on disposal of assets	(59,088)	23
Store impairment and restructuring charges	19,443	—
Goodwill impairment	259,100	—
Non-employee equity-based compensation	386	352
Stock option expense	1,150	1,492
Restricted stock unit expense – time-based	1,543	722
Restricted stock unit expense – performance-based	1,036	1,482
Directors – non-cash compensation	313	196
Changes in operating assets and liabilities, net of effects of acquired businesses:
Increase in accounts receivable	(23,712)	(32,802)
Increase in inventories	(35,628)	(194,419)
Increase in prepaid expenses and other current assets	(11,009)	(13,890)
( Decrease ) increase in accounts payable, accrued expenses and income taxes payable	(88,771)	53,744

Net cash used in operating activities	(182,279)	(86,191)
Cash flows provided by (used in) investing activities:
Cash paid in connection with acquisitions, net of cash acquired	(9,485)	(63,840)
Capital expenditures	(45,769)	(65,491)
Proceeds from disposal of property and equipment	113,845	22

Net cash provided by (used in) investing activities	58,591	(129,309)
Cash flows provided by financing activities:
Repayment of loans, notes payable and long-term obligations	(106,133)	(417,281)
Proceeds from loans, notes payable and long-term obligations	203,381	636,884
Stock repurchases	(156)	—
Exercise of stock options	1,145	878
Debt issuance costs	(411)	(10,343)

Net cash provided by financing activities	97,826	210,138
Effect of exchange rate changes on cash and cash equivalents	1,220	(772)

Net decrease in cash and cash equivalents and restricted cash	(24,642)	(6,134)
Cash and cash equivalents and restricted cash at beginning of period	59,219	54,408

Cash and cash equivalents and restricted cash at end of period	$34,577	$48,274

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$97,744	$77,371
Cash paid during the period for income taxes, net of refunds	$34,357	$56,683

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share)
Note 1 – Description of Business
Party City Holdco Inc. (the “Company” or “Party City Holdco”) is a vertically integrated supplier of decorated party goods. The Company designs, manufactures, sources and distributes party goods, including paper and plastic tableware, metallic and latex balloons, Halloween and other costumes, accessories, novelties, gifts and stationery. The Company’s retail operations include approximately 900 specialty retail party supply stores (including franchise stores) in the United States and, through September 30, 2019, Canada,
operating under the name Party City,
e-commerce
websites, principally operating under the domain name PartyCity.com, and a network of approximately 250 - 300 temporary Halloween City stores. In addition to the Company’s retail operations, it is also a global designer, manufacturer and distributor of decorated party supplies, with products found in over 40,000 retail outlets, including independent party supply stores, mass merchants, grocery retailers,
e-commerce
merchandisers and dollar stores. The Company’s products are available in over 100 countries with the United Kingdom, Canada, Germany, Mexico and Australia among the largest end markets outside of the United States.
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
Recently Issued Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No.
2018-13,
“Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement”. The new guidance improves and clarifies the fair value measurement disclosure requirements of ASC 820. The new disclosure requirements include disclosure of
the changes in unrealized gains or losses included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the explicit requirement to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The other provisions of ASU 2018-13 also include eliminated and modified disclosure requirements. The guidance is effective for fiscal years beginning after December 15, 2019, with early adoption permitted, including in an interim period for which financial statements have not been issued or made available for issuance. The Company has evaluated the impact of the adoption of this ASU and determined that it will have no significant impact on its condensed consolidated financial statements.
In June 2018, the FASB issued ASU
2018-07
,
“Compensation – Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting”. The ASU simplifies the accounting for non-employee
share-based payments. The Company adopted the update during the first quarter of
2019
. The pronouncement requires companies to record the impact of adoption, if any, as a cumulative-effect adjustment to retained earnings as of the adoption date. Therefore, on January
1
,
2019
, the Company decreased retained earnings by $
503
. Additionally, the Company increased additional
paid-in
capital by $
662
and recorded a $
159
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

In January 2017 the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which eliminates the requirement to measure a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the amendments in ASU 2017-04, an entity will perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized will not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity will consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The Company adopted ASU No. 2017-04 during the first quarter of 2019.

In
June 2016
, the FASB issued ASU
2016-13,
“Financial Instruments – Credit Losses”. The ASU changes how entities will account for credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The pronouncement is effective for the Company during the first quarter of
2020
. The Company is still evaluating the impact of the ASU on its consolidated financial statements.
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
The Company adopted the new lease standard during the first quarter of 2019 and, to the extent required by the pronouncement, recognized a right of use asset and liability for its operating lease arrangements with terms of greater than twelve months. See the Company’s September 30, 2019 consolidated balance sheet for the impact of such adoption.
The pronouncement provided companies with a transition option under which they could opt to continue to apply legacy lease guidance in comparative periods. The Company elected such option. The Company’s December 31, 2018 consolidated balance sheet includes a $74,464 deferred rent liability in other long-term liabilities and a $7,170 deferred rent liability in accrued expenses. In the Company’s September 30, 2019 consolidated balance sheet, such accounts reduce the operating lease asset. Additionally, in the Company’s December 31, 2018 consolidated balance sheet, other intangible assets, net, includes a $3,904 intangible asset related to favorable leases and prepaid expenses and other current assets includes a $2,552 asset related to capitalized broker costs. In the Company’s September 30, 2019 consolidated balance sheet, such assets are included in the operating lease asset.
The pronouncement had no impact on the Company’s consolidated statement of operations and comprehensive loss and it did not impact the Company’s compliance with its debt covenants. Additionally, the standard requires companies to make certain disclosures. See Note 1
9
.
Note 3 – Store Impairment and Restructuring Charges
Each year, the Company typically closes approximately ten Party City stores as part of its typical network rationalization process and in response to ongoing consumer, market and economic changes that naturally arise in the business. During the nine months ended September 30, 2019, the Company performed a comprehensive review of its store locations aimed at improving the overall productivity of such locations (“store optimization program”) and, after careful consideration and evaluation of the store locations, the Company made the decision to accelerate the optimization of its store portfolio with the closure of approximately 55 stores which are primarily located in close proximity to other Party City stores. These closings should provide the Company with capital flexibility to expand into underserved markets. In conjunction with the store optimization program, during the three and nine months ended September 30, 2019, the Company recorded the following charges:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Inventory reserves	$—	$21,285
Operating lease asset impairment	—	14,149
Property, plant and equipment impairment	—	4,680
Labor and other costs incurred closing stores	2,574	6,327
Severance	—	661

Total	$2,574	$47,102

Such amounts represent the Company’s best estimate of the total charges that are expected to be recorded for such items. As the Company closes the stores, it records charges for common area maintenance, insurance and taxes to be paid subsequent to such closures in accordance with the stores’ lease agreements. However, such amounts are immaterial. Additionally, the Company incurs costs while moving inventory, cleaning the stores and returning them to their original condition. Such costs are also immaterial.
The fair values of the operating lease assets and property, plant and equipment were determined based on estimated future discounted cash flows for such assets using market participant assumptions, including data on the ability to sub-lease
the stores.
The charge for inventory reserves represents inventory that is disposed of following the closures of the stores and inventory that is sold below cost prior to such closures. The charge for inventory reserves was recorded in cost of sales in the Company’s statement of operations and comprehensive loss. The other charges were recorded in Store impairment and restructuring charges in the Company’s statement of operations and comprehensive loss.

The Company cannot guarantee that it will be able to achieve the anticipated benefits from the store optimization program. If the Company is unable to achieve such benefits, its results of operations and financial condition could be affected.
Note 4 – Goodwill Impairment
The Company reviews goodwill and other intangibles that have indefinite lives for impairment annually as of October 1 or when events or changes in circumstances indicate the carrying value of t
h
ese assets might exceed their current fair values. Impairment testing is based upon the best information available including estimates of fair value which incorporate assumptions marketplace participants would use in making their estimates of fair value. Significant assumptions and estimates are required, including, but not limited to, projecting future cash flows, determining appropriate discount rates and terminal growth rates, and other assumptions, to estimate the fair value of goodwill and indefinite lived intangible assets. Although the Company believes the assumptions and estimates made are reasonable and appropriate, different assumptions and estimates could materially impact its reported financial results.
During the three months ended September 30, 2019, the Company identified an impairment indicator associated with its market capitalization and performed interim impairment tests on the goodwill at its retail and wholesale reporting units and its other indefinite lived intangible assets as of September 30, 2019. The interim impairment tests were performed using a combination of a market approach and an income approach. As a result of a sustained decline in the Company’s market capitalization, the Company recognized non-cash
pre-tax
goodwill impairment charges at September 30, 2019

of $
224,100

and $35,000 against the goodwill associated with its retail and wholesale reporting units
, respectively
.
There was no goodwill impairment charge for the nine months ended September 30, 2018.
Note 5 – Sale/Leaseback Transaction
In June 2019, the Company sold its main distribution center in Chester, New York, its metallic balloons manufacturing facility in Eden Prairie, Minnesota and its injection molded plastics manufacturing facility in Los Lunas, New Mexico. Simultaneously, the Company entered into twenty-year leases for each of the facilities. The aggregate sale price was $128,000 and, during the nine months ended September 30, 2019, the Company recorded a $58,381 gain on the sale, net of transaction costs, in the Company’s condensed consolidated statement of operations and comprehensive loss.
Under the terms of the lease agreements, the Company will pay total rent of $8,320 during the first year and the annual rent will increase by 2% thereafter.
The Chester and Eden Prairie leases are being accounted for as operating leases and the sale of such properties is included in the gain above.
However, for the Los Lunas property, the present value of the lease payments is greater than substantially all of the fair value of the assets. Therefore, the lease is a finance lease and sale accounting treatment is prohibited. As such, the Company is accounting for the $12,080 of proceeds as a financing lease and has recorded such amount in long-term obligations in its September 30, 2019 condensed consolidated balance sheet.
In conjunction with the sale/leaseback transaction, the Company amended its Term Loan Credit Agreement. The amendment required the Company to use half of the proceeds from the transaction, net of costs, to paydown part of the outstanding balance under such debt agreement. Additionally, the amendment required the Company to pay an immaterial “consent fee” to the lenders. As the Term Loan Credit Agreement is a loan syndication, the Company assessed, on a creditor-by-creditor
basis, whether the amendment should be accounted for as an extinguishment or a modification. The Company concluded that, for each creditor, the amendment should be accounted for as a modification. Therefore, no capitalized deferred financing costs or original issuance discounts were written off in conjunction with the amendment.
During June 2019, the Company used proceeds from the sale (net of costs) of $125,864 to paydown outstanding debt.
Note 6 – Assets and Liabilities Held for Sale
On October 1, 2019, the Company sold its Canadian-based Party City stores to a Canadian-based retailer for $174,500 Canadian dollars and enter into a
10-year
supply agreement under which the acquirer agreed to purchase product from the Company for such Party City stores, as well as the acquirer’
s
other stores. The Company used the net proceeds to paydown debt. For the three months ended September 30, 2019 and 2018 the Canadian-based Party City stores had pre-tax (loss) income of $(140) and $1,507. For the nine months ended September 30, 2019 and 2018, the Canadian-based Party City stores had pre-tax income of $2,631 and $4,843, respectively.
As of September 30, 2019, the Company reported the assets of its Canadian-based Party City stores as assets held for sale in its condensed consolidated balance sheet. Assets held for sale as of September 30, 2019 include the following:

At September 30, 2019
Inventories, net	$31,302
Property, plant and equipment, net	14,779
Operating lease asset	40,470
Goodwill	51,370
Trade names	33,044
Other assets, net	1,224

Total, net	$172,189

In addition to the assets held for sale, the Company reported the related operating lease liabilities of $48,618 as liabilities held for sale.
Note
7
– Inventories
Inventories consisted of the following:

	September 30, 2019	December 31, 2018
Finished goods	$709,830	$706,327
Raw materials	34,045	33,423
Work in process	16,304	16,288

	$760,179	$756,038

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
Note
8
– Income Taxes
The effective income tax rate for the nine months ended September 30, 2019, 7.6%, is lower
than the statutory rate of 21.0% primarily due

to the non-deductible portions of goodwill impairment charges. (See Note 4 above for further discussion).
Note
9
– Changes in Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss consisted of the following:

	Three Months Ended September 30, 2019
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at June 30, 2019	$(45,344)	$128	$(45,216)
Other comprehensive (loss) income before reclassifications, net of tax	(6,920)	166	(6,754)
Gains reclassified from accumulated other comprehensive loss to the condensed consolidated statement of operations and comprehensive loss, net of income tax	—	(73)	(73)

Net current-period other comprehensive (loss) income	(6,920)	93	(6,827)

Balance at September 30, 2019	$(52,264)	$221	$(52,043)

	Three Months Ended September 30, 2018
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at June 30, 2018	$(40,917)	$1,120	$(39,797)
Other comprehensive income before reclassifications	419	217	636
Gain reclassified from accumulated other comprehensive loss to the condensed consolidated statement of operations and comprehensive loss, net of income tax	—	(192)	(192)

Net current-period other comprehensive income	419	25	444

Balance at September 30, 2018	$(40,498)	$1,145	$(39,353)

1
2

	Nine Months Ended September 30, 2019
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at December 31, 2018	$(50,056)	$855	$(49,201)
Other comprehensive (loss) income before reclassifications, net of tax	(2,208)	226	(1,982)
Gain reclassified from accumulated other comprehensive loss to the condensed consolidated statement of operations and comprehensive loss, net of income tax	—	(860)	(860)

Net current-period other comprehensive loss	(2,208)	(634)	(2,842)

Balance at September 30, 2019	$(52,264)	$221	$(52,043)

	Nine Months Ended September 30, 2018
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at December 31, 2017	$(35,610)	$(208)	$(35,818)
Other comprehensive (loss) income before reclassifications, net of income tax	(4,888)	1,188	(3,700)
Loss reclassified from accumulated other comprehensive loss to the condensed consolidated statement of operations and comprehensive income, net of income tax	—	165	165

Net current-period other comprehensive (loss) income	(4,888)	1,353	(3,535)

Balance at September 30, 2018	$(40,498)	$1,145	$(39,353)

Note
10
– Capital Stock
At September 30, 2019, the Company’s auth
o
rized capital stock consisted of 300,000,000 shares of $0.01 par value common stock and 15,000,000 shares of $0.01 par value preferred stock.
Note 1
1
– Segment Information
Industry Segments
The Company has two identifiable business segments. The Wholesale segment designs, manufactures, sources and distributes decorated party goods, including paper and plastic tableware, metallic and latex balloons, Halloween and other costumes, accessories, novelties, gifts and stationery throughout the world. The Retail segment operates specialty retail party supply stores in the United States and, through September 30, 2019, Canada, principally under the names Party City and Halloween City, and it operates
e-commerce
websites, principally through the domain name Partycity.com. The Retail segment also franchises both individual stores and franchise areas throughout the United States, Mexico and Puerto Rico, principally under the name Party City. The Company’s industry segment data for the three and nine
months ended September 30, 2019 and September 30, 2018 was as follows:

1
3

	Wholesale	Retail	Consolidated
Three Months Ended September 30, 2019
Revenues:
Net sales	$383,425	$369,467	$752,892
Royalties and franchise fees	—	1,886	1,886

Total revenues	383,425	371,353	754,778
Eliminations	(214,547)	—	(214,547)

Net revenues	$168,878	$371,353	$540,231

L oss from operations	$(32,424)	$(245,102)	$(277,526)

Interest expense, net			29,424
Other expense, net			2,047

Loss before income tax benefits			$(308,997)

	Wholesale	Retail	Consolidated
Three Months Ended September 30, 2018
Revenues:
Net sales	$424,569	$375,680	$800,249
Royalties and franchise fees	—	2,206	2,206

Total revenues	424,569	377,886	802,455
Eliminations	(249,409)	—	(249,409)

Net revenues	$175,160	$377,886	$553,046

Income from operations	$15,501	$16,237	$31,738

Interest expense, net			27,705
Other expense, net			5,696

Loss before income taxes			$(1,663)

The Company’s industry segment data for the nine months ended September 30, 2019 and September 30, 2018 was as follows:

	Wholesale	Retail	Consolidated
Nine Months Ended September 30, 2019
Revenues:
Net sales	$962,793	$1,170,777	$2,133,570
Royalties and franchise fees	—	6,089	6,089

Total revenues	962,793	1,176,866	2,139,659
Eliminations	(522,421)	—	(522,421)

Net revenues	$440,372	$1,176,866	$1,617,238

Income (loss) from operations	$30,096	$(220,434)	$(190,338)

Interest expense, net			88,857
Other expense, net			6,643

Loss before income tax benefits			$(285,838)

	Wholesale	Retail	Consolidated
Nine Months Ended September 30, 2018
Revenues:
Net sales	$988,129	$1,150,609	$2,138,738
Royalties and franchise fees	—	7,832	7,832

Total revenues	988,129	1,158,441	2,146,570
Eliminations	(524,689)	—	(524,689)

Net revenues	$463,440	$1,158,441	$1,621,881

Income from operations	$31,997	$87,448	$119,445

Interest expense, net			76,481
Other expense, net			9,076

Income before income taxes			$33,888

1
4

During June 2019, the Company’s Wholesale segment sold its main distribution center in Chester, New York, its metallic balloons manufacturing facility in Eden Prairie, Minnesota and its injection molded plastics manufacturing facility in Los Lunas, New Mexico. The aggregate sale price was $128,000 and, during the nine months ended September 30, 2019, the Company’s Wholesale segment recorded a $58,381 gain on the sale in the Company’s condensed consolidated statement of operations and comprehensive
(
loss
)
 income
. See Note 5 for further detail.
During the three and nine months ended September 30, 2019, the Company executed a store optimization program under which the Company plans to close approximately 55 Party City stores during the course of 2019. In conjunction with the program, during the three months and nine months ended September 30, 2019, the Company’s Retail segment recorded charges of $2,574 and $47,102, respectively. See Note 3 for further detail.
During the nine months ended September 30, 2019, the Company adopted ASU
2016-02,
“Leases”. See Notes 2 and 1
9
for further discussion. As of September 30, 2019, the operating lease asset for the Company’s Retail segment was $684,004 and the operating lease asset for the Company’s Wholesale segment was $143,813.
During the three months ended September 30, 2019, the Company identified an impairment indicator associated with its market capitalization and performed interim impairment tests on the goodwill at its retail and wholesale reporting units as of September 30, 2019. As a result of a sustained decline in the Company’s market capitalization, the Company recognized non-cash
pre-tax
goodwill impairment charges

of $
224,100

and $35,000 against the goodwill associated with its retail and wholesale reporting units. See Note 4 for further detail.
Note 1
2
– Commitments and Contingencies
The Company is a party to certain claims and litigation in the ordinary course of business. The Company does not believe these proceedings will result, individually or in the aggregate, in a material adverse effect on its financial condition or future results of operations.
Note 1
3
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
Interest Rate Risk Management
As part of the Company’s risk management strategy, the Company periodically uses interest rate swap agreements to hedge the variability of cash flows on floating rate debt obligations. Accordingly, interest rate swap agreements are reflected in the consolidated balance sheets at fair value and the related gains and losses on these contracts are deferred in equity and recognized in interest expense over the same period in which the related interest payments being hedged are recognized in income. The Company did not utilize interest rate swap agreements during the nine months ended September 30, 2019 and the nine months ended September 30, 2018.
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
The foreign currency exchange contracts are reflected in the condensed consolidated balance sheets at fair value. At September
30
,
2019
and December
31
,
2018
, the Company had foreign currency exchange contracts that qualified for hedge accounting. No components of these agreements were excluded in the measurement of hedge effectiveness. As these hedges are
100
% effective, there is no current impact on earnings due to hedge ineffectiveness. The Company anticipates that substantially all unrealized gains and losses in accumulated other comprehensive loss related to these foreign currency exchange contracts will be reclassified into earnings by
June 2020
.

1
5

The following table displays the fair values of the Company’s derivatives at September 30, 2019 and December 31, 2018:

	Derivative Assets				Derivative Liabilities
	Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value
Derivative Instrument	September 30, 2019		December 31, 2018		September 30, 2019		December 31, 2018
Foreign Exchange Contracts	(a) PP	$151	(a) PP	$115	(b) AE	$22	(b) AE	$—

(a)	PP = Prepaid expenses and other current assets
(b)	AE = Accrued expenses
The following table displays the notional amounts of the Company’s derivatives at September 30, 2019 and December 31, 2018:

Derivative Instrument	September 30, 2019	December 31, 2018
Foreign Exchange Contracts	$3,650	$10,942

Note 1
4
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

During 2017, the Company acquired a 28% ownership interest in Punchbowl, Inc. (“Punchbowl”), a provider of digital greeting cards and digital invitations. At such time, the Company provided Punchbowl’s other investors with the ability to “put” their interest in Punchbowl to the Company at a future date. Additionally, at such time, the Company received the ability to “call” the interest of the other investors. During the nine months ended September 30, 2019, the option was terminated and the Company wrote off its asset related to the call option and reversed its liability related to the put option and recorded a net charge of $1,890 in other expenses, net. Prior to such time, the Company had been adjusting the put liability to fair value on a recurring basis. The liability represented a Level 3 fair value measurement as it was based on unobservable inputs.
During 2017, the Company and Ampology, a subsidiary of Trivergence, reached an agreement to form a new legal entity, Kazzam, LLC (“Kazzam”), for the purpose of designing, developing and launching an online exchange platform for party-related services. As part of Ampology’s compensation for designing, developing and launching the exchange platform, Ampology received an ownership interest in Kazzam. The interest has been recorded as redeemable securities in the mezzanine of the Company’s consolidated balance sheet as, in the future, Ampology has the right to cause the Company to purchase the interest. On a recurring basis, the liability is adjusted to the greater of the current fair value or the original fair value at the time at which the ownership interest was issued (adjusted for any subsequent changes in the ownership interest percentage). As of both September 30, 2019 and December 31, 2018, the original value was greater and, therefore, the liabilities are not included in the table below.

1
6

The following table shows assets and liabilities as of September 30, 2019 that are measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total as of September 30, 2019
Derivative assets	$—	$151	$—	$151
Derivative liabilities	—	22	—	22
The following table shows assets and liabilities as of December 31, 2018 that are measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total as of December 31, 2018
Derivative assets	$—	$115	$—	$115
Derivative liabilities	—	—	—	—
Punchbowl put liability	—	—	316	316
The majority of the Company’s
 non-financial
 instruments, which include goodwill, intangible assets, lease assets, inventories and property, plant and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or at least annually for goodwill and indefinite-lived intangible assets), a non-financial
 instrument is required to be evaluated for impairment. If the Company determines that the non-financial
 instrument is impaired, the Company would be required to write down the non-financial
 instrument to its fair value. During the nine months ended September 30, 2019, the Company initiated a store optimization program under which it plans to close approximately 55 Party City stores during the course of 2019. In conjunction with the program, during the nine months ended September 30, 2019, the Company recorded impairment charges for its property, plant and equipment and operating lease assets. See Note 3 for further detail.
During the three months ended September 30, 2019, the Company identified an impairment indicator associated with its market capitalization and performed interim impairment tests on the goodwill at its retail and
wholesale reporting units as of September 30, 2019. The interim impairment tests arrived at the fair values of the reporting units using a combination of a market approach and an income approach. As a result of a sustained decline in the Company’s market capitalization, the Company recognized non-cash
pre-tax
goodwill impairment charges at September 30, 2019
of $224,100
and
$35,000 against the goodwill associated with its retail and wholesale reporting units. See Note 4 for further detail.
The carrying amounts for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximated fair value at September 30, 2019 because of the short-term maturities of the instruments and/or their variable rates of interest.
The carrying amounts and fair values of borrowings under the Term Loan Credit Agreement and the Company’s senior notes as of September 30, 2019 are as follows:

	September 30, 2019
	Carrying Amount	Fair Value
Term Loan Credit Agreement	$720,743	$722,488
6.125% Senior Notes – due 2023	346,809	356,125
6.625% Senior Notes – due 2026	494,717	493,125
The fair values of the Term Loan Credit Agreement and the senior notes represent Level 2 fair value measurements as the debt instruments trade in inactive markets. The carrying amounts for other long-term debt approximated fair value at September 30, 2019 based on the discounted future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturity.
Note 1
5
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

1
7

A reconciliation between basic and diluted income (loss) per share is as follows:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Net (loss) income attributable to common shareholders of Party City Holdco Inc.	$(281,533)	$(2,420)	$(263,677)	$24,934
Weighted average shares - Basic	93,346,448	96,494,565	93,271,392	96,449,011
Effect of dilutive securities:
Warrants	—	—	—	—
Restricted stock units	—	—	—	9,004
Stock options	—	—	—	1,226,275

Weighted average shares - Diluted	93,346,448	96,494,565	93,271,392	97,684,290

Net (loss) income per share attributable to common shareholders of Party City Holdco Inc. - Basic	$(3.02)	$(0.03)	$(2.83)	$0.26

Net (loss) income per share attributable to common shareholders of Party City Holdco Inc. - Diluted	$(3.02)	$(0.03)	$(2.83)	$0.26

During the three months ended September 30, 2019 and September 30, 2018, 3,544,501 stock options and 4,157,559 stock options, respectively, were excluded from the calculation of diluted earnings per share as they were anti-dilutive. Additionally, during the three months ended September 30, 2019 and September 30, 2018, 596,000 warrants were excluded from the calculation of diluted earnings per share as they were anti-dilutive. Further, during the three months ended September 30, 2019 and September 30, 2018, 416,260 restricted stock units and 191,033 restricted stock units, respectively, were excluded from the calculation of diluted earnings per share as they were anti-dilutive.
During the nine months ended September 30, 2019 and September 30, 2018, 3,544,501 stock options and 2,354,244 stock options, respectively, were excluded from the calculation of diluted earnings per share as they were anti-dilutive. Additionally, during the nine months ended September 30, 2019 and September 30, 2018, 596,000 warrants were excluded from the calculation of diluted earnings per share as they were anti-dilutive. Further, during the nine months ended September 30, 2019, 416,260 restricted stock units were excluded from the calculation of diluted earnings per share as they were anti-dilutive. During the nine months ended September 30, 2018, all restricted stock units were dilutive.
Note 1
6
– Current and Long-Term Obligations
Long-term obligations at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018
Term Loan Credit Agreement	$720,743	$791,135
6.125% Senior Notes – due 2023	346,809	346,191
6.625% Senior Notes – due 2026	494,717	494,138
Finance lease obligations	15,327	3,815

Total long-term obligations	1,577,596	1,635,279
Less: current portion	(13,498)	(13,316)

Long-term obligations, excluding current portion	$1,564,098	$1,621,963

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

1
8

During June 2019, in conjunction with a sale/leaseback transaction, the Company amended its Term Loan Credit Agreement and financed its Los Lunas, New Mexico facility. See Note 5 for further detail. The finance lease obligations above include $
12,035
related to the Los Lunas, New Mexico facility.
Note 1
7
– Revenue from Contracts with Customers
The following table summarizes revenue from contracts with customers for the three and nine months ended September 30, 2019 and September 30, 2018:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Retail Net Sales:
North American Party City Stores	$326,810	$336,355	$1,060,258	$1,043,422
Global E-commerce	36,823	34,221	103,995	102,083
Other	5,834	5,104	6,524	5,104

Total Retail Net Sales	$369,467	$375,680	$1,170,777	$1,150,609
Royalties and Franchise Fees	1,886	2,206	6,089	7,832

Total Retail Revenue	$371,353	$377,886	$1,176,866	$1,158,441

Wholesale Net Sales:
Domestic	$82,670	$88,287	$231,257	$247,243
International	86,208	86,873	209,115	216,197

Total Wholesale Net Sales	$168,878	$175,160	$440,372	$463,440

Total Consolidated Revenue	$540,231	$553,046	$1,617,238	$1,621,881

Note 1
8
– Cash, Cash Equivalents and Restricted Cash
The Company’s September 30, 2019 consol
i
dated balance sheet included $34,572 of cash and cash equivalents and $5 of restricted cash and the Company’s December 31, 2018 consolidated balance sheet included $58,909 of cash and cash equivalents and $310 of restricted cash.
The Company’s September 30, 2018 consolidated balance sheet included $48,097 of cash and cash equivalents and $177 of restricted cash and the Company’s December 31, 2017 consolidated balance sheet included $54,291 of cash and cash equivalents and $117 of restricted cash.
Restricted cash is recorded in Prepaid expenses and other current assets.
Note 1
9
– Leases
In February 2016, the FASB issued ASU
2016-02,
“Leases”. The ASU requires that companies recognize assets and liabilities for the rights and obligations created by the companies’ leases. The update was effective for the Company during the first quarter of 2019.
The FASB has provided companies with a transition option under which they can opt to continue to apply the legacy guidance, including its disclosure requirements, in the comparative periods presented in the year during which they adopt the new lease standard. Entities that elect the option only make annual disclosures for the comparative periods as legacy guidance does not require interim disclosures. The Company has elected this transition option
.
Practical Expedients/Policy Elections
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

1
9

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
Quantitative Disclosures
During the three months and nine months ended September 30, 2019, the Company’s operating lease cost was $56,366 and $153,813, respectively. Such amount excludes impairment charges recorded in conjunction with the Company’s store optimization program (see Note 3).
The Company’s variable lease cost during the three and nine months ended September 30, 2019 was $6,530 and $23,716, respectively.

During the three and nine months ended September 30, 2019, cash paid for amounts included in the measurement of operating lease liabilities was $49,947 and $165,398, respectively.
During the three and nine months ended September 30, 2019,
right-of-use
assets obtained in exchange for new operating lease liabilities were $30,257 and $187,124, respectively.
As of September 30, 2019, the weighted-average remaining lease term for operating leases was eight years
and the weighted-average discount rate for operating leases was 6.8%.
As of September 30, 2019, the future cash flows for the Company’s operating leases were:

Three months ended December 31, 2019	$35,386
2020	197,177
2021	182,950
2022	163,685
2023	135,792
Thereafter	480,287

Total Undiscounted Cash Flows	$1,195,277
Less: Interest	(307,417)

Total Operating Lease Liability	887,860
Less: Current Portion of Operating Lease Liability	(140,781)

Long-Term Portion of Operating Lease Liability	$747,079

Note
20
– Subsequent Event
On November 4, 2019, the Company acquired the stock of a European-based online retailer for total consideration of approximately $9,000.

2
1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
References throughout this document to the “Company” include Party City Holdco Inc. and its subsidiaries. In this document the words “we,” “our,” “ours” and “us” refer only to the Company and its subsidiaries and not to any other person.
Business Overview
Our Company
We are the leading decorated party goods omni-channel retailer, by revenue, in North America and, we believe, the largest vertically integrated supplier of decorated party goods globally by revenue. With approximately 900 locations (inclusive of franchised stores), we have the only coast-to-coast
network of party superstores in the U.S. and, through September 30, 2019, Canada, and such stores make it easy and fun to enhance special occasions with a differentiated shopping experience and an unrivaled assortment of innovative and exciting merchandise offered at a compelling value. We also operate multiple
e-commerce
sites, principally under the domain name PartyCity.com. Further, we open a network of approximately 250 - 300 temporary Halloween City stores.
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
Wholesale Selling Expenses.
Wholesale selling expenses include the costs associated with our wholesale sales and marketing efforts, including merchandising and customer service. Costs include the salaries and benefits of the related work force, including sales-based bonuses and commissions. Other costs include catalogues, showroom expenses, travel and other operating costs. Certain selling expenses, such as sales-based bonuses and commissions, vary in proportion to sales, while other costs vary based on other factors, such as our marketing efforts, or are largely fixed and do not necessarily increase as sales volumes increase.
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
General and Administrative Expenses.
General and administrative expenses include all operating costs not included elsewhere in the statement of operations and comprehensive (loss) income. These expenses include payroll and other expenses related to operations at our corporate offices, including occupancy costs, related depreciation and amortization, legal and professional fees and data-processing costs. These expenses generally do not vary proportionally with net sales.
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
Adjusted Net Income (Loss).
Adjusted net income (loss) represents our net income (loss), adjusted for, among other items, intangible asset amortization, non-cash
purchase accounting adjustments, amortization of deferred financing costs and original issue discounts, equity-based compensation and impairment charges. We present adjusted net income because we believe it assists investors in comparing our performance across reporting periods on a consistent basis by eliminating the impact of items that we do not believe are indicative of our core operating performance.
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

Results of Operations
Three Months Ended September 30, 2019 Compared To Three Months Ended September 30, 2018
The following table sets forth the Company’s operating results and operating results as a percentage of total revenues for the three months ended September 30, 2019 and 2018.

	Three Months Ended September 30,
	2019		2018
	(Dollars in thousands)
Revenues:
Net sales	$538,345	99.7%	$550,840	99.6%
Royalties and franchise fees	1,886	0.3	2,206	0.4

Total revenues	540,231	100.0	553,046	100.0
Cost of sales	373,413	69.1	349,641	63.2
Wholesale selling expenses	16,084	3.0	17,538	3.2
Retail operating expenses	111,595	20.7	103,833	18.8
Franchise expenses	3,274	0.6	862	0.2
General and administrative expenses	43,062	8.0	42,239	7.6
Art and development costs	5,927	1.1	5,573	1.0
Development stage expenses	2,728	0.5	1,622	0.3
Store impairment and restructuring charges	2,574	0.5	—	—
Goodwill impairment	259,100	48.0	—	—

Total expenses	817,757	151.4	521,308	94.3

(Loss) income from operations	(277,526)	(51.4)	31,738	5.7
Interest expense, net	29,424	5.4	27,705	5.0
Other expense, net	2,047	0.4	5,696	1.0

Loss before income taxes	(308,997)	(57.2)	(1,663)	(0.3)
Income tax (benefit) expense	(27,252)	(5.0)	777	0.1

Net loss	(281,745)	(52.2)	(2,440)	(0.4)
Add: Net loss attributable to redeemable securities holder	—	—	(8)	(0.0)
Less: Net loss attributable to noncontrolling interests	(212)	(0.0)	(28)	(0.0)

Net loss attributable to common shareholders of Party City Holdco Inc.	$(281,533)	(52.1)%	$(2,420)	(0.4)%

Net loss per share attributable to common shareholders of Party City Holdco Inc. – Basic	$(3.02)		$(0.03)
Net loss per share attributable to common shareholders of Party City Holdco Inc. – Diluted	$(3.02)		$(0.03)

Revenues
Total revenues for the third quarter of 2019 were $540.2 million and were $12.8 million, or 2.3%, lower than the third quarter of 2018. The following table sets forth the Company’s total revenues for the three months ended September 30, 2019 and 2018.

	Three Months Ended September 30,
	2019		2018
	Dollars in Thousands	Percentage of Total Revenues	Dollars in Thousands	Percentage of Total Revenues
Net Sales:
Wholesale	$383,425	71.0%	$424,569	76.8%
Eliminations	(214,547)	(39.7)%	(249,409)	(45.1)%

Net wholesale	168,878	31.3%	175,160	31.7%
Retail	369,467	68.4%	375,680	67.9%

Total net sales	538,345	99.7%	550,840	99.6%
Royalties and franchise fees	1,886	0.3%	2,206	0.4%

Total revenues	$540,231	100.0%	$553,046	100.0%

Retail
Retail net sales during the third quarter of 2019 were $369.5 million and were $6.2 million, or 1.7%, lower than during the third quarter of 2018. Retail net sales at our North American Party City stores totaled $326.8 million and were $9.5 million, or 2.8%, lower than in the third quarter of 2018 principally due to the continued impact of the ongoing helium shortage and the closure of 34 stores in conjunction with our 2019 store optimization program. These negative factors affecting sales were partially offset by the acquisition of six franchise and independent stores and the opening of nine new stores during the twelve months ended September 30, 2019, as well as the acquisition of 37 franchise stores throughout the third quarter of 2018. Global retail
e-commerce
sales totaled $36.8 million during the third quarter of 2019 and were $2.6 million, or 7.6%, higher than during the corresponding quarter of 2018. Sales at our temporary Halloween City stores totaled $4.8 million and were $0.3 million or 5.7% lower than in the third quarter of 2018. Sales at other store formats totaled $1.0 million during the third quarter of 2019.
Same-store sales for the Party City brand (including North American retail
e-commerce
sales) decreased by 2.6% during the third quarter of 2019, principally due to the impact of the ongoing helium shortage on balloon sales.
Our North American retail
e-commerce
sales, which include our Amazon marketplace sales, increased by 11.6% compared to the third quarter of 2018 and, when adjusting for the impact of our “buy online, pick-up
in store” program (such sales are included in our store sales), increased by 14.8%.
Excluding the impact of
e-commerce,
same-store sales decreased by 3.9%.
Same-store sales percentages were not affected by foreign currency as such percentages are calculated in local currency.
Wholesale
Wholesale net sales during the third quarter of 2019 totaled $168.9 million and were $6.3 million, or 3.6%, lower than the third quarter of 2018. Net sales to domestic party goods retailers and distributors (including our franchisee network) totaled $65.9 million and were $4.5 million, or 6.4%, lower than during 2018. The acquisition of six franchise and independent stores during the twelve months ended September 30, 2019, together with the acquisition of 37 franchise stores late in the third quarter of 2018, negatively impacted sales as post-acquisition sales to such stores (approximately $2.5 million during the third quarter of 2018) are now eliminated as intercompany sales. Adjusted for the acquisitions, sales to domestic party goods retailers and distributors decreased by approximately $2.0 million, or 2.9%, versus the third quarter of 2018. Net sales of metallic balloons to domestic distributors and retailers (including our franchisee network) totaled $16.8 million during the third quarter of 2019 and were $1.1 million, or 6.2%, lower than during the corresponding quarter of 2018 principally due to the ongoing helium shortage. Our international sales (which include U.S. export sales and exclude U.S. import sales from foreign subsidiaries) totaled $86.2 million and were $0.7 million, or 0.8%, lower than in 2018. Foreign currency translation negatively impacted sales by approximately $4.1 million and more than offset $3.4 million of sales growth on a constant currency basis.
Intercompany sales to our retail affiliates totaled $214.5 million during the third quarter of 2019 and were $34.9 million lower than during the corresponding quarter of 2018. Intercompany sales represented 56.0% of total wholesale sales during the third quarter of 2019 and were 2.7% lower than during the third quarter of 2018, principally reflecting the impact of our store optimization program, strong seasonal in-stock
positions at our retail stores from the prior year and a reduction in sales of metallic balloons to our retail operations. The intercompany sales of our wholesale segment are eliminated against the intercompany purchases of our retail segment in the consolidated financial statements.

Royalties and franchise fees
Royalties and franchise fees for the third quarter of 2019 totaled $1.9 million and were $0.3 million lower than during the third quarter of 2018 principally due to the acquisition of franchise stores.
Gross Profit
The following table sets forth the Company’s gross profit for the three months ended September 30, 2019 and September 30, 2018.

	Three Months Ended September 30,
	2019		2018
	Dollars in Thousands	Percentage of Net Sales	Dollars in Thousands	Percentage of Net Sales
Retail	$128,692	34.8%	$151,860	40.4%
Wholesale	36,240	21.5	49,339	28.2

Total	$164,932	30.6%	$201,199	36.5%

The gross profit margin on net sales at retail during the third quarter of 2019 was 34.8% or 560 basis points lower than during the corresponding quarter of 2018. The decrease was partially due to the increased costs of helium, markdowns in conjunction with the Company’s “store optimization program” (see “operating expenses” below for further discussion) and the impact of aggressive promotional programs during the quarter. Additionally, the decrease was partially due to a flow through of higher freight and distribution costs for product acquired from the Company’s wholesale operations during the second half of 2018 as the China tariffs caused non-recurring
logistical challenges. Our manufacturing share of shelf (i.e., the percentage of our retail product cost of sales manufactured by our wholesale segment) of 25.4% during the third quarter of 2019 was comparable to the third quarter of 2018. Our wholesale share of shelf at our Party City stores and our North American retail
e-commerce
operations (i.e., the percentage of our retail product cost of sales supplied by our wholesale segment) was 78.3% during the quarter or 1.1% higher than during the third quarter of 2018.
The gross profit margin on net sales at wholesale during the third quarters of 2019 and 2018 was 21.5% and 28.2%, respectively. The decreased wholesale gross profit margin was principally due to a significant reduction in high-margin sales of metallic balloons and sales to franchisees (due to the store acquisitions discussed above) and, to a lesser extent, the deleveraging of distribution and manufacturing costs.
Operating expenses
Wholesale selling expenses were $16.1 million during the third quarter of 2019 and were $1.5 million lower than during the corresponding quarter of 2018, due partially to the impact of foreign currency translation. Wholesale selling expenses were 9.5% and 10.0% of net wholesale sales during the third quarters of 2019 and 2018, respectively.
Retail operating expenses during the third quarter of 2019 were $111.6 million and were $7.8 million higher than the corresponding quarter of 2018. The increase was principally due to increases in advertising and e-commerce expenses as well as higher average store count, including temporary Halloween stores, during the third quarter of 2019. Retail operating expenses were 30.2% and 27.6% of retail sales during the third quarters of 2019 and 2018, respectively.
Franchise expenses during the third quarters of 2019 and 2018 were $3.2 million and $0.9 million, respectively. Franchise expenses during the third quarter of 2018 reflects a non-recurring
adjustment that lowered franchise intangible asset amortization expense.
General and administrative expenses during the third quarter of 2019 totaled $43.1 million and were $0.8 million, or 1.9%, higher than in the third quarter of 2018 principally due to increases in compensation and other impacts of inflation, partially offset by the impact of foreign currency translation. General and administrative expenses as a percentage of total revenues were 8.0% and 7.6% during the third quarters of 2019 and 2018, respectively.
Art and development costs were $5.9 million and $5.6 million during the third quarters of 2019 and 2018, respectively.

Development stage expenses represent
start-up
costs related to Kazzam (see the 2018 Form
10-K
for further detail).
During the nine months ended September 30, 2019, the Company performed a comprehensive review of its store locations aimed at improving the overall productivity of such locations (“store optimization program”). Each year, the Company typically closes approximately 10 Party City stores as part of its typical network rationalization process and in response to ongoing consumer, market and economic changes that naturally arise in the business. During the first nine months of 2019, after careful consideration and evaluation of store locations, the Company made the decision to accelerate the optimization of its store portfolio with the closure of approximately 55 stores which are primarily located in close proximity to other Party City stores. These closings should provide the Company with capital flexibility to expand into underserved markets. In conjunction with the store optimization program, during the third quarter of 2019, the Company recorded $2.6 million of labor and other costs related to closing the stores.
Goodwill impairment charges for the three months ended September 30, 2019 were $259.1 million. The non-cash
pre-tax
goodwill impairment charges were the result of a sustained decline in the Company’s market capitalization. There were no goodwill impairment charges for the three months ended September 30, 2018. See Note 4 to the condensed consolidated financial statements for further discussion.
Interest expense, net
Interest expense, net, totaled $29.4 million during the third quarter of 2019, compared to $27.7 million during the third quarter of 2018. The variance principally relates to the impact of the Company’s August 2018 refinancing (see the Company’s 2018 Form
10-K
for discussion of such refinancing) and higher average borrowings and rates under our Term Loan and ABL credit facilities.
Other expense, net
For the third quarters of 2019 and 2018, other expense, net, totaled $2.0 million and $5.7 million, respectively. During the third quarter of 2018, other expense included costs associated with the August 2018 refinancing of our debt portfolio.
Income tax (benefit) expense
The effective income tax rate for the three months ended September 30, 2019, 8.8%, is lower than the statutory rate primarily due the non-deductible portions of the goodwill impairment charges noted above.

Nine Months Ended September 30, 2019 Compared To Nine Months Ended September 30, 2018
The following table sets forth the Company’s operating results and operating results as a percentage of total revenues for the nine months ended September 30, 2019 and 2018.

	Nine Months Ended September 30,
	2019		2018
	(Dollars in thousands)
Revenues:
Net sales	$1,611,149	99.6%	$1,614,049	99.5%
Royalties and franchise fees	6,089	0.4	7,832	0.5

Total revenues	1,617,238	100.0	1,621,881	100.0
Cost of sales	1,065,511	65.9	996,084	61.4
Wholesale selling expenses	50,929	3.1	53,581	3.3
Retail operating expenses	302,756	18.7	285,019	17.6
Franchise expenses	9,813	0.6	8,624	0.5
General and administrative expenses	126,497	7.8	136,230	8.4
Art and development costs	17,568	1.1	17,278	1.1
Development stage expenses	7,966	0.5	5,620	0.3
Gain on sale/leaseback transaction	(58,381)	(3.6)	—	—
Store impairment and restructuring charges	25,817	1.6	—	—
Goodwill impairment	259,100	16.0	—	—

Total expenses	1,807,576	111.8	1,502,436	92.6

(Loss) income from operations	(190,338)	(11.8)	119,445	7.4
Interest expense, net	88,857	5.5	76,481	4.7
Other expense, net	6,643	0.4	9,076	0.6

(Loss) income before income taxes	(285,838)	(17.7)	33,888	2.1
Income tax (benefit) expense	(21,809)	(1.4)	9,443	0.6

Net (loss) income	(264,029)	(16.3)	24,445	1.5
Add: Net income attributable to redeemable securities holder	—	—	402	0.0
Less: Net loss attributable to noncontrolling interests	(352)	(0.0)	(87)	0.0

Net (loss) income attributable to common shareholders of Party City Holdco Inc.	$(263,677)	16.3%	$24,934	1.5%

Net (loss) income per share attributable to common shareholders of Party City Holdco Inc. – Basic	$(2.83)		$0.26
Net (loss) income per share attributable to common shareholders of Party City Holdco Inc. – Diluted	$(2.83)		$0.26

Revenues
Total revenues for the first nine months of 2019 were $1,617.2 million and were $4.6 million lower than the first nine months of 2018. The following table sets forth the Company’s total revenues for the nine months ended September 30, 2019 and 2018.

	Nine Months Ended September 30,
	2019		2018
	Dollars in Thousands	Percentage of Total Revenues	Dollars in Thousands	Percentage of Total Revenues
Net Sales:
Wholesale	$962,793	61.4%	$988,129	60.9%
Eliminations	(522,421)	(34.2)%	(524,689)	(32.3)%

Net wholesale	440,372	27.2%	463,440	28.6%
Retail	1,170,777	72.4%	1,150,609	70.9%

Total net sales	1,611,149	99.6%	1,614,049	99.5%
Royalties and franchise fees	6,089	0.4%	7,832	0.5%

Total revenues	$1,617,238	100.0%	$1,621,881	100.0%

Retail
Retail net sales during the first nine months of 2019 were $1,170.8 million and increased $20.2 million or 1.8% compared to the first nine months of 2018. Retail net sales at our North American Party City stores totaled $1,060.3 million and were $16.9 million, or 1.6%, higher than 2018, principally due to the acquisition of six franchise and independent stores and the opening of nine new stores during the twelve months ended September 30, 2019, as well as the acquisition of 37 franchise stores late in the third quarter of 2018. These positive factors were partially offset by the closure of 34 stores in the second and third quarters, in conjunction with our 2019 store optimization program and the continued impact of the ongoing helium shortage. Global retail
e-commerce
sales totaled $104.0 million during the first nine months of 2019 and were $1.9 million, or 1.9%, higher than during the corresponding period of 2018. Sales at our temporary Halloween City stores totaled $4.8 million and were $0.3 million or 5.7% lower than during the first nine months of 2018. Sales at other store formats totaled $1.7 million during the first nine months of 2019.
Same-store sales for the Party City brand (including North American retail
e-commerce
sales) decreased by 2.0% during the first nine months of 2019, principally due to impact of the ongoing helium shortage on balloon sales.
Our North American retail
e-commerce
sales, which include our Amazon marketplace sales, increased by $2.7 million or 3.2% compared to the first nine months of 2018 and, when adjusting for the impact of our “buy online, pick-up
in store” program (such sales are included in our store sales), increased by 16.0%.
Excluding the impact of
e-commerce,
same-store sales decreased by 2.4%.
Same-store sales percentages were not affected by foreign currency as such percentages are calculated in local currency.
Wholesale
Wholesale net sales during the first nine months of 2019 totaled $440.4 million and were $23.1 million, or 5.0% lower than during the first nine months of 2018. Net sales to domestic party goods retailers and distributors (including our franchisee network) totaled $176.5 million and were $9.3 million, or 5.0% lower than during 2018. The decrease was partially due to our acquisition of six franchise and independent stores during the twelve months ended September 30, 2019, together with the acquisition of 37 franchise stores throughout the third quarter of 2018; as post-acquisition sales to such stores (approximately $13.7 million during the first nine months of 2018) are now eliminated as intercompany sales. Adjusted for the acquisitions, sales to domestic party goods retailers and distributors increased by approximately $4.4 million or 2.3%. Net sales of metallic balloons to domestic distributors and retailers (including our franchisee network) totaled $54.7 million during the first nine months of 2019 and were $6.7 million, or 10.9%, lower than during the corresponding period of 2018 principally due to the ongoing helium shortage. Our international sales (which include U.S. export sales and exclude U.S. import sales from foreign subsidiaries) totaled $209.1 million and were $7.1 million, or 3.3%, lower than in 2018. Foreign currency translation negatively impacted sales by approximately $10.0 million and more than offset $2.9 million in sales growth on a constant currency basis.
Intercompany sales to our retail affiliates totaled $522.4 million during the nine months ended September 30, 2019 and were $2.3 million lower than during the corresponding period of 2018. Intercompany sales represented 55.6% of total wholesale sales during the first nine months of 2019, compared to 53.1% during the comparable period of 2018. The increase in percentage was principally due to the impact of franchise/independent store acquisitions, partially offset by the impact of strong season in-stock
positions from the prior year and a reduction in sales of metallic balloons to our retail operations. The intercompany sales of our wholesale segment are eliminated against the intercompany purchases of our retail segment in the consolidated financial statements.
Royalties and franchise fees
Royalties and franchise fees for the nine months ended September 30, 2019 totaled $6.1 million and were $1.7 million lower than during the comparable period of 2018 principally due to the acquisition of franchise stores.

Gross Profit
The following table sets forth the Company’s gross profit for the nine months ended September 30, 2019 and September 30, 2018.

	Nine Months Ended September 30,
	2019		2018
	Dollars in Thousands	Percentage of Net Sales	Dollars in Thousands	Percentage of Net Sales
Retail	$436,761	37.3%	$482,609	41.9%
Wholesale	108,877	24.7	135,356	29.2

Total	$545,638	33.9%	$617,965	38.3%

The gross profit margin on net sales at retail during the first nine months of 2019 was 37.3%. Such percentage was 460 basis points lower than during the corresponding period of 2018. The decrease was principally due to markdowns in conjunction with the Company’s “store optimization program” and provisions against inventory recorded in conjunction with such program (see “operating expenses” below for further discussion) and the impact of an aggressive coupon program during the third quarter of 2019. Additionally, the decrease was partially due to a flow through of higher freight and distribution costs for product acquired from the Company’s wholesale operations during the second half of 2018 as the China tariffs caused non-recurring
logistical challenges. Our manufacturing share of shelf (i.e., the percentage of our retail product cost of sales manufactured by our wholesale segment) was 26.7% during the period, or 10 basis points higher than during the during the first nine months of 2018. Our wholesale share of shelf at our Party City stores and our North American retail
e-commerce
operations (i.e., the percentage of our retail product cost of sales supplied by our wholesale segment) was 78.0% during the period, or 20 basis points higher than the nine months ended September 30, 2018.
The gross profit on net sales at wholesale during the first nine months of 2019 and 2018 was 24.7% and 29.2%, respectively. The decrease was principally due to the decrease in high-margin sales of metallic balloons and lower sales to franchisees (due to the store acquisitions discussed above).
Operating expenses
Wholesale selling expenses were $50.9 million during the first nine months of 2019 and were $2.7 million or 4.9% lower than during the corresponding period of 2018, due partially to the impact of foreign currency translation. Wholesale selling expenses were 11.6% of net wholesale sales during each of the first nine months of 2019 and 2018.
Retail operating expenses during the first nine months of 2019 were $302.8 million and were $17.7 million, or 6.2%, higher than the corresponding period of 2018. The increase was principally due to higher average store count during the first nine months of 2019 as well as an increase in advertising, e-commerce and information technology related expenses compared to the corresponding period in 2018. Retail operating expenses were 25.9% and 24.8% of retail sales during the first nine months of 2019 and 2018, respectively.
Franchise expenses during the first nine months of 2019 and 2018 were $9.8 million and $8.6 million, respectively. Franchise expenses for 2018 reflect a third quarter non-recurring
adjustment that lowered franchise intangible asset amortization expense.
General and administrative expenses during the first nine months of 2019 totaled $126.5 million and were $9.7 million, or 7.1%, lower than in the first nine months of 2018. The decrease for the first nine months of 2019 was principally due to non-recurring
consulting costs and
non-recurring
executive severance charges incurred during 2018. General and administrative expenses as a percentage of total revenues were 7.8% and 8.4% during the first nine months of 2019 and 2018, respectively.
Art and development costs were $17.6 million and $17.3 million during the first nine months of 2019 and 2018, respectively.
Development stage expenses represent
start-up
costs related to Kazzam (see the 2018 Form
10-K
for further detail).
During September 2019, the Company reported a $58.4 million gain from the sale and leaseback of its main distribution center in Chester, New York and its metallic balloons manufacturing facility in Eden Prairie, Minnesota. The aggregate sale price for the three properties was $128.0 million. Simultaneous with the sale, the Company entered into twenty-year leases for each of the facilities.

During the nine months ended September 30, 2019, the Company performed a comprehensive review of its store locations aimed at improving the overall productivity of such locations (“store optimization program”). Each year, the Company typically closes approximately 10 Party City stores as part of its typical network rationalization process and in response to ongoing consumer, market and economic changes that naturally arise in the business. During the first nine months of, 2019, after careful consideration and evaluation of the store locations, the Company made the decision to accelerate the optimization of its store portfolio with the closure of approximately 55 stores which are primarily located in close proximity to other Party City stores. These closings should provide the Company with capital flexibility to expand into underserved markets. In conjunction with the store optimization program, during the first nine months of 2019, the Company recorded a $14.1 million impairment charge for its operating lease asset, a $4.7 million impairment charge for property, plant and equipment, $6.3 million of labor and other costs related to closing the stores and $0.7 million of severance.
Goodwill impairment charges for the nine months ended September 30, 2019 were $259.1 million. The non-cash
pre-tax
 goodwill impairment charges were the result of a sustained decline in the Company’s market capitalization. There was no goodwill impairment for the nine months ended September 30, 2018. See Note 4 to the condensed consolidated financial statements for further discussion.
Interest expense, net
Interest expense, net, totaled $88.9 million during the first nine months of 2019, compared to $76.5 million during the comparable period of 2018. The variance principally relates to the impact of the Company’s August 2018 refinancing (see the Company’s 2018 Form
10-K
for discussion of such refinancing) and the impact of borrowings and average rates under our Term Loan and ABL credit facilities.
Other expense, net
For the first nine months of 2019 and 2018, other expense, net, totaled $6.6 million and $9.1 million, respectively. During the first nine months of 2018, other expense included costs associated with the August 2018 refinancing of our debt portfolio.
Income tax expense
The effective income tax rate for the nine months ended September 30, 2019, 7.6%, is lower than the statutory rate primarily due to the non-deductible portions of the goodwill impairment charges noted above.
Adjusted EBITDA, Adjusted Net Income and Adjusted Net Income per Common Share – Diluted
The Company presents adjusted EBITDA, adjusted net income and adjusted net income per common share - diluted as supplemental measures of its operating performance. The Company defines EBITDA as net income (loss) before interest expense, net, income taxes, depreciation and amortization and defines adjusted EBITDA as EBITDA, as further adjusted to eliminate the impact of certain items that the Company does not consider indicative of our core operating performance. These further adjustments are itemized below. Adjusted net income represents the Company’s net income (loss) adjusted for, among other items, intangible asset amortization, non-cash
purchase accounting adjustments, amortization of deferred financing costs and original issue discounts, equity-based compensation, and impairment charges. Adjusted net income per common share – diluted represents adjusted net income divided by diluted weighted average common shares outstanding. The Company presents these measures as supplemental measures of its operating performance. You are encouraged to evaluate these adjustments and the reasons the Company considers them appropriate for supplemental analysis. In evaluating the measures, you should be aware that in the future the Company may incur expenses that are the same as, or similar to, some of the adjustments in this presentation. The Company’s presentation of adjusted EBITDA, adjusted net income and adjusted net income per common share-diluted should not be construed as an inference that the Company’s future results will be unaffected by unusual or non-recurring
items. The Company presents the measures because the Company believes they assist investors in comparing the Company’s performance across reporting periods on a consistent basis by eliminating items that the Company does not believe are indicative of its core operating performance. In addition, the Company uses adjusted EBITDA: (i) as a factor in determining incentive compensation, (ii) to evaluate the effectiveness of its business strategies and (iii) because its credit facilities use adjusted EBITDA to measure compliance with certain covenants. The Company also believes that adjusted net income and adjusted net income per common share - diluted are helpful benchmarks to evaluate its operating performance.
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

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
(Dollars in thousands)
Net (loss) income	$(281,745)	$(2,440)	$(264,029)	$24,445
Interest expense, net	29,424	27,705	88,857	76,481
Income taxes	(27,252)	777	(21,809)	9,443
Depreciation and amortization	19,155	16,974	62,380	57,786

EBITDA	(260,418)	43,016	(134,601)	168,155
Non-cash purchase accounting adjustments	—	2,154	2,757	2,696
Store impairment and restructuring charges (a)	8,694	—	54,960	—
Other restructuring, retention and severance (b)	(73)	951	5,248	3,105
Goodwill impairment (c)	259,100	—	259,100	—
Deferred rent (d)	446	2,468	(1,042)	3,623
Closed store expense (e)	2,326	825	3,424	3,430
Foreign currency losses/(gains), net	646	(314)	486	128
Stock option expense (f)	409	550	1,150	1,492
Non-employee equity-based compensation (g)	128	(13)	386	352
Undistributed (loss) income in equity method investments	7	(279)	(195)	(580)
Corporate development expenses (h)	4,588	3,057	11,782	8,409
Non-recurring consulting charges (i)	—	624	—	12,243
Refinancing charges (j)	—	5,091	—	6,237
Restricted stock units – time-based (k)	610	470	1,543	722
Restricted stock units – performance-based (l)	560	889	1,036	1,482
Non-recurring legal settlements/costs	194	—	1,795	—
Gain on sale/leaseback transaction (m)	—	—	(58,381)	—
Other	(75)	(44)	217	(295)

Adjusted EBITDA	$17,142	$59,445	$149,666	$211,199

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
(Dollars in thousands, except per share amounts)
(Loss) income before income taxes	$(308,997)	$(1,663)	$(285,838)	$33,888
Intangible asset amortization	3,553	591	10,528	7,959
Non-cash purchase accounting adjustments	424	1,659	4,200	2,622
Amortization of deferred financing costs and original issuance discounts (j)	1,222	6,268	3,511	9,834
Store impairment and restructuring charges (a)	8,694	—	54,960	—
Other restructuring charges (b)	(263)	809	2,822	809
Goodwill impairment (c)	259,100	—	259,100	—
Non-employee equity-based compensation (g)	128	(13)	386	352
Refinancing charges (j)	—	—	36	—
Non-recurring consulting charges (i)	—	624	—	12,243
Stock option expense (f)	409	550	1,150	1,492
Gain on sale/leaseback transaction (m)	—	—	(58,381)	—
Restricted stock units - performance-based (l)	560	889	1,036	1,482

Adjusted (loss) income before income taxes	(35,170)	9,714	(6,490)	70,681
Adjusted income tax (benefit) expense (n)	(9,459)	2,364	(2,117)	17,213

Adjusted net (loss) income	$(25,711)	$7,350	$(4,373)	$53,468

Adjusted net (loss) income per common share – diluted	$(0.28)	$0.08	$(0.05)	$0.55

Weighted-average number of common shares-diluted	93,346,448	97,714,252	93,271,392	97,684,290

(a)	During the nine months ended September 30, 2019, the Company initiated a store optimization program under which it plans to close approximately 55 Party City stores during the course of 2019. In conjunction with the program, during the first nine months of 2019, the Company recorded the following charges: inventory reserves: $21,285, operating lease asset impairment: $14,149, labor and other costs related to closing the stores: $6,327, property, plant and equipment impairment: $4,680 and severance: $661. The charge for inventory reserves was recorded in cost of sales in the Company’s statement of operations and comprehensive (loss) income. The other charges were recorded in store impairment and restructuring charges in the Company’s statement of operations and comprehensive (loss) income. See Note 3 in Item 1 for further discussion. Additionally, during the process of liquidating the inventory in such stores, the Company lost margin of $7,858.

(b)	Amounts expensed during 2019 principally relate to executive severance and the write-off of inventory for a section of the Company’s Party City stores that is being restructured.

(c)	As a result of a sustained decline in market capitalization, the Company recognized a non-cash pre-tax goodwill impairment charge at September 30, 2019 of $259,100.

(d)	The “deferred rent” adjustment reflects the difference between accounting for rent and landlord incentives in accordance with GAAP and the Company’s actual cash outlay for such items. During the first quarter of 2019, the Company adopted ASC 842. Under the standard, the difference between accounting for rent and landlord incentives in accordance with GAAP and the Company’s actual cash outlay for such items is now incorporated in the Company’s operating lease asset.

(e)	Charges incurred related to closing and relocating stores in the ordinary course of business.

(f)	Represents non-cash charges related to stock options.

(g)	Principally represents shares of Kazzam awarded to Ampology as compensation for Ampology’s services. See the 2018 Form 10-K for further discussion.

(h)	Primarily represents start-up costs for Kazzam (see the 2018 Form 10-K for further discussion) and third-party costs related to acquisitions (principally legal and diligence expenses).

(i)	Non-recurring consulting charges related to the Company’s retail operations.

(j)	During 2018, the Company amended its credit facilities. In conjunction with the amendments, the Company
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

(k)	Non-cash charges for restricted stock units that vest based on service conditions.

(l)	Non-cash charges for restricted stock units that vest based on performance conditions.

(m)	During June 2019, the Company reported a $58,381 gain from the sale and leaseback of its main distribution center in Chester, New York and its metallic balloons manufacturing facility in Eden Prairie, Minnesota. The aggregate sale price for the three properties was $128,000. Simultaneous with the sale, the Company entered into twenty-year leases for each of the facilities.

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
We expect that cash generated from operating activities and availability under our credit agreements will be our principal sources of liquidity. Based on our current level of operations, we believe that these sources will be adequate to meet our liquidity needs for at least the next twelve months. We cannot provide assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the ABL Facility and the Term Loan Credit Agreement in amounts sufficient to enable us to repay our indebtedness or to fund our other liquidity needs.
Cash Flow
Net cash used in operating activities totaled $182.3 million and $86.2 million during the nine months ended September 30, 2019 and 2018, respectively. The variance principally reflects the net loss from operations for the nine months ended September 30, 2019 compared to the net income for the nine month ended September 30, 2018. Net cash flows used in operating activities before changes in operating assets and liabilities were $23.2 million during the first nine months of 2019, compared to positive cash flows of $101.2 million during the corresponding period of 2018. Changes in operating assets and liabilities during the first nine months of 2019 and 2018 resulted in the use of cash of $159.1 million and $187.4 million, respectively.
Net cash provided by investing activities totaled $58.6 million during the nine months ended September 30, 2019, as compared to $129.3 million used during the nine months ended September 30, 2018. During September 2019, the Company sold and leased back its main distribution center in Chester, New York and its metallic balloons manufacturing facility in Eden Prairie, Minnesota. The net sale price for the properties is included in “Proceeds from disposal of property and equipment” in the Company’s condensed consolidated statement of cash flows. See Note 5 to the Company’s consolidated financial statements for further detail. Capital expenditures during the nine months ended September 30, 2019 and 2018 were $45.8 million and $65.5 million, respectively. Retail capital expenditures totaled $25.8 million during 2019. Wholesale capital expenditures during 2019 totaled $20.0 million.
Net cash provided by financing activities was $97.8 million during the nine months ended September 30, 2019 and $210.1 million during the first nine months of 2018. The variance was principally due to less of a need to borrow funds during 2019 due to proceeds from the sale of certain properties (see above).
As of September 30, 2019, the Company had approximately $152 million of availability under the ABL Facility, after considering borrowing base restrictions.
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
During the third quarter of 2019, the Company identified an impairment indicator associated with its market capitalization and performed an interim impairment test on the goodwill at its retail and wholesale reporting units. As a result, the Company recorded a $259.1 million goodwill impairment charge. See footnote 4 to the condensed consolidated financial statements for further discussion. Should actual results differ from certain key assumptions used in the interim impairment test, including revenue and EBITDA growth, which are both impacted by economic conditions, or should other key assumptions change, including discount rates and market multiples, in subsequent periods the Company could record additional impairment charges for the goodwill of such reporting units.
Contractual Obligations
Other than as described above under “Liquidity and Capital Resources”, there were no material changes to our future minimum contractual obligations as of December 31, 2018 as previously disclosed in our Annual Report on Form
10-K
for the year ended December 31, 2018.
Off Balance Sheet Arrangements
We had no
off-balance
sheet arrangements during the nine months ended September 30, 2019 and the year ended December 31, 2018.
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
•	our ability to compete effectively in a competitive industry;

•	fluctuations in commodity prices;

•	helium shortages;

•	our ability to appropriately respond to changing merchandise trends and consumer preferences;

•	successful implementation of our store growth strategy;

•	decreases in our Halloween sales;

•	unexpected or unfavorable consumer responses to our promotional or merchandising programs;

•	failure to comply with existing or future laws relating to our marketing programs, e-commerce initiatives and the use of consumer information;

•	disruption to the transportation system or increases in transportation costs;

•	product recalls or product liability;

•	economic slowdown affecting consumer spending and general economic conditions;

•	loss or actions of third-party vendors and loss of the right to use licensed material;

•	disruptions at our manufacturing facilities;

•	failure by suppliers or third-party manufacturers to follow acceptable labor practices or to comply with other applicable laws and guidelines;

•	our international operations subjecting us to additional risks;

•	potential litigation and claims;

•	lack of available additional capital;

•	our inability to retain or hire key personnel;

•	risks associated with leasing substantial amounts of space;

•	failure of existing franchisees to conduct their business in accordance with agreed upon standards;

•	adequacy of our information systems, order fulfillment and distribution facilities;

•	our ability to adequately maintain the security of our electronic and other confidential information;

•	our inability to successfully identify and integrate acquisitions;

•	adequacy of our intellectual property rights;

•	risks related to our substantial indebtedness; and

•	the other factors set forth under “Risk Factors” in our Annual Report on Form 10-K, filed with the SEC on February 28, 2019.

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
and
15d-15(e)
under the Exchange Act of 1934, as amended (the “Act”)) as of September 30, 2019. Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is: (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.
There were no changes in our internal control over financial reporting (as defined in Rules
 13a-15(f)
and
15d-15(f)
under the Act) during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART
II-OTHER
INFORMATION
Item 1. Legal Proceedings
Information in response to this Item is incorporated herein by reference from Note 11, Commitments and Contingencies, to our Condensed Consolidated Financial Statements in this Quarterly Report on Form
10-Q.
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

10.1
Purchase and Sale Agreement, dated June 28, 2019, by and between Spirit Realty, L.P. and Amscan Inc., Anagram Eden Prairie Property Holdings LLC, and Amscan NM Land, LLC (incorporated by reference to Exhibit 10.1 to Party City Holdco Inc.’s Form 8-K dated July 3, 2019)

10.2
Master Lease Agreement, dated June 28, 2019, by and between Spirit Realty, L.P. and Party City Holdings, Inc. (incorporated by reference to Exhibit 10.2 to Party City Holdco Inc.’s Form 8-K dated July 3, 2019)

10.3
Third Amendment to Term Loan Credit Agreement, dated as of June 28, 2019, by and among Party City Holdings Inc., Party City Corporation, PC Intermediate Holdings, Inc., Deutsche Bank AG New York Branch, as Administrative Agent, and each of the Lenders party thereto (incorporated by reference to Exhibit 10.3 to Party City Holdco Inc.’s Form 8-K dated June 28, 2019)

10.4
Fourth Amendment to ABL Credit Agreement, dated as of June 28, 2019, by and among Party City Holdings Inc., Party City Corporation, PC Intermediate Holdings, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, and each of the Lenders party thereto (incorporated by reference to Exhibit 10.4 to Party City Holdco Inc.’s Form 8-K dated June 28, 2019)

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

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Management contract of compensatory plan or arrangement
*	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form
 10-Q
to be signed on its behalf by the undersigned thereunto duly authorized.

PARTY CITY HOLDCO INC.

By:	/s/ Michael A. Correale
Michael A. Correale
Interim Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)

Date: November 12, 2019

40