Form 10-K
period 2019-12-31
Party City Holdco Inc.
filed 2020-03-12
CIK 1592058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
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
(914)
 345-2020
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock $0.01 par value	PRTY	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes

☐
    No
☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    Yes
☐
    No
☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes
☒
    No
☐
Indicate by a check mark whether the registrant has submitted electronically and posted on its corporate website every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
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
of the Exchange Act).    Yes
☐
    No
☒
The aggregate market value of common stock held by
non-affiliates
as of June 30, 2019 was $428,960,763. As of February 28, 2020, there were 94,491,352 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2020 annual meeting of stockholders, to be held on June 11, 2020, are incorporated by reference in Part III.

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
We are the leading party goods company by revenue in North America and, we believe, the largest vertically integrated supplier of decorated party goods globally by revenue. The Company is a popular one-stop
shopping destination for party supplies, balloons, and costumes. In addition to being a great retail brand, the Company is a global, world-class organization that combines state-of-the-art
manufacturing and sourcing operations, and sophisticated wholesale operations complemented by a multi-channel retailing strategy and
e-commerce
retail operations. The Company is a leading player in its category and vertically integrated in its breadth and depth. The Company designs, manufactures, sources and distributes party goods, including paper and plastic tableware, metallic and latex balloons, Halloween and other costumes, accessories, novelties, gifts and stationery throughout the world. The Company’s retail operations include approximately 875 specialty retail party supply stores

(including franchise stores) throughout the United States and Mexico operating under the names Party City and Halloween City, and
e-commerce
websites, including through the domain name PartyCity.com and others.
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
The 2005 combination of Amscan, which focused on the wholesale market, and Party City, which focused on the retail market, represented an important step in our evolution. Since the acquisition of Party City, we have steadily increased the selection of Amscan merchandise offered in our Party City stores from approximately 25% in 2005 to approximately 80% in 2019, additionally allowing us to capture multiple levels of gross margin on a significant portion of our retail sales. During 2019, 80% of the product that was sold by our retail operations was supplied by our wholesale operations with 24% of the product self-manufactured and 56% procured externally.
Industry Overview
We operate in the broadly defined retail party goods industry, which includes a $9 billion Halloween market. The party goods industry includes decorative paper and plastic tableware, costumes, decorations, accessories and balloons, all of which are supported by a range of suppliers from commodity paper goods producers to party goods manufacturers.
The retail landscape for decorated party goods is comprised primarily of party superstores, mass merchants,
e-commerce
merchandisers, craft stores, grocery retailers, and dollar stores. The party superstore is a preferred destination for party goods shoppers, similar to the dominance of specialty retailers in other categories such as home improvement. This is typically due to the superstore chain’s ability to offer a wider variety of merchandise at more compelling prices in a convenient setting as well as the knowledgeable staff often found at superstores. Other retailers that cater to the party goods market typically offer a limited assortment of party supplies and seasonal items. Mass and
e-commerce
retailers tend to focus primarily on juvenile and seasonal party goods, greeting cards and gift wrap. Mass and
e-commerce
retailers also maintain a significant share of the market for packaged Halloween costumes. Craft stores tend to focus on decorations and seasonal merchandise; and dollar stores on general and seasonal party goods items.
Sales of party goods are fueled by everyday events such as birthdays, baby showers, weddings and anniversaries, as well as seasonal events such as holidays and other special occasions. As a result of numerous and diverse occasions, the U.S. party goods market enjoys broad demographic appeal.
Segments
We have two reporting segments: Retail and Wholesale. In 2019, we generated 74.6% of our total revenues from our retail segment and 25.4% of our total revenues from our wholesale segment.
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
e-commerce
merchandisers.

Financial information about our industry segments and geographic segments is provided in Note 19, Segment Information, to our consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data,” in this Annual Report on Form
10-K.
Retail Operations
Overview
After opening its first company-owned store in 1986, Party City has grown to become what we believe is the largest operator of owned and franchised party superstores by revenue in the United States. At the time of the combination of Party City and Amscan in 2005, Party City’s network consisted of 502 stores, including 254 franchised locations. The Party City network of stores has expanded since 2005 and is now approximately 875 superstore locations in the United States (inclusive of franchised stores). During the year ended December 31, 2019, the Company performed a comprehensive review of its store locations aimed at improving the overall productivity of such locations (“store optimization program”) and, after careful consideration and evaluation of the store locations, the Company made the decision to accelerate the optimization of its store portfolio with the closure of approximately 55 stores which are primarily located in close proximity to other Party City stores. These closings should provide the Company with capital flexibility to expand into underserved markets. On October 1, 2019, as part of the store optimization program, the Company sold its Canadian-based Party City stores to a Canadian-based retailer and entered into a
10-year
supply agreement under which the acquirer agreed to purchase product from the Company for such Party City stores, as well as the acquirer’s other stores.
The following table shows the change in our company-owned Party City store network over the past three years (with the Canadian-based stores reflected in the 100 closed stores):

	2019	2018	2017
Stores open at beginning of year	866	803	750
Stores opened	5	15	16
Stores acquired from franchisees/others	6	58	44
Stores closed and sold	(100)	(10)	(7)

Stores open at end of year	777	866	803

E-commerce
Our websites, including PartyCity.com, offer a convenient, user-friendly and secure online shopping option for our customers. In addition to the ability to order products, our websites provide a substantial amount of content about our party products, party planning ideas and promotional offers. The websites are also one of our key marketing vehicles, specifically as they relate to social media marketing initiatives.
Additionally, during 2019, the Company expanded its 2018 pilot program under which it sells a selection of its products via a Party City storefront on Amazon Marketplace.
Retail Advertising and Marketing
Our advertising focuses on promoting specific seasonal occasions and general party themes, with a strong emphasis on the breadth and depth of our products and our price-value proposition, with the goal of increasing customer traffic and further building our brand.
Competition at Retail
In our retail segment, our stores and
e-commerce
operations compete primarily on the basis of product assortment, customer convenience and value and, with regards to our stores, location and layout. Although we compete with a variety of smaller and larger retailers, including, but not limited to, independent party goods supply stores, specialty stores, dollar stores,
e-commerce
merchandisers, warehouse/merchandise clubs, drug stores, and mass merchants, we believe that, based on our revenues and strong brand awareness with our customers, we maintain a leading position in the party goods business by offering a wider breadth of merchandise than most competitors and a greater selection within merchandise classes, at a compelling value. We are one of only a few vertically integrated suppliers of decorated party goods. While some of our competitors in our markets may have greater financial resources, we believe that our significant buying power, which results from the size of our retail store network and the breadth of our assortment, is an important competitive advantage. Many of our retail competitors are also customers of our wholesale business.
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

	2019	2018	2017
Stores open at beginning of year	96	148	184
Stores opened/acquired by existing franchisees	2	1	3
Stores sold to the Company	—	(50)	(36)
Stores closed or converted to independent stores	—	(3)	(3)

Stores open at end of year	98	96	148

We are not currently marketing, nor do we plan to market, new franchise territories in the United States. During 2015, the Company entered into an agreement with a subsidiary of Grupo Oprimax to franchise the Party City concept throughout Mexico. Under the terms of the agreement, Grupo Oprimax has the opportunity to exclusively open and operate Party City stores in Mexico based on satisfaction of certain conditions.
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
Current franchise agreements provide for an assigned area or territory that typically equals a three or four-mile radius from the franchisee’s store location and the right to use the Party City
®
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
The table below shows the breakdown of our total wholesale sales by channel for the year ended December 31, 2019:

Channel	Sales
(dollars in millions)
Owned stores and e-commerce	$643
Party City franchised stores and other domestic retailers	242
Domestic balloon distributors/retailers	78
International balloon distributors	23
Other international	254

Total wholesale sales	$1,240

Product Lines
The following table sets forth the principal products we distribute by product category, and the corresponding percentage of revenue that each category represents:
Wholesale Sales by Product for the Year Ended
December 31, 2019

Category	Items	% of Sales
Tableware	Plastic Plates, Paper Plates, Plastic Cups, Paper Cups, Paper Napkins, Plastic Cutlery, Table Covers	26%
Costumes & Accessories	Costumes, Other Wearables, Wigs	26%
Decorations	Latex Balloons, Piñatas, Crepes, Flags & Banners, Decorative Tissues, Stickers and Confetti, Scene Setters, Garland, Centerpieces	22%
Metallic Balloons	Bouquets, Standard 18 Inch Sing-A-Tune, SuperShapes, Weights	15%
Favors, Stationery & Other	Party Favors, Gift Bags, Gift Wrap, Invitations, Bows, Stationery	11%

Our product line spans a wide variety of ways to celebrate everyday events including from birthdays to theme parties to sporting events. Additionally, we offer seasonal product throughout the year to decorate and dress-up
for holidays such as Halloween, New Year’s Eve and Mardi Gras. Our product offering is designed to provide everything needed to throw an amazing event and capture life’s special moments including a wide range of decór, tabletop, balloons & wearable product formats for the following occasions and more:
Current Product Offering

Everyday	Seasonal
Birthdays: Juvenile, General & Milestone	New Year’s
Bridal: Engagement, Shower & Wedding	Valentine’s Day
Variety of Religious holidays & Occasions	St. Patrick’s Day
Baby Shower & Gender Reveal	Easter
General Entertaining, Cocktail & Special Events	Mardi Gras
Themes: Casino, Tea Party, Retirement, Hollywood,	Cinco de Mayo
Decades, Fiesta, Luau, Masquerade & Sports	Graduation
Favors, Wearables & Novelties for all occasions	Summer & Patriotic
Fall
Thanksgiving
Halloween
Hanukkah
Christmas
Wholesale Manufactured Products
We manufacture items representing approximately 42% of our net sales at wholesale (including sales to our retail operations). Generally, our manufacturing facilities are highly automated and produce paper and plastic plates and cups, paper napkins, metallic and latex balloons, injection molded product, costumes, pinatas and other party and novelty items at globally competitive costs.
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
The table below summarizes our principal manufacturing facilities:

Location	Principal Products	Approximate Square Feet
Monterrey, Mexico	Stickers, gift wrap, bags and invites	355,500
Newburgh, New York	Paper napkins and paper cups	248,000
East Providence, Rhode Island	Plastic plates, cups and bowls	229,230(1)
Louisville, Kentucky	Paper plates	213,958
Tijuana, Mexico	Piñatas and other party products	135,000
Eden Prairie, Minnesota	Metallic balloons and accessories	115,600
Melaka, Malaysia	Latex balloons	100,000
Los Lunas, New Mexico	Injection molded plastics	85,055
Antananarivo, Madagascar	Costumes	41,000

(1)	The square footage represents an industrial park, which includes a 48,455 square foot office and warehouse.
Complementing our manufacturing facilities, we have a diverse global network of third-party suppliers that supports our strategy of consistently offering a broad selection of high quality, innovative and competitively priced product. We have relationships that exceed twenty years with many of our vendors and often represent a significant portion of their overall business. They generally produce items designed by and created for us, are located in Asia, and are managed by our sourcing office in Hong Kong. We actively work with our third-party suppliers to ensure product cost, quality and safety.

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
Our main distribution facility for domestic party customers is located in Chester, New York, with nearly 900,000 square feet under one roof. This state-of-the-art
facility serves as the main point of distribution for our Amscan-branded products and utilizes a paperless, pick-by-light
system, a
Goods-To-Person
(OSR) picking system, offering superior inventory management and turnaround times as short as 48 hours.
We also utilize a bypass system which allows us to ship products directly from selected third-party suppliers to our company-owned and franchised stores, thus bypassing our distribution facilities. In addition to lowering our distribution costs, this bypass system enhances our warehouse capacity.
The distribution center for our main retail
e-commerce
platform is located in Naperville, Illinois. We also have other distribution centers in the U.K., Germany and Mexico in order to support our international customers.
Wholesale Customers
We have a diverse third-party customer base at wholesale. During 2019, no individual third-party customer accounted for more than 10% of our total third-party sales at wholesale.
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

Information Systems
We continually evaluate and upgrade our information systems to enhance the quantity, quality and timeliness of information available to management and to improve the efficiency of our manufacturing and distribution facilities, as well as our service at the store level. We have implemented merchandise replenishment software to complement our distribution, planning and allocation processes. The system enhances the store replenishment function by improving in-stock
positions, leveraging our distribution infrastructure and allowing us to become more effective in our use of store labor. We have implemented a Point of Sale system and upgraded merchandising systems to standardize technology across all of our domestic retail temporary and permanent superstores.
Employees
As of December 31, 2019, the Company had approximately 10,400 full-time employees and 7,900 part-time employees, none of whom is covered by a collective bargaining agreement. We consider our relationship with our employees to be good.
Intellectual Property
We own the copyrights in the designs we create and use on our products and various trademarks and service marks used on or in connection with our products. It is our practice to register our copyrights with the United States Copyright Office and our trademarks and service marks with the United States Patent and Trademark Office, or with other foreign jurisdictions, to the extent we deem necessary. In addition, we rely on unregistered common law trademark rights and unregistered copyrights under applicable U.S. law to distinguish and/or protect our products, services and branding. We do not believe that the loss of copyrights or trademarks with respect to any particular product or products would have a material adverse effect on our business. We hold numerous intellectual property licenses from third parties, allowing us to use various third-party cartoon and other characters and designs on our products, and the images on our metallic balloons and costumes are principally covered by these licenses. None of these licenses is individually material to our aggregate business. We also own patents relating to display racks and balloon weights, none of which are individually material to our aggregate business.
We permit our franchisees to use a number of our trademarks and service marks, including Party City, The Discount Party Super Store, Party America, Oh, It’s On, Nobody has More Party for Less and Halloween City.
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
10-K,
Quarterly Reports on Form
10-Q,
Current Reports on Form
8-K,
and other information to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available through the investor relations section of our website at
www.partycity.com
or investor.partycity.com. Reports are available free of charge as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. The information contained on our website is not incorporated by reference into this Annual Report on Form
10-K.
The SEC maintains an Internet site that contains our reports, proxy and information statements, and other information that we file electronically with the SEC at www.sec.gov.

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
Although not used in the actual manufacture of our products, helium gas is currently used to inflate the majority of our metallic balloons and a portion of our latex balloons. We rely upon the exploration and refining of natural gas to ensure adequate supplies of helium as helium is a by-product
of the natural gas production process. Helium shortages can adversely impact the financial performance of our retail and wholesale operations.
During the middle of 2018, helium supplies tightened due to various factors. As a result, our balloon sales and gross margins were negatively impacted. In 2019 the negative impact of helium shortages was felt across the business on both the top and bottom line including a
210-basis
point headwind to third quarter brand comparable sales. Although, we are encouraged that our retail operations approached a 100%
in-stock
helium position at the end of 2019, helium supplies could be impacted in the future which could result in shortages that could have a material impact on our results.
Because we rely heavily on our own manufacturing operations and those of our suppliers, disruptions at manufacturing facilities could adversely affect our business, results of operations, cash flows and financial performance.
Any significant disruption in manufacturing facilities, in the United States or abroad, for any reason, including regulatory requirements, unstable labor relations, public health crises, including the occurrence of a contagious disease or illness, such as the flu or COVID-19, the loss of certifications, power interruptions, fires, hurricanes, war or other forces of nature, could disrupt our supply of products, adversely affecting our business, results of operations, cash flows and financial performance. For example, the recent spread of the COVID-19 and related quarantines and work and travel restrictions in China and other countries has disrupted, and may continue to disrupt, production for certain of our suppliers and our own manufacturing operations, and the extent to which these events will affect our results of operations and financial position remains uncertain. The occurrence of one or more natural disasters, or other disruptive geo-political
events, could also result in increases in fuel (or other energy) prices or a fuel shortage, the temporary or permanent closure of one or more of manufacturing or distribution centers, the temporary lack of an adequate work force in a market, the temporary or long-term disruption in the supply of products from some local and overseas suppliers, the temporary disruption in the transport of goods from overseas or delays in the delivery of goods to our distribution centers or stores or to third parties who purchase from us. If one or more of these events occurred, our revenues and profitability would be reduced.
A decrease in our Halloween sales could have a material adverse effect on our operating results for the year.
Our retail business realizes a significant portion of its revenues, net income and cash flows in September and October, principally due to Halloween sales. We believe that this general pattern will continue in the future. An economic downturn, or adverse weather, during this period could adversely affect us to a greater extent than at other times of the year. Any unanticipated decrease in demand for our products during the Halloween season could require us to maintain excess inventory or sell excess inventory at substantial markdowns, which could have a material adverse effect on our business, profitability, ability to repay any indebtedness and our brand image. In addition, our sales during the Halloween season could be affected by online competition, if we open fewer Halloween City stores, are not able to find sufficient and adequate lease space for our temporary Halloween City stores or if we are unable to hire qualified temporary personnel to adequately staff these stores and our distribution facility during the Halloween season, whether due to labor market conditions or a failure in our internal recruiting and staffing processes. Failure to have proper lease space and adequate personnel could hurt our business, financial condition and results of operations.
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
The costs of our key raw materials (paper, petroleum-based resin and cotton) fluctuate. In general, we absorb movements in raw material costs that we consider temporary or insignificant. However, cost increases that are considered other than temporary may require us to increase our prices to maintain our margins. Raw material prices may increase in the future and we may not be able to pass on these increases to our customers. A significant increase in the price of raw materials that we cannot pass on to customers could have a material adverse effect on our results of operations and financial performance. In addition, the interruption in supply of certain key raw materials essential to the manufacturing of our products may have an adverse impact on our and our suppliers’ abilities to manufacture the products necessary to maintain our existing customer relationships. As a result, significant changes in commodity prices, foreign currency exchange rates, the imposition of tariffs on imported products or interest rates, and effects from public health crises, including the occurrence of a contagious disease or illness, such as
COVID-19, could have a substantial adverse effect on our financial condition or results of operations.
We may not be able to successfully implement our business strategy.
Our ability to increase our sales depends on many factors including, among others, our ability to:
•	implement our path to becoming a party platform that is a technology-enabled, one-stop-shop that provides end-to-end services based on predicting customer needs and wants;

•	grow our e-commerce business;

•	implement new retail programs that could include but are not limited to loyalty rewards, new formats for existing stores, fewer skus and less inventory;

•	identify suitable store locations, including temporary lease space for our Halloween City location, the availability of which is largely outside of our control;

•	negotiate and secure acceptable lease terms, desired tenant allowances and assurances from operators and developers that they can complete the project, which depend in part on the financial resources of the operators and developers;

•	obtain or maintain adequate capital resources on acceptable terms;

•	manufacture and source sufficient levels of inventory at acceptable costs;

•	hire, train and retain an expanded workforce of store managers and other store-level personnel, many of whom are in entry-level or part-time positions with historically high rates of turnover;

•	successfully integrate new stores/e-commerce operations into our existing control structure and operations, including information system integration;

•	maintain adequate manufacturing and distribution facilities, information system and other operational system capabilities;

•	identify and satisfy the merchandise and other preferences of our customers in new geographic areas and markets;

•	gain brand recognition and acceptance in new markets; and

•	address competitive, merchandising, marketing, distribution and other challenges encountered in connection with expansion into new geographic areas and markets, including geographic restrictions on the opening of new stores/e-commerce
operations based on certain agreements with our franchisees and other business partners.

As we expand our
e-commerce
operations and, to the extent that any new store openings are in markets in which we have existing operations, we may experience reduced sales at existing stores. In addition, there can be no assurance that any newly opened stores or expanded
e-commerce
operations will achieve sales or profitability levels comparable to those of our existing operations in the time frame assumed by us. If our new operations fail to achieve, or are unable to sustain, acceptable net sales and profitability levels, our business may be materially harmed and we may incur significant costs associated with closing those operations. Our failure to effectively address challenges such as these could adversely affect our ability to successfully open and operate new operations in a timely and cost-effective manner, and could have a material adverse effect on our business, results of operations and financial condition.
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
For example, in 2018 California enacted the California Consumer Privacy Act (“CCPA”), which broadly regulates the sale of the consumer information of California residents and grants California residents certain rights to, among other things, access and delete data about them in certain circumstances. CCPA went into effect on January 1, 2020, and compliance with the CCPA may increase the cost to us of operating in California. Other states are considering similar proposals. Such attempts by the states to regulate have the potential to create a patchwork of differing and/or conflicting state regulations.
Disruption to the transportation system or increases in transportation costs may negatively affect our operating results.
We rely upon various means of transportation, including shipments by air, sea, rail and truck, to deliver products to our distribution centers from vendors and manufacturers and from other distribution centers to our stores, as well as for direct shipments from vendors to stores and sales to third-party customers. Independent third parties with whom we conduct business may employ personnel represented by labor unions. Labor stoppages, shortages or capacity constraints in the transportation industry, disruptions to the national and international transportation infrastructure, public health crises, fuel shortages or transportation cost increases could adversely affect our business, results of operations, cash flows and financial performance. In particular, if the current COVID-19 outbreak continues and results in a prolonged period of travel restrictions, we could experience global supply disruptions. If we experience supply disruptions, we may not be able to develop alternate sourcing quickly, which could adversely affect our operations.
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
In general, our retail sales, and the retail sales of our business partners to whom we sell, represent discretionary spending by our customers and our business partners’ customers. Discretionary spending is affected by many factors, such as general business conditions, interest rates, availability of consumer credit, unemployment levels, taxation, weather, hurricanes, public health crises, including the occurrence of a contagious disease or illness, such as the flu or COVID-19, and consumer confidence in future economic conditions. Our customers’ purchases and our business partners’ customers’ purchases of discretionary items, including our products, often decline during periods when disposable income is lower or during periods of actual or perceived unfavorable economic conditions or as a result of geopolitical events or widespread health emergencies. Geopolitical events, such as the threat of terrorism or cyber-attacks, and widespread health emergencies, such as COVID-19 or other pandemics or epidemics, could cause people to avoid our stores or decide not to host or attend gatherings or other events. If this occurs, our revenues and profitability will decline. In addition, economic downturns may make it difficult for us to accurately forecast future demand trends, which could cause us to purchase excess inventories, resulting in increases in our inventory carrying cost, or insufficient inventories, resulting in our inability to satisfy our customer demand and potential loss of market share.
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
We are subject to federal, state and local regulations with respect to our operations in the United States. Additionally, we are subject to regulations in the foreign countries in which we operate and such regulations are increasingly distinct from those in the United States. Further, we may be subject to greater international regulation if we expand our business internationally. There are a number of legislative and regulatory initiatives that could adversely impact our business if they are enacted or enforced. Those initiatives include increased or new tariffs on imported products, wage or workforce issues (such as minimum-wage requirements, overtime and other working conditions and citizenship requirements), collective bargaining matters, environmental regulation, price and promotion regulation, trade regulations, data and privacy protection and others.
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
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law. The Act resulted in an overall benefit to us because it reduced our marginal U.S. federal income rate to 21%, effective January 1, 2018, and generally allows us to immediately deduct 100% of the cost of tangible, depreciable property that we acquire and place into service on or before January 1, 2023 for federal income tax purposes.
Certain aspects of the Act, however, could negatively affect us. For example, under the Act, we will generally not be able to deduct our business interest expense to the extent that it exceeds 30% of our Adjusted Taxable Income for our 2018 through 2021 tax years or 30% of our EBIT thereafter. However, such non-deductible
interest will be available for an indefinite carryforward.

Additionally, under the Act, we will be subject to a tax on global intangible low-taxed
income and are required to pay a
one-time
transition tax on the previously untaxed deferred foreign earnings that our foreign subsidiaries have accrued since 1986 at a rate of 15.5% for cash and cash-equivalent profits and 8% on other reinvested foreign earnings (the “Transition Tax”). We have elected to pay this Transition Tax over eight annual installments without interest.
Our international operations subject us to additional risks, which risks and related costs may differ in each country in which we do business and may cause our profitability to decline.
We conduct our business in a number of foreign countries, including contracting with manufacturers and suppliers located outside of the United States, many of which are located in Asia. We have expanded our international operations through numerous acquisitions and we plan to continue our expansion through additional acquisitions, investments in joint ventures and organic growth. Our operations and financial condition may be adversely affected if the markets in which we compete or source our products are affected by changes in political, economic or other factors. These factors, over which we have no control, may include:
•	recessionary or expansive trends in international markets;
•	changes in foreign currency exchange rates, principally fluctuations in the British Pound Sterling, the Canadian Dollar, the Euro, the Malaysian Ringgit, the Mexican Peso and the Australian Dollar;
•	hyperinflation or deflation in the foreign countries in which we operate;
•	work stoppages or other employee rights issues;
•	the imposition of restrictions on currency conversion or the transfer of funds;
•	transportation delays and interruptions;
•	increases in the taxes we pay and other changes in applicable tax laws;
•	difficulty enforcing our intellectual property and competition against counterfeit goods;
•	public health crises, including the occurrence of a contagious disease or illness such as the COVID-19 outbreak;
•	legal and regulatory changes and the burdens and costs of our compliance with a variety of laws, including new or additional trade restrictions, tariffs and changes in environmental regulations; and
•	political and economic instability.

We face risks arising from the results of the public referendum held in United Kingdom and its membership in the European Union.
We have wholesale and ecommerce retail operations located in the United Kingdom (the “UK”). On June 23, 2016, the UK held a referendum in which voters approved an exit from the European Union (“EU”), commonly referred to as “Brexit.” The withdrawal of the UK from the EU took effect on January 31, 2020, and the UK is now in a period of transition until the end of 2020. The transition period maintains all existing trading arrangements.
The ongoing developments following from the UK’s public referendum vote to exit from the EU could cause disruptions to and create uncertainty surrounding our business in the UK. Negotiations have commenced to determine the terms of the UK’s future relationship with the EU, including the terms of trade between the UK and the EU. The effects of Brexit will depend upon any agreements the UK makes to retain access to EU markets. The measures could potentially adversely change tax benefits or liabilities in these or other jurisdictions and could disrupt some of the markets and jurisdictions in which we operate. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. In addition, the announcement of Brexit has caused significant volatility in global stock markets and currency exchange rate fluctuations and the Brexit negotiations may continue to cause significant volatility. The progress and outcomes of Brexit negotiations also may create global economic uncertainty. Any of these effects of Brexit, among others, could materially adversely affect our business, financial condition, and results of operations.
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
The Company has adopted a mitigation strategy that includes price increases, product re-engineering,
transitioning product out of China, renegotiating pricing with Chinese vendors or encouraging them to move to other countries. As a result of this strategy, as well as the elimination of Lists 4a and 4b from the tariffs on China, recent tariffs have not had a material impact on the Company’s operating results. However, to the extent that significant additional tariffs are imposed, depending on the extent of such tariffs, they could have a material impact on our operating results in the future.
In response to the U.S. government’s actions, certain foreign governments have imposed retaliatory tariffs on goods that their countries import from the United States. Changes in U.S. trade policy could result in one or more foreign governments adopting responsive trade policies that, depending on the scope of the policies, could make it more difficult or costly for us to do business in those countries.
We cannot predict the extent to which the United States or other countries will impose quotas, duties, tariffs, taxes or other similar restrictions upon the import or export of our products in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the U.S. economy, which in turn could have a material adverse effect on our business, operating results and financial condition.
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
The success of our business depends, to a large extent, on the continued service of our senior management team and the ability to integrate new senior management. We may not be able to adequately mitigate the negative impact on our business and competitive position that a change of senior leadership could have, as we may not be able to find management personnel internally or externally with similar experience and industry knowledge to replace the individual on a timely basis. We do not maintain key life insurance on any of our senior officers.
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

In the event that the operations of an acquired business do not meet our performance expectations, we have in the past and may in the future restructure the acquired business or write-off
the value of some or all of the assets of the acquired business.
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
As of December 31, 2019, we had total indebtedness of $1,704.9 million, net of deferred financing costs, capitalized call premiums and original issue discounts. Additionally, we had $355.9 million of borrowing capacity available under our asset-based revolving credit facility (“ABL Facility”, collectively with our senior secured term loan facility, the “Senior Credit Facilities”).
As of December 31, 2019, we had outstanding approximately $845.7 million in aggregate principal amount of indebtedness under the Senior Credit Facilities, net of deferred financing costs, capitalized call premiums and original issue discounts. Such indebtedness bears interest at a floating rate.
We also have, and will continue to have, significant lease obligations. As of December 31, 2019, our minimum aggregate rental obligation under operating leases for fiscal 2020 through 2024 totaled $782.0 million. See Note 26 to the consolidated financial statements in Item 8 for further discussion.
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
The transition away from LIBOR may adversely affect our cost to obtain financing.
On July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. As a result, LIBOR may be discontinued. While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, the Alternative Reference Rates Committee, a steering committee comprised of U.S. financial market participants, selected and the Federal Reserve Bank of New York started in May 2018 to publish the Secured Overnight Finance Rate (“SOFR”) as an alternative to LIBOR. SOFR is a broad measure of the cost of borrowing cash in the overnight U.S. treasury repo market. At this time, it is not possible to predict whether the SOFR or another reference rate will become an accepted alternative to LIBOR. The manner and impact of this transition may materially adversely affect the trading market for LIBOR-based loans, including our Term Loan Credit Agreement, as well as the applicable interest rate on and the amount of interest paid on our current or future debt obligations, including our Senior Credit Facilities.
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
Sales of substantial amounts of our common stock in the public market in future offerings, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future, at a time and price that we deem appropriate. In addition, the additional sale of our common stock by our officers, directors or significant shareholders in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline.
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
To the extent that any of us, our executive officers or our directors sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly.
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
2
/
3
% of our outstanding shares of capital stock entitled to vote at an election of directors to adopt, amend or repeal our bylaws, or amend or repeal certain provisions of our amended and restated certificate of incorporation;

•	limitations on the ability of stockholders to call special meetings and take action by written consent; and

•	provisions that reproduce much of the provisions that limit the ability of “interested stockholders” from engaging in specified business combinations with us absent prior approval of the board of directors or holders of 66
2
/
3
% of our voting stock.

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

The Company maintains the following facilities for its corporate and retail headquarters and to conduct its principal design, manufacturing and distribution operations:

Location	Principal Activity	Square Feet	Owned or Leased (With Expiration Date)
Elmsford, New York	Executive and other corporate offices, showrooms, design and art production for party products	146,346 square feet	Leased(1)
Rockaway, New Jersey	Retail corporate offices	106,000 square feet	Leased (expiration date: July 31, 2022)
Antananarivo, Madagascar	Manufacture of costumes	41,000 square feet	Leased (expiration date: December 31, 2023)
Dallas, Texas	Manufacture/personalization of cups and napkins	54,413 square feet	Leased (expiration date: October 31, 2022)
East Providence, Rhode Island	Manufacture and distribution of plastic plates, cups and bowls	229,230 square feet(2)	Leased (expiration date: February 28, 2033)
Eden Prairie, Minnesota	Manufacture of metallic balloons and accessories	115,600 square feet	Leased (expiration date: June 30, 2039)
Los Lunas, New Mexico	Manufacture of injection molded plastics	85,055 square feet	Leased (expiration date: 6/30/2039)
Louisville, Kentucky	Manufacture and distribution of paper plates	213,958 square feet	Leased (expiration date: March 31, 2025)
Melaka, Malaysia	Manufacture and distribution of latex balloons	100,000 square feet	Leased (expiration date: January 31, 2020)
Monterrey, Mexico	Manufacture and distribution of party products	355,500 square feet	Leased (expiration date: March 3, 2027)
Newburgh, New York	Manufacture of paper napkins and cups	248,000 square feet	Leased (expiration date: July 31, 2027)
Tijuana, Mexico	Manufacture and distribution of party products	135,000 square feet	Leased(3)
Chester, New York	Distribution of party products	896,000 square feet	Leased (expiration date: June 30, 2039)
Edina, Minnesota	Distribution of metallic balloons and accessories	122,312 square feet	Leased (expiration date: March 31, 2021)
Kirchheim unter Teck, Germany	Distribution of party goods	215,000 square feet	Owned
Milton Keynes, Buckinghamshire, England	Distribution of party products throughout Europe	130,858 square feet	Leased (expiration date: December 31, 2022)
Naperville, Illinois	Distribution of party goods for e-commerce sales	440,343 square feet	Leased (expiration date: December 31, 2033)

(1)	Property is comprised of two buildings with various lease expiration dates through December 31, 2027.

(2)	This figure represents an industrial park, which includes a 48,455 square foot office and warehouse.

(3)	Property is comprised of two buildings with various lease expiration dates through March 31, 2022.

In addition to the facilities listed above, we maintain a smaller distribution facility in the United Kingdom, smaller manufacturing facilities in Minnesota, small administrative offices in California, Australia, and the United Kingdom, and sourcing offices in China, Hong Kong, India, Indonesia and Vietnam. We also maintain warehouses in Colorado, Florida, Georgia, Michigan, Minnesota, New Jersey and New York and showrooms in Georgia, Nevada, and the United Kingdom.
As of December 31, 2019, Company-owned and franchised permanent stores were located in the following states and Puerto Rico:

State	Company-owned	Franchise	Chain-wide
Alabama	9	—	9
Arizona	16	—	16
Arkansas	—	3	3
California	97	17	114
Colorado	14	—	14
Connecticut	13	—	13
Delaware	1	1	2
Florida	64	7	71
Georgia	30	1	31
Illinois	45	—	45
Indiana	20	—	20
Iowa	9	—	9
Kansas	7	—	7
Kentucky	9	—	9
Louisiana	12	—	12
Maine	3	—	3
Maryland	22	1	23
Massachusetts	21	—	21
Michigan	26	—	26
Minnesota	15	—	15
Mississippi	1	2	3
Missouri	18	1	19
Montana	—	1	1
Nebraska	3	—	3
Nevada	6	—	6
New Hampshire	5	—	5
New Jersey	26	2	28
New Mexico	3	—	3
New York	51	11	62
North Carolina	14	5	19
North Dakota	4	—	4
Ohio	29	—	29
Oklahoma	11	—	11
Oregon	1	1	2
Pennsylvania	29	1	30
Puerto Rico	—	5	5
Rhode Island	2	—	2

State	Company-owned	Franchise	Chain-wide
South Carolina	9	1	10
Tennessee	9	7	16
Texas	74	14	88
Vermont	1	—	1
Virginia	14	8	22
Washington	18	1	19
West Virginia	4	—	4
Wisconsin	12	—	12

Total	777	90	867

Additionally, at December 31, 2019, there were eight franchise stores in Mexico.
In 2019, we operated 249 temporary stores in the U.S., principally under the Halloween City banner, and approximately 25 temporary stores in the U.K. and Ireland. We operate such stores under short-term leases with terms of approximately four to six months.
We lease the property for all of our company-operated stores, which generally range in size from 10,000 square feet to 15,000 square feet. We do not believe that any individual store property is material to our financial condition or results of operations. Of the leases for the company-owned stores at December 31, 2019, 38 expire in 2020, 79 expire in 2021, 91 expire in 2022, 135 expire in 2023, 101 expire in 2024 and the balance expire in 2025 or thereafter. We have options to extend many of these leases for a minimum of five years.
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

From time to time, we are subject to various legal proceedings and claims that arise in the ordinary course of our business activities. The Company does not believe that any pending proceedings of which it is aware will result, individually or in the aggregate, in a material adverse effect upon its financial condition or future results of operations.
Item 4.	Mine Safety Disclosures

Not applicable.

PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed on the NYSE under the symbol “PRTY”.
As of the close of business on February 28, 2020, there were 34 holders of record of the Company’s common stock, which does not reflect those shares held beneficially or those shares held in “street” name. Accordingly, the number of beneficial owners of our common stock exceeds this number.
Dividend Policy
Most of the Company’s indebtedness contains restrictions on the Company’s activities, including paying dividends on its capital stock and restricting dividends or other payments to the Company. See Note 12, Long-Term Obligations, of Item 8, “Financial Statements and Supplementary Data,” in this Annual Report on Form
 10-K
for further discussion. The Company currently intends to retain all of its future earnings, if any, to finance operations, development and growth of its business and repay indebtedness. Any future determination relating to our dividend policy will be made at the discretion of the Company’s board of directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions, future prospects, contractual restrictions and covenants and other factors that the board of directors may deem relevant.
Securities Authorized for Issuance Under Equity Compensation Plans

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted- average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	7,371,967	(1)	7.67	(1)	5,406,685
Equity compensation plans not approved by security holders	596,000		15.60		254,000

Total	7,967,967		8.27		5,660,685

(1)	Column (a) includes 6,318,717 outstanding stock options and 1,053,250 restricted stock units. The restricted stock units amount assumes that the maximum number of shares ultimately vest for awards that are performance-based. Additionally, the stock options amount assumes that all performance-based stock options vest. The weighted-average exercise price in column (b) takes into account the restricted stock units, which have no exercise price. The weighted average exercise price solely with respect to stock options outstanding under the approved plans is $8.95.

Stock Performance Graph
The line graph below compares the cumulative total stockholder return on the Company’s common stock with the S&P 500 Index and the Dow Jones U.S. Specialty Retailers Index for the period from the completion of our initial public offering on April 16, 2015 through December 31, 2019. The graph assumes an investment of $100 made at the closing of trading on April 16, 2015 in (i) the Company’s common stock, (ii) the stocks comprising the S&P 500 Index and (iii) the stocks comprising the Dow Jones U.S. Specialty Retailers Index. All values assume reinvestment of the full amount of all dividends, if any, into additional shares of the same class of equity securities at the frequency with which dividends were paid on such securities during the applicable time period. The stock price performance included in the line graph below is not necessarily indicative of future stock price performance. The stock performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing by us under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate the graph by reference in such filing.

Item 6.	Selected Consolidated Financial Data

The following table sets forth selected historical consolidated financial data for the periods and as of the dates indicated below. Our selected historical consolidated financial data as of December 31, 2018 and December 31, 2019 and for the years ended December 31, 2017, December 31, 2018 and December 31, 2019 presented in this table has been derived from our historical audited consolidated financial statements included elsewhere in this Annual Report on Form
10-K.
Our selected historical consolidated financial data for the years ended December 31, 2015 and December 31, 2016 were derived from our audited consolidated financial statements that are not included in this Annual Report on Form
10-K.
The historical results presented below are not necessarily indicative of the results to be expected for any future period. The following information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our financial statements and the notes thereto contained in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form
 10-K.

	Fiscal Year Ended December 31,
	2015(1)	2016(2)	2017(3)	2018(4)	2019(5)
Income Statement Data:
Revenues:
Net sales(6)	$2,275,122	$2,266,386	$2,357,986	$2,416,442	$2,339,510
Royalties and franchise fees	19,411	17,005	13,583	11,073	9,279

Total revenues(6)	2,294,533	2,283,391	2,371,569	2,427,515	2,348,789
Expenses:
Cost of sales	1,370,884	1,350,387	1,395,279	1,435,358	1,500,633
Wholesale selling expenses	64,260	59,956	65,356	71,502	67,103
Retail operating expenses	401,039	408,583	415,167	425,996	440,395
Franchise expenses	14,394	15,213	14,957	13,214	13,152
General and administrative expenses	151,097	152,919	168,369	172,764	177,672
Art and development costs	20,640	22,249	23,331	23,388	23,203
Development stage expenses(7)	—	—	8,974	7,008	10,736
Gain on sale/leaseback transaction(11)(p)	—	—	—	—	(58,381)
Store impairment and restructuring charges	—	—	—	—	29,038
Goodwill and intangibles impairment(11)(r)	—	—	—	—	562,631

Income (loss) from operations	272,219	274,084	280,136	278,285	(417,393)
Interest expense, net	123,361	89,380	87,366	105,706	114,899
Other expense (income), net(8)	130,990	(2,010)	4,626	10,982	1,871

Income (loss) before income taxes	17,868	186,714	188,144	161,597	(534,163)
Income tax expense (benefit)(9)	7,409	69,237	(27,196)	38,778	(1,305)

Net income (loss)	10,459	117,477	215,340	122,819	(532,858)
Add: net income attributable to redeemable securities holder	—	—	—	409	—
Less: net loss attributable to noncontrolling interests	—	—	—	(31)	(363)

Net income (loss) attributable to common shareholders of Party City Holdco Inc.	$10,459	$117,477	$215,340	$123,259	$(532,495)

	Fiscal Year Ended December 31,
	2015(1)	2016(2)	2017(3)	2018(4)	2019(5)
Statement of Cash Flow Data:
Net cash provided by (used in)
Operating activities(10)	$80,385	$257,782	$267,883	$101,856	$43,693
Investing activities(10)	(100,136)	(113,733)	(141,645)	(150,907)	163,675
Financing activities(10)	18,941	(119,740)	(139,962)	56,170	(237,710)
Per Share Data:
Basic	$0.09	$0.98	$1.81	$1.28	$(5.71)
Diluted	$0.09	$0.98	$1.79	$1.27	$(5.71)
Weighted Average
Outstanding basic	111,917,168	119,381,842	118,589,421	96,133,144	93,295,692
Diluted	112,943,807	120,369,672	119,894,021	97,271,050	93,295,692
Cash dividend per common share	—	—	—	—	—
Other Financial Data:
Adjusted EBITDA(11)	$380,293	$390,049	$409,210	$400,116	$269,189
Adjusted net income(11)	$114,206	$138,277	$148,643	$156,842	$43,414
Adjusted net income per common share—diluted(11)	$1.01	$1.15	$1.24	$1.61	$0.46
Number of company-owned Party City stores	712	750	803	866	777
Capital expenditures	$78,825	$78,825	$66,970	$85,661	$61,733
Party City brand comp sales(12)	1.5%	(0.4)%	(0.7)%	(0.7)%	(3.0)%
Wholesale Share of shelf(13)	75.0%	76.6%	79.6%	78.9%	79.6%
Balance Sheet Data (at end of period):
Cash and cash equivalents	$42,919	$64,610	$54,291	$58,909	$34,917
Working capital(14)	382,788	387,565	194,632	312,398	199,203
Total assets(14)	3,292,403	3,393,978	3,454,756	3,642,347	3,595,319
Total debt(14)(15)	1,786,809	1,673,090	1,831,440	1,938,030	1,704,317
Redeemable common securities	—	—	3,590	3,351	3,351
Total equity(15)	913,017	1,016,789	968,790	1,043,621	529,721

(1)	The acquisitions of Travis Designs Limited (“Travis”) and Accurate Custom Injection Molding Inc. (“ACIM”) are included in the financial statements from their acquisition dates (first quarter 2015 and third quarter 2015, respectively).

(2)	The acquisitions of nineteen franchise stores and Festival S.A. are included in the financial statements from their acquisition dates during the first quarter of 2016.

(3)	The acquisitions of
thirty-six
franchise stores and Granmark S.A. de C.V. (“Granmark”) are included in the financial statements from their acquisition dates during the first quarter of 2017. The acquisition of Print Appeal, Inc. (“Print Appeal”) is included in the financial statements from its acquisition date during the third quarter of 2017.

(4)	The acquisitions of eleven franchise stores are included in the financial statements from their acquisition dates during the first quarter of 2018. Additionally, the acquisitions of thirty-seven franchise stores are included in the financial statements from their acquisition dates during the third quarter of 2018.

(5)	During the year ended December 31, 2019, the financial statements reflect store impairment and restructuring charges associated with the closure of approximately 55 stores. Refer to (11)(p)(r) for further detail regarding 2019 results.

(6)	In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” The pronouncement contains a five-step model which replaces most existing revenue recognition guidance. The Company adopted the standard on January 1, 2018 via a modified retrospective approach and recognized the cumulative effect of the adoption by reducing January 1, 2018 retained earnings by $0.1 million. See the Notes to Consolidated Financial Statements of Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further discussion.

(7)	During the first quarter of 2017, the Company and Ampology, a subsidiary of Trivergence, reached an agreement to form a new legal entity (Kazzam, LLC) for the purpose of designing, developing and launching an online exchange platform for party-related services. The website allows consumers to select, schedule and pay for various services (including entertainment, activities and food) all through a single portal. During 2017, 2018 and 2019, Kazzam incurred $9.0 million, $7.0 million and $11.0 million of start-up
expenses, respectively, which are recorded in development stage expenses in the Company’s consolidated statement of operations and comprehensive (loss) income.

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
(9)	On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law. The Act significantly changed U.S. tax law, including lowering the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018, and implementing a one-time
“deemed repatriation” tax on unremitted earnings accumulated in
non-U.S.
jurisdictions. During 2017 the Company recorded a provisional estimate of the impact of the Act, which included an income tax benefit of $91.0 million related to the remeasurement of its domestic deferred tax liabilities and deferred tax assets due to the lower U.S. corporate tax rate. Additionally, during 2017, the Company recorded an income tax expense of $1.1 million as its provisional estimate of the Transition Tax related to the deemed repatriation of unremitted earnings of foreign subsidiaries. During the fourth quarter of 2018, the Company finalized its assessment of the impact of the Act on the Company’s domestic deferred tax liabilities and deferred tax assets and recorded an additional income tax benefit of $2.0 million. Additionally, during such quarter, the Company finalized its assessment of the Transition Tax and recorded additional income tax expense of $0.2 million. See Note 17, Income Taxes, of Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further discussion.

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

	Fiscal Year Ended December 31,
	2015		2016		2017		2018		2019
Net income (loss)	$10,459		$117,477		$215,340		$122,819		$(532,858)
Interest expense, net	123,361		89,380		87,366		105,706		114,899
Income taxes	7,409		69,237		(27,196)		38,778		(1,305)
Depreciation and amortization	80,515		83,630		85,168		78,575		81,116

EBITDA	221,744		359,724		360,678		345,878		(338,148)
Non-cash purchase accounting adjustments	4,470		4,114		7,378		6,196		3,000
Management fee	31,627	(a)	—		—		—		—
Gain on sale/leaseback transaction	—		—		—		—		(58,381	)(p)
Store impairment and restructuring charges	852		—		—		—		58,778	(q)
Goodwill and intangibles impairment	—		—		—		—		562,631	(r)
Other restructuring, retention and severance	2,318		911		9,718	(b)	3,397	(b)	6,460	(b)
Refinancing charges	94,607	(c)	1,458		—		6,237	(c)	36
Deferred rent	13,407	(d)	18,835	(d)	7,287	(d)	5,351	(d)	(1,796	)(d)
Corporate development expenses	1,786	(e)	4,290	(e)	9,401	(e)	11,314	(e)	14,208	(e)
Foreign currency losses (gains)	3,691		(7,417)		466		24		421
Closed store expense	1,901	(f)	3,688	(f)	4,875	(f)	4,211	(f)	4,445	(f)
Stock option expense	3,042	(g)	3,853	(g)	5,309	(g)	1,744	(g)	1,319	(g)
Non-employee equity based compensation	—		—		3,033	(h)	81	(h)	515	(h)
Restricted stock units expense—time based	—		—		—		1,174	(i)	2,033	(i)
Undistributed loss (income) in equity method investments	562		314		(194)		(369)		(472)
Non-recurring consulting charges	—		—		—		12,514	(j)	—
Non-recurring legal settlements/costs	—		—		—		2,380	(k)	8,548	(k)
(Gain) loss on sale of assets	(2,660)		—		—		—		5,074	(t)
Hurricane-related costs	—		—		455		—		—
Change-of-control license premium	3,000		—		—		—		—
Other	(54)		279		804		(16)		518

Adjusted EBITDA	$380,293		$390,049		$409,210		$400,116		$269,189

	Fiscal Year Ended December 31,
	2015		2016		2017		2018		2019
Income (loss) before income taxes	$17,868		$186,714		$188,144		$161,597		$(534,163)
Intangible asset amortization	18,885	(l)	17,247	(l)	16,959	(l)	12,271	(l)	14,100	(l)
Non-cash purchase accounting adjustments	6,445		5,300		9,549		6,812		4,202
Amortization of deferred financing costs and original issuance discounts	40,516	(c)(m)	5,818	(m)	4,937	(m)	10,989	(c)(m)	4,722	(m)
Store impairment and restructuring charges	—		—		—		—		58,778	(q)
Goodwill and intangibles impairment	—		—		—		—		562,631	(r)
Management fee	31,627	(a)	—		—		—		—
Refinancing charges	65,338	(c)	725	(c)	—		—		36
Stock option expense	3,042	(g)	3,853	(g)	5,309	(g)	1,744	(g)	1,319	(g)
Non-employee equity based compensation	—		—		3,033		81	(h)	515	(h)
Non-recurring consulting charges	—		—		—		12,514	(j)	—
Restructuring	—		—		3,195	(b)	—		—
Other restructuring charges	—		—		3,918	(b)	809	(b)	3,211	(b)
Hurricane-related costs	—		—		455		—		—
Non-recurring legal settlements/costs	—		—		—		2,380	(k)	6,500
Impairment charges	852		—		—		—		—
(Gain) on sale of assets	(2,660)		—		—		—		—
(Gain) on sale-leaseback	—		—		—		—		(58,381	)(p)
(Gain) on sale of Canada retail assets	—		—		—		—		(2,873	)(s)
Change-of-control license premium	3,000		—		—		—		—

Adjusted income before income taxes	184,913		219,657		235,499		209,197		60,597
Adjusted income taxes	70,707	(n)	81,380	(n)	86,856	(n)(o)	52,355	(n)(o)	17,183	(n)

Adjusted net income	$114,206		$138,277		$148,643		$156,842		$43,414

Adjusted net income per common share—diluted	$1.01		$1.15		$1.24		$1.61		$0.46

(a)	In 2012, the Company entered into a management agreement with two of its investors under which the investors provided advice to the Company on, among other things, financing, operations, acquisitions and dispositions. Under the agreement, the investors were paid an annual management fee for such services. In connection with the Company’s initial public offering in April 2015, the management agreement was terminated and the Company paid the investors a termination fee. Such amount, $30.7 million, was recorded in other expense, net.

(b)	On March 15, 2017, the Company and its then Chairman of the Board of Directors, Gerald Rittenberg, entered into a Transition and Consulting Agreement under which Mr. Rittenberg’s employment as Executive Chairman of the Company terminated effective March 31, 2017. As a result of the agreement, the Company recorded a $3.9 million severance charge in general and administrative expenses during 2017. Such amount is included in “Other Restructuring, Retention and Severance” in the Adjusted EBITDA table above and in “Executive Severance” in the Adjusted Net Income table above. Additionally, during 2017, the Company recorded a $3.2 million severance charge related to a restructuring of its Retail segment. Such amount is included in “Other Restructuring, Retention and Severance” in the Adjusted EBITDA table above and in “Restructuring” in the Adjusted Net Income table above. Further, during 2018, the Company recorded $0.8 million of senior executive severance. Such amount is included in “Other Restructuring, Retention and Severance” in the Adjusted EBITDA table above and in “Executive Severance” in the Adjusted Net Income table above. Finally, the 2017 and 2018 “Other Restructuring, Retention and

Severance” amounts in the “Adjusted EBITDA” table above also include costs incurred while moving one of the Company’s domestic manufacturing facilities to a new location. For the year ended December 31, 2019, amounts expensed principally relate to executive severance and the write-off
of inventory for a section of the Company’s Party City stores that were restructured.

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

(e)	Principally represents third-party costs related to acquisitions (primarily legal expenses and diligence fees). Such costs are excluded from the definition of “Consolidated Adjusted EBITDA” that is utilized for certain covenants in the Company’s credit agreements. Additionally, 2017, 2018, and 2019 include start-up
costs for Kazzam (see Note 25, Kazzam LLC., of Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further discussion).

(f)	Principally charges incurred related to closing underperforming stores.

(g)	Represents non-cash charges related to stock options.

(h)	Principally represents shares of Kazzam awarded to Ampology as compensation for Ampology’s services. See Note 25, Kazzam LLC., of Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further discussion.

(i)	Non-cash charges for restricted stock units that vest based on service conditions.

(j)	Primarily non-recurring consulting charges related to the Company’s retail operations.

(k)	Non-recurring legal settlements/costs.

(l)	Represents the non-cash amortization of intangible assets.

(m)	Includes the
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

(o)	On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law. The Act significantly changed U.S. tax law, including lowering the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018, and implementing a one-time
“deemed repatriation” tax on unremitted earnings accumulated in
non-U.S.
jurisdictions since 1986. Due to the complexities of accounting for the Act, the SEC issued Staff Accounting Bulletin No. 118 which allows entities to include a provisional estimate of the impact of the Act in its 2017 financial statements. Therefore, based on then currently available information, during 2017 the Company recorded a provisional estimate of the impact of the Act, which included an income tax benefit of $91.0 million related to the remeasurement of its domestic deferred tax liabilities and deferred tax assets due to the lower U.S. corporate tax rate. During the fourth quarter of 2018, the Company finalized its assessment of the impact of the Act on such domestic deferred tax liabilities and deferred tax assets and recorded an additional income tax benefit of $2.0 million. As the Act is a significant and non-recurring
event which is impacting the comparability of the Company’s financial statements, the Company has excluded the impact of the adjustments from its adjusted net income and adjusted earnings per share.

(p)	During June 2019, the Company reported a $58.4 million gain from the sale and leaseback of its main distribution center in Chester, New York and its metallic balloons manufacturing facility in Eden Prairie, Minnesota. The aggregate sale price for the three properties was $128.0 million. Simultaneous with the sale, the Company entered into twenty-year leases for each of the facilities.

(q)	During the year ended December 31, 2019, the Company performed a comprehensive review of its store locations aimed at improving the overall productivity of such locations (“store optimization program”) and made the decision to accelerate the optimization of its store portfolio with the closure of approximately 55 stores which are primarily located in close proximity to other Party City stores. In conjunction with the store optimization program, the Company recorded the following charges: inventory reserves: $21.3 million, operating lease asset impairment: $14.9 million, property plant and equipment impairment: $4.7 million, labor and other costs related to closing the stores: $8.7 million and severance: $0.7 million. The charge for inventory reserves was recorded in cost of sales in the Company’s statement of operations and comprehensive (loss) income. The other charges were recorded in store impairment and restructuring charges in the Company’s statement of operations and comprehensive (loss) income. See Note 3, Store Impairment and Restructuring Charges, of Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further discussion. Additionally, during the process of liquidating the inventory in such stores, the Company lost margin of $8.5 million.

(r)	As a result of a sustained decline in market capitalization, the Company recognized a non-cash
pre-tax
goodwill impairment charge during the year ended December 31, 2019 of $562.6 million. This includes a non-cash pre-tax trade name intangibles impairment charge of $6.6 million (see Note 4, Goodwill, of Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further discussion).

(s)	The Company recorded a $2.9 million gain on sale of its Canadian-based Party City stores, which is reported in Other expense, net on the Consolidated Statement of Operations and Comprehensive (Loss) Income.

(t)	Represents a loss on sale of ownership interest in Punchbowl (see Note 21, Fair Value Measurements, of Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further discussion) and certain property, plant and equipment, and a write-off
of goodwill related to the Company’s sale of its Canadian-based Party City stores.

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

Business Overview
Our Company
We are the leading party goods company by revenue in North America and, we believe, the largest vertically integrated supplier of decorated party goods globally by revenue. The Company is a popular one-stop
shopping destination for party supplies, balloons, and costumes. In addition to being a great retail brand, the Company is a global, world-class organization that combines state-of-the-art
manufacturing and sourcing operations, and sophisticated wholesale operations complemented by a multi-channel retailing strategy and
e-commerce
retail operations. The Company is a leading player in its category and vertically integrated in its breadth and depth. The Company designs, manufactures, sources and distributes party goods, including paper and plastic tableware, metallic and latex balloons, Halloween and other costumes, accessories, novelties, gifts and stationery throughout the world. The Company’s retail operations include approximately 875 specialty retail party supply stores (including franchise stores) throughout the United States and Mexico operating under the names Party City and Halloween City, and
e-commerce
websites, including through the domain name PartyCity.com and others.
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
How We Assess the Performance of Our Company
In assessing the performance of our company, we consider a variety of performance and financial measures for our two operating segments, Retail and Wholesale. These key measures include revenues and gross profit, comparable retail same-store sales and operating expenses. We also review other metrics such as adjusted net income (loss), adjusted net income (loss) per common share—diluted, and adjusted EBITDA. For a discussion of our use of these measures and a reconciliation of adjusted net income (loss) and adjusted EBITDA to net income (loss), please refer to Item 6, “Selected Consolidated Financial Data.”
Segments
Our retail segment generates revenue primarily through the sale of our party supplies, which are sold under the Amscan, Designware, Anagram and Costumes USA brand names through Party City, Halloween City and PartyCity.com. During 2019, 80% of the product that was sold by our retail segment was supplied by our wholesale segment and 24% of the product that was sold by our retail segment was self-manufactured.
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
Development Stage Expenses.
Development stage expenses represent
start-up
activities related to Kazzam, LLC (“Kazzam”). See Note 25, Kazzam LLC., of Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further discussion.
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

Factors Affecting Our Results
Important events that have impacted or will impact the results presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include:
Store Impairment and Restructuring Charges.
During the year ended December 31, 2019, the Company performed a comprehensive review of its store locations aimed at improving the overall productivity of such locations (“store optimization program”) and, after careful consideration and evaluation of the store locations, the Company made the decision to accelerate the optimization of its store portfolio with the closure of approximately 55 stores which are primarily located in close proximity to other Party City stores. These closings should provide the Company with capital flexibility to expand into underserved markets.
COVID-19
. Near-term global economic growth has been adversely impacted by the emergence of
COVID-19
in China, and then in several other countries and regions including the United States, Japan and Europe. As a result of this public health concern, a significant amount of global commerce has been affected due to travel restrictions, quarantines, and similar measures. We are continuing to monitor and assess the effects of
COVID-19
outbreak on our operations.
Goodwill Impairment.
During the three months ended September 30, 2019, and the three months ended December 31, 2019, the Company identified an impairment indicator associated with its market capitalization and performed impairment tests on the goodwill at its wholesale and retail reporting units and its other indefinite lived intangible assets as of September 30, 2019 and December 31, 2019. The Company recognized non-cash pre-tax goodwill impairment charges at September 30, 2019 of $224.1 million and $35.0 million and at December 31, 2019, of $271.5 million and $25.4 million, against the goodwill associated with its retail and wholesale reporting units, respectively. In conjunction with its annual review, the Company recognized non-cash pre-tax tradename intangibles impairment of $6.6 million.
Sale/Leaseback Transaction
. In June 2019, the Company sold its main distribution center in Chester, New York, its metallic balloons manufacturing facility in Eden Prairie, Minnesota and its injection molded plastics manufacturing facility in Los Lunas, New Mexico. Simultaneously, the Company entered into twenty-year leases for each of the facilities. The aggregate sale price was $128.0 million and, during the year ended December 31, 2019, the Company recorded a $58.4 million gain on the sale, net of transaction costs, in the Company’s condensed consolidated statement of operations and comprehensive loss.
Sale of Canadian-based Party City Stores
. On October 1, 2019, the Company sold its Canadian-based Party City stores to a Canadian-based retailer for $131.7 million and entered into a 10-year supply agreement under which the acquirer agreed to purchase product from the Company for such Party City stores, as well as the acquirer’s other stores. The Company used the net proceeds to paydown debt.
ABL Facility
. During April 2019, the Company amended the ABL Facility. Such amendment removed the seasonal component and made the Facility a $640.0 million Facility on a year-round basis.
Refinancing
. During August 2018, the Company executed a refinancing of its debt portfolio and issued $500 million of new senior notes at an interest rate of 6.625%. The notes will mature in August 2026. The Company used the proceeds from the notes to: (i) reduce the outstanding balance under its existing ABL Facility by $90 million and (ii) voluntarily prepay $400 million of the outstanding balance under its existing Term Loan Credit Agreement. Additionally, as part of the refinancing, the Company extended the maturity of the ABL Facility to August 2023 (subject to a springing maturity at an earlier date if the maturity date of certain of our other debt has not been extended or refinanced). As the partial prepayment of the Term Loan Credit Agreement was in accordance with the terms of such agreement, at the time of such prepayment the Company wrote-off a pro-rata portion of the existing capitalized deferred financing costs and original issuance discounts, $1.8 million, for investors who did not participate in the new notes. To the extent that investors in the Term Loan Credit

Agreement participated in the new notes, the Company assessed whether the refinancing should be accounted for as an extinguishment on a creditor-by-creditor basis and wrote-off $1.0 million of existing deferred financing costs and original issuance discounts. Additionally, in conjunction with the issuance of the notes, the Company incurred third-party fees (principally banker fees). To the extent that such fees related to investors for whom their original debt was not extinguished, the Company expensed the portion of such fees, $2.3 million in aggregate, that related to such investors. All charges were recorded in “other expense, net” in the Company’s consolidated statement of operations and comprehensive (loss) income.
Acquisitions
. During 2018, we acquired 58 franchise and independent stores. The acquisitions increased net sales for our retail segment by approximately $67 million versus 2017. Additionally, these acquisitions decreased our third-party wholesale sales by $20 million as post-acquisition wholesale sales to such stores are now eliminated as intercompany sales.
Tax Reform
. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law. The Act significantly changed U.S. tax law, including lowering the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018, and implementing a one-time “deemed repatriation” tax on unremitted earnings accumulated in non-U.S. jurisdictions since 1986 (the “Transition Tax”). During 2017 the Company recorded a provisional estimate of the impact of the Act, which included an income tax benefit of $91.0 million related to the remeasurement of its domestic deferred tax liabilities and deferred tax assets due to the lower U.S. corporate tax rate. Additionally, during 2017, the Company recorded income tax expense of $1.1 million as its provisional estimate of the Transition Tax related to the deemed repatriation of unremitted earnings of foreign subsidiaries. During the fourth quarter of 2018, the Company finalized its assessment of the impact of the Act on the Company’s domestic deferred tax liabilities and deferred tax assets and recorded an additional income tax benefit of $2.0 million. Additionally, during such quarter, the Company finalized its assessment of the Transition Tax and recorded additional income tax expense of $0.2 million.

Results of Operations
The following tables set forth our operating results and operating results as a percentage of total revenues for the years ended December 31, 2019 and 2018.

	Fiscal Year Ended December 31,
	2019		2018
	(Dollars in thousands, except per share data)
Revenues:
Net sales	$2,339,510	99.6%	$2,416,442	99.5%
Royalties and franchise fees	9,279	0.4	11,073	0.5

Total revenues	2,348,789	100.0	2,427,515	100.0
Expenses:
Cost of sales	1,500,633	63.9	1,435,358	59.1
Wholesale selling expenses	67,103	2.9	71,502	2.9
Retail operating expenses	440,395	18.7	425,996	17.5
Franchise expenses	13,152	0.6	13,214	0.5
General and administrative expenses	177,672	7.6	172,764	7.1
Art and development costs	23,203	1.0	23,388	1.0
Development stage expenses	10,736	0.5	7,008	0.3
Gain on sale/leaseback transaction	(58,381)	(2.5)	—	0.0
Store impairment and restructuring charges	29,038	1.2	—	0.0
Goodwill and intangibles impairment	562,631	24.0	—	0.0

Total expenses	2,766,182	117.8	2,149,230	88.5

(Loss) income from operations	(417,393)	(17.8)	278,285	11.5
Interest expense, net	114,899	4.9	105,706	4.3
Other expense, net	1,871	0.1	10,982	0.4

(Loss) income before income taxes	(534,163)	(22.7)	161,597	6.7
Income tax (benefit) expense	(1,305)	(0.1)	38,778	1.6

Net (loss) income	(532,858)	(22.7)	122,819	5.1%
Add: Net income attributable to redeemable securities holder	—	—	409	—
Less: Net loss attributable to noncontrolling interests	(363)	—	(31)	—

Net (loss) income attributable to common shareholders of Party City Holdco Inc.	$(532,495)	(22.7)%	$123,259	5.1%

Net (loss) income per share attributable to common shareholders of Party City Holdco Inc.—basic	$(5.71)		$1.28
Net (loss) income per share attributable to common shareholders of Party City Holdco Inc.—diluted	$(5.71)		$1.27

Revenues
Total revenues for 2019 were $2,348.8 million and were $78.7 million, or 3.2%, lower than 2018. The following table sets forth the Company’s total revenues for the years ended December 31, 2019 and 2018.

	Fiscal Year Ended December 31,
	2019		2018
	Dollars in Thousands	Percentage of Total Revenues	Dollars in Thousands	Percentage of Total Revenues
Net Sales:
Wholesale	$1,240,026	52.8%	$1,325,490	54.6%
Eliminations	(642,652)	(27.4)	(711,882)	(29.3)

Net wholesale	597,374	25.4	613,608	25.3
Retail	1,742,136	74.1	1,802,834	74.2

Total net sales	2,339,510	99.6	2,416,442	99.5
Royalties and franchise fees	9,279	0.4	11,073	0.5

Total revenues	$2,348,789	100.0%	$2,427,515	100.0%

Retail
Retail net sales during 2019 were $1,742.1 million and decreased $60.7 million, or 3.4%, compared to 2018. Retail net sales at our Party City stores totaled $1,527.5 million and were $55.7 million, or 3.5%, lower than 2018 principally due to the negative impact of helium shortages, the sale of our 65 Canadian retail stores prior to the Halloween season, the impact of reduced sales from 55 stores identified for closure in conjunction with our 2019 store optimization program, and soft Halloween sales at both our Party City and temporary Halloween stores. Global retail e-commerce sales totaled $162.4 million during 2019 and were $8.0 million, or 5.2%, higher than during 2018. Sales at our temporary Halloween stores (principally Halloween City) totaled $47.4 million and were $15.1 million lower than 2018. During 2019, sales at other store formats totaled $4.7 million.
Same-store sales for the Party City brand (including North American retail
e-commerce
sales) decreased by 3.0% during 2019. Excluding the impact of
e-commerce,
same-store sales decreased by 3.5%. Same-store sales percentages were not affected by foreign currency as such percentages are calculated in local currency.
Wholesale
Wholesale net sales during 2019 totaled $597.4 million and were $16.2 million, or 2.6%, lower than 2018. Net sales to domestic party goods retailers and distributors (including our franchisee network) totaled $231.7 million and were $8.7 million, or 3.6%, lower than during 2018. The decrease reflects our acquisition of franchise and independent stores throughout 2019; as post-acquisition sales to such stores in 2019 (approximately $13.7 million during the corresponding periods of 2018) were eliminated as intercompany sales. Net sales of metallic balloons to domestic distributors and retailers (including our franchisee network) totaled $78.3 million during 2019 and were $9.2 million, or 10.6%, lower than during 2018 principally due to the ongoing helium shortage. Our international sales (which include U.S. export sales and exclude U.S. import sales from foreign subsidiaries) totaled $287.4 million and were $1.7 million, or 0.6%, higher than in 2018 as sales growth of $12.3 million in constant currency was offset by a negative foreign currency impact of $10.6 million.
Intercompany sales to our retail affiliates totaled $642.7 million during 2019 and were $69.2 million lower than during the prior year. The decrease in 2019 intercompany sales principally reflects a lower store count compared to 2018 and a general reduction in retail purchases, in consideration of higher carryover inventory levels from the previous Halloween selling season. Intercompany sales represented 51.8% of total wholesale sales during 2019, compared to 53.7% during 2018. The intercompany sales of our wholesale segment are eliminated against the intercompany purchases of our retail segment in the consolidated financial statements.

Royalties and franchise fees
Royalties and franchise fees during 2019 totaled $9.3 million and were $1.8 million lower than during 2018, reflecting the decreasing franchise store count as a results of our franchise store acquisitions.
Gross Profit
The following table sets forth the Company’s gross profit for the years ended December 31, 2019 and December 31, 2018.

	Fiscal Year Ended December 31,
	2019		2018
	Dollars in Thousands	Percentage of Net Sales	Dollars in Thousands	Percentage of Net Sales
Retail	$696,439	40.0%	$801,349	44.4%
Wholesale	142,438	23.8	179,735	29.3

Total	$838,877	35.9%	$981,084	40.6%

The gross profit margin on net sales at retail during 2019 was 40.0% or 440 basis points lower than during 2018. The decrease reflects a combination of markdowns in conjunction with the Company’s “store optimization program” and provisions against inventory recorded in conjunction with such program (see “operating expenses” below for further discussion), the impact of an aggressive coupon program during the second half of 2019, the impact of the helium shortage on costs and sales mix, and a flow through of higher freight and distribution costs during the first three quarters of 2019, related to product acquired from the Company’s wholesale operations during the second half of 2018, as the China tariffs caused non-recurring
logistical challenges. The manufacturing share of shelf at retail (i.e., the percentage of our retail product cost of sales manufactured by our wholesale segment) increased from 22.9% during 2018 to 23.5% during 2019, driven by the scaling up of recent acquisitions in our wholesale business. Our wholesale share of shelf at our Party City stores and our North American retail
e-commerce
operations (i.e., the percentage of our retail product cost of sales supplied by our wholesale segment) was 79.6% during 2019 compared to 78.9% during 2018.
The gross profit on net sales at wholesale during 2019 and 2018 was 23.8% and 29.3%, respectively. The decrease in comparison to 2018 principally reflects a decrease in high-margin sales of metallic balloons and higher margin sales to franchisees (due to the store acquisitions noted above) as well as, the deleveraging of distribution and manufacturing costs and the impact of foreign currency.
Operating expenses
Wholesale selling expenses totaled $67.1 million during 2019 compared to $71.5 million during 2018. The decrease of $4.4 million, or 6.2%, was due partially to the impact of foreign currency translation.
Retail operating expenses during 2019 were $440.4 million and were $14.4 million, or 3.4%, higher than in 2018. The increase was principally due to higher advertising, ecommerce and information technology related expenses compared to 2018. Retail operating expenses were 25.3% and 23.6% of net retail sales during 2019 and 2018, respectively.
Franchise expenses during both 2019 and 2018 were $13.2 million.
General and administrative expenses during 2019 totaled $177.7 million and were $4.9 million, or 2.8%, higher than in 2018. The increase for 2019 was principally due to increase legal and settlement costs. General and administrative expenses as a percentage of total revenues were 7.6% and 7.1% during 2019 and 2018, respectively.

Art and development costs were consistent at $23.2 million and $23.4 million during 2019 and 2018, respectively.
Development stage expenses represent
start-up
costs related to Kazzam (see Note 25, Kazzam LLC., of Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further discussion).
Interest expense, net
Interest expense, net, totaled $114.9 million during 2019, compared to $105.7 million during 2018. The increase in interest principally reflects the full year impact of the Company’s August 2018 refinancing as well as the impact of average borrowings and average rates under our ABL credit facility and Term Loan (see Note 11, Loans and Notes Payable, of Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further discussion).
Other expense, net
Other expense, net, totaled $1.9 million during 2019 and $11.0 million during 2018. The net decrease was principally due to non-recurring
costs in 2018 associated with the Company’s August 2018 debt refinancing, including the write-off
of $2.8 million of existing capitalized deferred finance costs and original issue discounts and the incurrence of $2.3 million in related third party fees.
Income tax expense
The effective income tax rate for the year ended December 31, 2019, 0.2%, is different from the statutory rate, 21%, primarily due to the goodwill impairment charge of $556.1 million, and the tax effects of the sale of the Canada Party City stores. See Note 17, Income Tax, of Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further discussion.
Gain on sale/leaseback transaction
In June 2019, the Company reported a $58.4 million gain from the sale and leaseback of its main distribution center in Chester, New York and its metallic balloons manufacturing facility in Eden Prairie, Minnesota. The aggregate sale price for the three properties was $128.0 million. Simultaneous with the sale, the Company entered into twenty-year leases for each of the facilities.
Store impairment and restructuring charges
During 2019, the Company performed a comprehensive review of its store locations aimed at improving the overall productivity of such locations (“store optimization program”). Each year, the Company typically closes approximately 10 Party City stores as part of its typical network rationalization process and in response to ongoing consumer, market and economic changes that naturally arise in the business. After careful consideration and evaluation of the store locations, the Company made the decision to accelerate the optimization of its store portfolio with the closure of approximately 55 stores which are primarily located in close proximity to other Party City stores. These closings should provide the Company with capital flexibility to expand into underserved markets. In conjunction with the store optimization program, during the 2019, the Company recorded a $14.9 million impairment charge for its operating lease asset, a $4.7 million impairment charge for property, plant and equipment, $8.7 million of labor and other costs related to closing the stores and $0.7 million of severance. See Note 3, Store Impairment and Restructuring Charges, of Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form
 10-K
for further discussion.

Impairment of intangible assets
Goodwill and intangibles impairment charges for 2019 totaled $562.6 million. The non-cash pre-tax goodwill impairment charges were the result of a sustained decline in the Company’s market capitalization. This includes Halloween City tradename impairment charge of $6.6 million, which was a result of Company’s decision to lower the number of temporary stores opened each year. There was no goodwill or tradename impairment for 2018. See Note 4, Goodwill, of Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further discussion.
The following tables set forth our operating results and operating results as a percentage of total revenues for the years ended December 31, 2018 and 2017.

	Fiscal Year Ended December 31,
	2018		2017
	(Dollars in thousands, except per share data)
Revenues:
Net sales	$2,416,442	99.5%	$2,357,986	99.4%
Royalties and franchise fees	11,073	0.5	13,583	0.6

Total revenues	2,427,515	100.0	2,371,569	100.0
Expenses:
Cost of sales	1,435,358	59.1	1,395,279	58.8
Wholesale selling expenses	71,502	2.9	65,356	2.8
Retail operating expenses	425,996	17.5	415,167	17.5
Franchise expenses	13,214	0.5	14,957	0.6
General and administrative expenses	172,764	7.1	168,369	7.1
Art and development costs	23,388	1.0	23,331	1.0
Development stage expenses	7,008	0.3	8,974	0.4

Total expenses	2,149,230	88.5	2,091,433	88.2

Income from operations	278,285	11.5	280,136	11.8
Interest expense, net	105,706	4.3	87,366	3.7
Other expense, net	10,982	0.4	4,626	0.2

Income before income taxes	161,597	6.7	188,144	7.9
Income tax expense (benefit)	38,778	1.6	(27,196)	(1.2)

Net income	122,819	5.1	215,340	9.1
Add: Net income attributable to redeemable securities holder	409	—	—	—
Less: Net loss attributable to noncontrolling interests	(31)	—	—	—

Net income attributable to common shareholders of Party City Holdco Inc.	$123,259	5.1%	$215,340	9.1%

Net income per share attributable to common shareholders of Party City Holdco Inc.—basic	$1.28		$1.81
Net income per share attributable to common shareholders of Party City Holdco Inc.—diluted	$1.27		$1.79

Revenues
Total revenues for the year ended December 31, 2018 were $2,427.5 million and were $55.9 million or 2.4% higher than 2017. The following table sets forth our total revenues for the years ended December 31, 2018 and 2017.

	Fiscal Year Ended December 31,
	2018		2017
	Dollars in Thousands	Percentage of Total Revenues	Dollars in Thousands	Percentage of Total Revenues
Net Sales:
Wholesale	$1,325,490	54.6%	$1,260,089	53.1%
Eliminations	(711,882)	(29.3)	(630,692)	(26.6)

Net wholesale	613,608	25.3	629,397	26.5
Retail	1,802,834	74.2	1,728,589	72.9

Total net sales	2,416,442	99.5	2,357,986	99.4
Royalties and franchise fees	11,073	0.5	13,583	0.6

Total revenues	$2,427,515	100.0%	$2,371,569	100.0%

Retail
Retail net sales during 2018 were $1,802.8 million and increased $74.2 million, or 4.3%, compared to 2017. Retail net sales at our Party City stores totaled $1,583.1 million and were $61.4 million, or 4.0%, higher than 2017 due largely to the acquisition of franchise and independent stores. During the year ended December 31, 2018, we acquired 58 franchise and independent stores, opened 15 new stores and closed 10 stores. Global retail
e-commerce
sales totaled $154.5 million during 2018 and were $2.0 million, or 1.3%, higher than during the corresponding period of 2017. The North American
e-commerce
sales that are included in our Party City brand comp increased by 0.6% during the year. However, they increased by 17.5% when adjusted for the impact of our “buy online, pick-up
in store” program (as such sales are included in our store sales). Sales at our temporary stores (principally Halloween City) totaled $65.2 million and were $10.8 million higher than during 2017 driven by Halloween City sales per store increasing 14.1% versus the month of fiscal October 2017.
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

	Fiscal Year Ended December 31,
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
Development stage expenses represent
start-up
costs related to Kazzam (see Note 25, Kazzam, LLC, of Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further discussion).
Interest expense, net
Interest expense, net, totaled $105.7 million during 2018, compared to $87.4 million during 2017. The increase principally relates to the impact of increasing LIBOR rates on our Term Loan Credit Agreement and our ABL Facility, increased borrowings under our ABL Facility due to share repurchases during the fourth quarter of 2017 and, to a lesser extent, the impact of the Company’s August 2018 refinancing (see Note 12, Long-Term Obligations, of Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further discussion).
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
Income tax expense
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law. The Act significantly changed U.S. tax law, including lowering the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018, and implementing a one-time
“deemed repatriation” tax on unremitted earnings accumulated in
non-U.S.
jurisdictions since 1986 (the “Transition Tax”). Due to the complexities of accounting for the Act, the SEC issued Staff Accounting Bulletin No. 118 which allows entities to include a provisional estimate of the impact of the Act in its 2017 financial statements. Therefore, based on then currently available information, during 2017 the Company recorded a provisional estimate of the impact of the Act, which included an income tax benefit of $91.0 million related to the remeasurement of its domestic deferred tax liabilities and deferred tax assets due to the lower U.S. corporate tax rate. Additionally, during 2017, the Company recorded income tax expense of $1.1 million as its provisional estimate of the Transition Tax related to the deemed repatriation of unremitted earnings of foreign subsidiaries. During the fourth quarter of 2018, the Company finalized its assessment of the impact of the Act on the Company’s domestic deferred tax liabilities and deferred tax assets and recorded an additional income tax benefit of $2.0 million. Additionally, during such quarter, the Company finalized its assessment of the Transition Tax and recorded additional income tax expense of $0.2 million.
The effective income tax rate for the year ended December 31, 2018, 24.0%, is higher than the statutory rate, 21.0%, primarily due to state taxes. See Note 17, Income Taxes, of Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further discussion.
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
ABL Facility
Prior to April 2019, PCHI had a $540.0 million asset-based revolving credit facility (with a seasonal increase to $640.0 million during a certain period of each calendar year) (“ABL Facility”). During April 2019, PCHI amended the ABL Facility. Such amendment removed the seasonal component and made the facility a $640.0 million facility on a year-round basis. The ABL Facility matures during August 2023 (subject to a springing maturity at an earlier date if the maturity date of certain of the Company’s other debt has not been extended or refinanced). It provides for (a) revolving loans, subject to a borrowing base described below, and (b) letters of credit, in an aggregate face amount at any time outstanding not to exceed $50.0 million.
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
In connection with entering into and amending the ABL Facility, PCHI incurred and capitalized third-party costs. All capitalized costs are being amortized over the life of the ABL Facility and are included in loans and notes payable in the Company’s consolidated balance sheet. The balance of related unamortized financing costs at December 31, 2019 was $2.0 million.
Borrowings under the ABL Facility totaled $129.4 million at December 31, 2019. The weighted average interest rate for such borrowings was 5.19% at December 31, 2019. Outstanding standby letters of credit totaled $25.1 million at December 31, 2019 and, after considering borrowing base restrictions, at December 31, 2019 PCHI had $355.9 million of available borrowing capacity under the terms of the facility.
Term Loan Credit Agreement
The Term Loan Credit Agreement, as amended, provides for two pricing options for outstanding loans: (i) an ABR for any day, a rate per annum equal to the greater of (a) the prime rate in effect on such day, (b) the federal funds effective rate in effect on such day plus 0.5%, (c) the adjusted LIBOR rate plus 1% and (d) 1.75% or (ii) the LIBOR rate, with a LIBOR floor of 0.75%, in each case plus an applicable margin. The applicable margin for ABR and LIBOR borrowings are 1.75% and 2.75%, respectively, and will drop to 1.50% and 2.50%, respectively, if PCHI’s Senior Secured Leverage Ratio, as defined by the agreement, falls below 3.2 to 1.0.
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

At December 31, 2019, the principal amount of term loans outstanding under the Term Loan Credit Agreement was $725.1 million. Such amount is recorded net of original issue discounts, capitalized call premiums and deferred financing costs on the Company’s consolidated balance sheet. At December 31, 2019, original issue discounts, capitalized call premiums and deferred financing costs totaled $6.5 million. At December 31, 2019, all outstanding borrowings were based on LIBOR and were at a weighted average interest rate of 4.22%.
6.125% Senior Notes—Due 2023 (“6.125% Senior Notes”)
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

The Company may redeem the 6.125% Senior Notes, in whole or in part, at the following (expressed as a percentage of the principal amount to be redeemed):

Twelve-month period beginning on August 15,	Percentage
2019	101.531%
2020 and thereafter	100.000%

Also, if the Company experiences certain types of change in control, as defined, the Company may be required to offer to repurchase the 6.125% Senior Notes at 101% of their principal amount.
In connection with issuing the 6.125% Senior Notes, the Company incurred and capitalized third-party costs. Capitalized costs are being amortized over the life of the debt and are included in long-term obligations, excluding current portion, in the Company’s consolidated balance sheet. At December 31, 2019, $3.0 million of costs were capitalized.
6.625% Senior Notes—Due 2026 (“6.625% Senior Notes”)
The 6.625% Senior Notes mature on August 1, 2026. Interest on the notes is payable semi-annually in arrears on February 1st and August 1st of each year.
The 6.625% Senior Notes are guaranteed, jointly and severally, on a senior basis by each of PCHI’s existing and future wholly-owned domestic subsidiaries. The notes and the guarantees are general unsecured senior obligations and are effectively subordinated to all other secured debt to the extent of the assets securing such secured debt.
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
Other Credit Agreements
At December 31, 2019 and December 31, 2018, borrowings under the foreign facilities totaled $1.4 million and $1.7 million, respectively.
Other Indebtedness
Additionally, we have entered into various finance leases for machinery and equipment. At December 31, 2019 and December 31, 2018 the balances of such leases in our consolidated balance sheets were $15.0 million and $3.8 million, respectively. We also have numerous non-cancelable
operating leases for retail store sites, as well as leases for offices, distribution facilities and manufacturing facilities. These leases generally contain renewal options and require us to pay real estate taxes, utilities and related insurance costs.
Liquidity
We expect that cash generated from operating activities and availability under our credit agreements will be our principal sources of liquidity. Based on our current level of operations, we believe that these sources will be adequate to meet our liquidity needs for at least the next 12 months. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the ABL Facility and the Term Loan Credit Agreement in amounts sufficient to enable us to repay our indebtedness or to fund our other liquidity needs. See “Risk Factors—
We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful
.”
Cash Flow Data—Year Ended December 31, 2019, Compared to Year Ended December 31, 2018
Net cash provided by operating activities totaled $43.7 million during 2019. Net cash provided by operating activities totaled $101.9 million during 2018. Net cash flows provided by operating activities before changes in operating assets and liabilities were $24.8 million during 2019, compared to $226.4 million during 2018. Changes in operating assets and liabilities during 2019 resulted in a source of cash of $18.9 million. Changes in operating assets and liabilities during 2018 resulted in a use of cash of $124.5 million (see Note 2, Summary of Significant Accounting Policies and Note 27, Restricted Cash, of Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further discussion). The operating assets and liabilities year over year change was principally due to a reduction in inventory offset by a reduction in accounts payable.
Net cash provided by investing activities totaled $163.7 million during 2019, as compared to $150.9 million used in 2018. Investing activities during 2019 included $18.1 million paid in connection with acquisitions of foreign online retailers and franchise stores (see Note 9, Acquisitions, of Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further discussion). Capital expenditures during 2019 and 2018 were $61.7 million and $85.7 million, respectively. In addition, in 2019 our cash flow includes proceeds from disposal of assets of $246.3 million. Retail capital expenditures totaled $32.2 million during 2019 and principally related to initiatives for improving store performance, web re-platforming,
investments in new stores and spending on store conversions. Wholesale capital expenditures during 2019 totaled $29.5 million and primarily related to printing plates and dyes, as well as machinery and equipment at the Company’s manufacturing operations and main distribution center.

Net cash used in financing activities was $237.7 million during 2019. Net cash provided by financing activities was $56.2 million during 2018. The change in net cash used in financing activities was due to a paydown of debt using the net proceeds received from the Sale/Leaseback Transaction (see Note 5, Sale/Leaseback Transaction, of Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further discussion) and the sale of Canadian-based Party City stores (see Note 6, Disposition of Assets, of Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further discussion).
Cash Flow Data—Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
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
Net cash used in investing activities totaled $150.9 million during 2018, as compared to $141.6 million during 2017. Investing activities during 2018 included $65.3 million paid in connection with acquisitions, principally related to franchise stores (see Note 9, Acquisitions, of Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further discussion). Capital expenditures during 2018 and 2017 were $85.7 million and $67.0 million, respectively. Retail capital expenditures totaled $51.8 million during 2018 and principally related to initiatives for improving store performance, web re-platforming,
investments in new stores and spending on store conversions. Wholesale capital expenditures during 2018 totaled $33.9 million and primarily related to printing plates and dyes, as well as machinery and equipment at the Company’s manufacturing operations and main distribution center.
Net cash provided by financing activities was $56.2 million during 2018. Net cash used in financing activities was $140.0 million during 2017. The change in net cash provided by/used in financing activities was necessary due to higher cash used in operating activities (see above for further detail).
Tabular Disclosure of Contractual Obligations
Our contractual obligations at December 31, 2019 are summarized by the year in which the payments are due in the following table (amounts in thousands):

	Total	2020	2021	2022	2023	2024	Thereafter
Long-term debt obligations(a)	$1,573,965	$70,462	$12,266	$641,237	$350,000	$—	$500,000
Finance lease obligations(a)	14,990	1,062	1,431	1,259	390	521	10,327
Operating lease obligations(a)	1,149,650	197,480	181,970	162,352	134,131	106,078	367,639
Transition Tax on unremitted foreign earnings(b)	4,205	—	—	—	—	1,400	2,805
Minimum product royalty obligations(a)	51,738	35,525	10,393	5,820	—	—	—

Total contractual obligations	$2,794,548	$304,529	$206,060	$810,668	$484,521	$107,999	$880,771

(a)	See Item 8, “Financial Statements and Supplementary Data,” for further detail.

(b)	As a result of the Act, the U.S. is transitioning from a worldwide system of international taxation to a territorial tax system, thereby eliminating the U.S. federal tax on foreign earnings. However, the Act requires a
one-time
deemed repatriation tax on such earnings and, accordingly, we have recorded a liability related to such requirement. See Note 17, Income Taxes, of Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further discussion.

Not included in the above table are borrowings under the ABL Facility of $129.4 million, with a maturity date of 2023, and borrowings under our foreign credit facilities of $1.4 million.
Not included in the above table are $4.9 million of net potential cash obligations associated with unrecognized tax benefits due to the high degree of uncertainty regarding the timing of future cash outflows associated with such obligations. Refer to the notes to the consolidated financial statements which are included elsewhere in this Annual Report on Form
10-K
for further information related to unrecognized tax benefits.
Additionally, not included in the above table are expected interest payments associated with the Term Loan Credit Agreement and the senior notes, of approximately $104.1 million in 2020, $102.0 million in 2021, $99.3 million in 2022, $99.3 million in 2023 and $88.0 million thereafter. Interest payments are estimates based on our debt’s scheduled maturities and stated interest rates or, for variable rate debt, interest rates as of December 31, 2019. Our estimates do not reflect interest payments on the credit facilities or the possibility of additional interest from the refinancing of our debt as such amounts are not determinable.
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
Under the terms of its agreements with its franchisees, the Company provides both: 1) brand value (via significant advertising spend) and 2) support with respect to planograms, in exchange for a royalty fee that ranges from 4% to 6% of the franchisees’ sales. The Company records the royalty fees at the time that the franchisees’ sales are recorded. Additionally, although the Company anticipates that future franchise store openings will be limited, when a franchisee opens a new store, the Company receives and records a one-time
fee which is earned by the Company for its assistance with site selection and development of the new location. Both the sales-based royalty fee and the one-time
fee are recorded in royalties and franchise fees in the Company’s consolidated statement of operations and comprehensive (loss) income.
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
We estimate retail inventory shrinkage for the period between physical inventory dates on a store-by-store
basis. Our inventory shrinkage estimate can be affected by changes in merchandise mix and changes in actual shortage trends. The shrinkage rate from the most recent physical inventory, in combination with historical experience, is the basis for estimating shrinkage.
Long-Lived and Intangible Assets (including Goodwill)
We review the recoverability of our long-lived assets, including finite-lived intangible assets, whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. For purposes of recognizing and measuring impairment, we evaluate long-lived assets/asset groups, other than goodwill, based upon the lowest level of independent cash flows ascertainable to evaluate impairment. If an impairment indicator exists, we compare the undiscounted future cash flows of the asset/asset group to the carrying value of the asset/asset group. If the sum of the undiscounted future cash flows is less than the carrying value of the asset/asset group, we would calculate discounted future cash flows based on market participant assumptions. If the sum of discounted cash flows is less than the carrying value of the asset/asset group, we would recognize an impairment loss. The impairment related to long-lived assets is measured as the amount by which the carrying amount of the asset(s) exceeds the fair value of the asset(s). When fair values are not readily available, we estimate fair values using discounted expected future cash flows. Such estimates of fair value require significant judgment, and actual fair value could differ due to changes in the expectations of cash flows or other assumptions, including discount rates.
In the evaluation of the fair value and future benefits of finite long-lived assets attached to retail stores, we perform our cash flow analysis generally on a store-by-store
basis. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections or strategies change, the conclusion regarding impairment may differ from the current estimates.
Goodwill is reviewed for potential impairment on an annual basis or more frequently if circumstances indicate a possible impairment.
For purposes of testing goodwill for impairment, reporting units are determined by identifying individual operating segments within our organization which constitute a business for which discrete financial information is available and is reviewed by management. Components within an operating segment are aggregated to the extent that they have similar economic characteristics. Based on this evaluation, we have determined that our operating segments, wholesale and retail, represent our reporting units for the purposes of our goodwill impairment test.

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
Recently Issued Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No.
 2018-13,
“Fair Value Measurement (Topic 820)—Disclosure Framework—Changes to the

Disclosure Requirements for Fair Value Measurement”. The new guidance improves and clarifies the fair value measurement disclosure requirements of ASC 820. The new disclosure requirements include the disclosure of the changes in unrealized gains or losses included in other comprehensive (loss) income for recurring Level 3 fair value measurements held at the end of the reporting period and the explicit requirement to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The other provisions of ASU
2018-13
also include eliminated and modified disclosure requirements. The guidance is effective for fiscal years beginning after December 15, 2019, with early adoption permitted, including in an interim period for which financial statements have not been issued or made available for issuance. The Company has evaluated the impact of the adoption of this ASU and determined that it will have no significant impact on its condensed consolidated financial statements.
In June 2018, the FASB issued ASU
2018-07,
“Compensation—Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting”. The ASU simplifies the accounting for non-employee
share-based payments. The Company adopted the update during the first quarter of 2019. The pronouncement requires companies to record the impact of adoption, if any, as a cumulative-effect adjustment to retained earnings as of the adoption date. Therefore, on January 1, 2019, the Company decreased retained earnings by $0.5 million. Additionally, the Company increased additional paid-in
capital by $0.7 million and recorded a $0.2 million deferred income tax asset.
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
In January 2017 the FASB issued ASU No.
 2017-04,
“Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which eliminates the requirement to measure a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the amendments in ASU
2017-04,
an entity will perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized will not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity will consider income tax effects from any tax-deductible
goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The Company adopted ASU No.
 2017-04
during the first quarter of 2019.
In November 2016, the FASB issued ASU
2016-18,
“Statement of Cash Flows: Restricted Cash”. The pronouncement requires companies to show changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The Company adopted the pronouncement, which requires retrospective application, during the first quarter of 2018. The impact of such adoption was immaterial to the Company’s consolidated financial statements. See Note 27, Restricted Cash, of Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further discussion.
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
In June 2016, the FASB issued ASU
2016-13,
“Financial Instruments—Credit Losses”. The ASU changes how entities will account for credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The pronouncement is effective for the Company during the first quarter of 2020. The Company is still evaluating the impact of the ASU on its consolidated financial statements, but does not expect it to have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU
2016-02,
“Leases”. The ASU requires that companies recognize assets and liabilities for the rights and obligations created by companies’ leases. The Company’s lease portfolio is primarily comprised of store leases, manufacturing and distribution facility leases, warehouse leases and office leases. Most of the leases are operating leases.
The Company adopted the new lease standard during the first quarter of 2019 and, to the extent required by the pronouncement, recognized a right of use asset and liability for its operating lease arrangements with terms of greater than twelve months. See Item 8, “Financial Statements and Supplementary Data,” Consolidated Balance Sheets at December 31, 2019 for the impact of such adoption. The pronouncement provided companies with a transition option under which they could opt to continue to apply legacy lease guidance in comparative periods. The Company elected such option. The Company’s December 31, 2018 consolidated balance sheet includes a $74.5 million deferred rent liability in other long-term liabilities and a $7.2 million deferred rent liability in accrued expenses. In the Company’s December 31, 2019 consolidated balance sheet, such accounts reduce the operating lease asset. Additionally, in the Company’s December 31, 2018 consolidated balance sheet, other intangible assets, net, includes a $3.9 million intangible asset related to favorable leases and prepaid expenses and other current assets includes a $2.6 million asset related to capitalized broker costs. In the Company’s December 31, 2019 consolidated balance sheet, such assets are included in the operating lease asset. The pronouncement had no impact on the Company’s consolidated statement of operations and comprehensive loss and it did not impact the Company’s compliance with its debt covenants. Additionally, the standard requires companies to make certain disclosures. See Note 26, Leases, of Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further discussion.
In January 2016, the FASB issued ASU
2016-01,
“Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”. The update impacts the accounting for equity investments and the recognition of changes in fair value of financial liabilities when the fair value option is elected. The Company adopted the pronouncement during the first quarter of 2018 and such adoption had no impact on the Company’s consolidated financial statements.
In May 2014, the FASB issued ASU
2014-09,
“Revenue from Contracts with Customers (Topic 606)”. The pronouncement contains a five-step model which replaces most existing revenue recognition guidance. The new standard became effective for the Company on January 1, 2018. The Company adopted the pronouncement using the modified retrospective approach. Therefore, on January 1, 2018, the Company adjusted its accounting for certain discounts which are related to the timing of payments by customers of its wholesale business and the Company recorded a cumulative-effect adjustment which reduced retained earnings by $46. Additionally, as of such date, the Company modified its accounting for certain metallic balloon sales of its wholesale segment and started to defer the recognition of revenue on such sales, and the related costs, until the balloons have been filled with helium. As a result, the Company recorded a cumulative-effect adjustment which increased retained earnings by less than $0.1 million. Finally, as of such date, the Company adjusted its accounting for certain discounts on wholesale sales of seasonal product and the Company recorded a cumulative-effect adjustment which reduced retained earnings by less than $0.1 million. See Note 24, Revenue from Contracts with Customers, of Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further discussion of the adoption of the pronouncement and the Company’s revenue recognition policy.
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

	For the Three Months Ended,
	March 31,	June 30,	September 30,	December 31,
2019:
Net sales	$511,102	$561,702	$538,345	$728,361
Royalties and franchise fees	2,014	2,189	1,886	3,190
Gross profit	172,060	208,646	164,932	293,239
(Loss) income from operations	(10,297)	97,485	(277,526)	(227,055)
Net (loss) income	(30,289)	48,005	(281,745)	(268,829)
Net (loss) income attributable to common shareholders of Party City Holdco Inc.	(30,218)	48,074	(281,533)	(268,818)
Net (loss) income per share attributable to common shareholders of Party City Holdco Inc.—Basic	$(0.32)	$0.52	$(3.02)	$(2.88)
Net (loss) income per share attributable to common shareholders of Party City Holdco Inc.—Diluted	$(0.32)	$0.51	$(3.02)	$(2.88)

	For the Three Months Ended,
	March 31,	June 30,	September 30,	December 31,
2018:
Net sales	$505,108	$558,101	$550,840	$802,393
Royalties and franchise fees	2,716	2,910	2,206	3,241
Gross profit	188,142	228,624	201,199	363,119
Income from operations	22,256	65,451	31,738	158,840
Net (loss) income	(1,163)	28,048	(2,440)	98,374
Net (loss) income attributable to common shareholders of Party City Holdco Inc.	(1,133)	28,487	(2,420)	98,325
Net (loss) income per share attributable to common shareholders of Party City Holdco Inc.—Basic	$(0.01)	$0.30	$(0.03)	$1.03
Net (loss) income per share attributable to common shareholders of Party City Holdco Inc.—Diluted	$(0.01)	$0.29	$(0.03)	$1.02

	For the Three Months Ended,
	March 31,	June 30,	September 30,	December 31,
2017:
Net sales	$473,963	$541,653	$557,350	$785,020
Royalties and franchise fees	3,036	3,225	2,759	4,563
Gross profit	175,244	219,753	199,827	367,883
Income from operations	14,671	60,699	37,388	167,378
Net (loss) income	(4,683)	24,982	10,084	184,957
Net (loss) income attributable to common shareholders of Party City Holdco Inc.	(4,683)	24,982	10,084	184,957
Net (loss) income per share attributable to common shareholders of Party City Holdco Inc.—Basic	$(0.04)	$0.21	$0.08	$1.59
Net (loss) income per share attributable to common shareholders of Party City Holdco Inc.—Diluted	$(0.04)	$0.21	$0.08	$1.58

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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
If market interest rates for our variable rate indebtedness had averaged 2% more than the actual market interest rates during the year ended December 31, 2019, our interest expense for the year would have increased by $22.6 million.
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
Foreign Currency Risk
As a result of the sale of our products in foreign markets, our earnings are affected by fluctuations in the value of the U.S. Dollar (“USD”) when compared to the values of foreign currencies. Specifically, foreign currency fluctuations impact us in four ways:
1)	Certain foreign subsidiaries purchase product or raw materials in U.S. Dollars and sell such product in their local currencies. To the extent that the subsidiaries cannot adjust their local currency selling prices to reflect the strengthening of the U.S. Dollar, the subsidiaries’ gross margins are negatively impacted when the related product is sold. The subsidiaries that are impacted by this risk principally operate in the Canadian dollar, Euro, British Pound Sterling, Australian dollar and Mexican Peso. British Pound Sterling-based subsidiaries purchase approximately $33 million of
USD-denominated
product per year. Euro-based subsidiaries purchase approximately $35 million of
USD-denominated
product per year. Canadian dollar-based subsidiaries purchase approximately $28 million of
USD-denominated
product per year. Australian Dollar-based subsidiaries purchase approximately $12 million of
USD-denominated
product per year. Mexican Peso-based subsidiaries purchase approximately $4 million of
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

We periodically enter into foreign currency forward contracts to hedge against a portion of the earnings impact of the risks discussed in points 1. and 2. See Note 22, Derivative Financial Instruments, of Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further detail of our existing contracts. Although we periodically enter into such contracts, we (1) may not be able to achieve hedge effectiveness in order to qualify for “hedge accounting” treatment and, therefore, would record any gain or loss on the mark-to-market
of open contracts in our statement of income and (2) may not be able to hedge such risks completely or permanently.

3)	During our financial statement close process, we adjust open receivables and payables that are not in the functional currencies of our subsidiaries to the latest foreign currency exchange rates. These receivables and payables are principally generated through the sales and inventory purchases discussed in points 1. and 2. above. The gains and losses created by such adjustments are primarily recorded in our statement of income.

4)	Additionally, the financial statements of foreign subsidiaries with functional currencies other than the U.S. Dollar are translated into U.S. Dollars during our financial statement close process. To the extent that the U.S. Dollar fluctuates versus such functional currencies, our consolidated financial statements are impacted. Based on the loss from operations for such subsidiaries for the year ended December 31, 2019, a uniform 10% change in such exchange rates versus the U.S. Dollar would have impacted our consolidated loss from operations for the year by approximately ($0.5) million.

Item 8.	Financial Statements and Supplementary Data

PARTY CITY HOLDCO INC.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Party City Holdco Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Party City Holdco Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 12, 2020 expressed an unqualified opinion thereon.
Adoption of New Accounting Standards
ASU No.
 2016-02
As discussed in Note 2 and Note 26 to the consolidated financial statements, effective January 1, 2019 the Company changed its method of accounting for leases due to the adoption of ASU No.
 2016-02,
Leases (Topic 842).
ASU No.
 2014-09
As discussed in Note 2 and Note 24 to the consolidated financial statements, effective January 1, 2018 the Company changed its method for recognizing revenue due to the adoption of ASU No.
 2014-09,
Revenue from Contracts with Customers (Topic 606).
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1998.
New York, New York
March 12, 2020

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Party City Holdco Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Party City Holdco Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Party City Holdco Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules listed in the Index at Item 15 and our report dated March 12, 2020 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
New York, New York
March 12, 2020

PARTY CITY HOLDCO INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31 , 2019	December 31 , 2018
ASSETS
Current assets:
Cash and cash equivalents	$34,917	$58,909
Accounts receivable, net	149,109	146,983
Inventories, net	658,419	756,038
Prepaid expenses and other current assets	51,685	61,905

Total current assets	894,130	1,023,835
Property, plant and equipment, net	243,572	321,044
Operating lease asset	802,634	—
Goodwill	1,072,330	1,656,950
Trade names	530,320	568,031
Other intangible assets, net	45,060	60,164
Other assets, net	7,273	12,323

Total assets	$3,595,319	$3,642,347

LIABILITIES, REDEEMABLE SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$128,806	$302,751
Accounts payable	152,300	208,149
Accrued expenses	150,921	161,228
Current portion of operating lease liability	155,471	—
Income taxes payable	35,905	25,993
Current portion of long-term obligations	71,524	13,316

Total current liabilities	694,927	711,437
Long-term obligations, excluding current portion	1,503,987	1,621,963
Long-term portion of operating lease liability	720,735	—
Deferred income tax liabilities	126,081	174,427
Other long-term liabilities	16,517	87,548

Total liabilities	3,062,247	2,595,375
Redeemable securities	3,351	3,351
Commitments and contingencies
Stockholders’ equity:
Common stock (94,461,576 and 93,622,934 shares outstanding and 121,662,540 and 120,788,159 shares issued at December 31 , 2019 and December 31 , 2018 , respectively)	1,211	1,208
Additional paid-in capital	928,573	922,476
Retained (deficit) earnings	(37,219)	495,777
Accumulated other comprehensive loss	(35,734)	(49,201)

Total Party City Holdco Inc. stockholders’ equity before common stock held in treasury	856,831	1,370,260
Less: Common stock held in treasury, at cost (27,200,964 shares and 27,165,225 shares at December 31 , 2019 and December 31 , 2018 , respectively)	(327,086)	(326,930)

Total Party City Holdco Inc. stockholders’ equity	529,745	1,043,330
Noncontrolling interests	(24)	291

Total stockholders’ equity	529,721	1,043,621

Total liabilities, redeemable securities and stockholders’ equity	$3,595,319	$3,642,347

See accompanying notes to consolidated financial statements.

PARTY CITY HOLDCO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In thousands, except share and per share data)

	Fiscal Year Ended December 31,
	2019	2018	2017
Revenues:
Net sales	$2,339,510	$2,416,442	$2,357,986
Royalties and franchise fees	9,279	11,073	13,583

Total revenues	2,348,789	2,427,515	2,371,569
Expenses:
Cost of sales	1,500,633	1,435,358	1,395,279
Wholesale selling expenses	67,103	71,502	65,356
Retail operating expenses	440,395	425,996	415,167
Franchise expenses	13,152	13,214	14,957
General and administrative expenses	177,672	172,764	168,369
Art and development costs	23,203	23,388	23,331
Development stage expenses	10,736	7,008	8,974
Gain on sale/leaseback transaction	(58,381)	—	—
Store impairment and restructuring charges	29,038	—	—
Goodwill and intangibles impairment	562,631	—	—

Total expenses	2,766,182	2,149,230	2,091,433

(Loss) income from operations	(417,393)	278,285	280,136
Interest expense, net	114,899	105,706	87,366
Other expense, net	1,871	10,982	4,626

(Loss) income before income taxes	(534,163)	161,597	188,144
Income tax expense (benefit)	(1,305)	38,778	(27,196)

Net (loss) income	(532,858)	122,819	215,340
Add: Net income attributable to redeemable securities holder	—	409	—
Less: Net loss attributable to noncontrolling interests	(363)	(31)	—

Net (loss) income attributable to common shareholders of Party City Holdco Inc	$(532,495)	$123,259	$215,340

Net (loss) income per share attributable to common shareholders of Party City Holdco Inc.—Basic	$(5.71)	$1.28	$1.81

Net (loss) income per share attributable to common shareholders of Party City Holdco Inc.—Diluted	$(5.71)	$1.27	$1.79

Weighted-average number of common shares—Basic	93,295,692	96,133,144	118,589,421
Weighted-average number of common shares—Diluted	93,295,692	97,271,050	119,894,021
Other comprehensive (loss) income, net of tax:
Foreign currency adjustments	$12,599	$(14,479)	$17,561
Cash flow hedges	845	1,063	(1,140)

Other comprehensive income (loss), net	13,444	(13,416)	16,421

Comprehensive ( loss ) income	(519,414)	109,403	231,761
Add: Comprehensive income attributable to redeemable securities holder	—	409	—
Less: Comprehensive loss attributable to noncontrolling interests	(386)	(64)	—

Comprehensive (loss) income attributable to common shareholders of Party City Holdco Inc.	$(519,028)	$109,876	$231,761

See accompanying notes to consolidated financial statements.

PARTY CITY HOLDCO INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2017, December 31, 2018 and December 31, 2019
(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings ( Deficit)	Accumulated Other Comprehensive Loss	Total Party City Holdco Inc. Stockholders’ Equity Before Common Stock Held In Treasury	Common Stock Held In Treasury	Total Party City Holdco Inc. Stockholders ’ Equity	Non- Controlling Interests	Total Stockholders ’ Equity
Balance at December 31, 2016	$1,195	$910,167	$157,666	$(52,239)	$1,016,789	$—	$1,016,789	$—	$1,016,789
Net income			215,340		215,340		215,340		215,340
Stock option expense		5,309			5,309		5,309		5,309
Warrant		421			421		421		421
Adjustment to redeemable securities			(410)		(410)		(410)		(410)
Exercise of stock options	3	1,295			1,298		1,298		1,298
Foreign currency adjustments				17,561	17,561		17,561		17,561
Treasury stock purchases					—	(286,733)	(286,733)		(286,733)
Acquired noncontrolling interest					—		—	355	355
Impact of foreign exchange contracts				(1,140)	(1,140)		(1,140)		(1,140)

Balance at December 31, 2017	$1,198	$917,192	$372,596	$(35,818)	$1,255,168	$(286,733)	$968,435	$355	$968,790
Cumulative effect of change in accounting principle, net (see Note 2)			(78)		(78)		(78)		(78)

Balance at December 31, 2017, adjusted	$1,198	$917,192	$372,518	$(35,818)	$1,255,090	$(286,733)	$968,357	$355	$968,712
Net income			122,850		122,850		122,850	(31)	122,819
Net income attributable to redeemable securities holder			409		409		409		409
Stock option expense		1,744			1,744		1,744		1,744
Restricted stock units—time-based	6	1,168			1,174		1,174		1,174
Directors—non-cash compensation		196			196		196		196
Warrant		(89)			(89)		(89)		(89)
Exercise of stock options	4	2,265			2,269		2,269		2,269
Foreign currency adjustments				(14,446)	(14,446)		(14,446)	(33)	(14,479)
Treasury stock purchases					—	(40,197)	(40,197)		(40,197)
Impact of foreign exchange contracts				1,063	1,063		1,063		1,063

Balance at December 31, 2018	$1,208	$922,476	$495,777	$(49,201)	$1,370,260	$(326,930)	$1,043,330	$291	$1,043,621
Cumulative effect of change in accounting principle, net (see Note 2)	—	662	(503)	—	159	—	159	—	159

Balance at December 31, 2018, adjusted	$1,208	$923,138	$495,274	$(49,201)	$1,370,419	$(326,930)	$1,043,489	$291	$1,043,780
Net income (loss)			(532,495)		(532,495)		(532,495)	(363)	(532,858)
Stock option expense		1,319			1,319		1,319		1,319
Restricted stock units—time-based		2,033			2,033		2,033		2,033
Directors—non-cash compensation		313			313		313		313
Warrant		515			515		515		515
Exercise of stock options	3	1,145			1,148		1,148		1,148
Acquired non-controlling interest		110			110		110	71	181
Foreign currency adjustments (see Note 23)				12,622	12,622		12,622	(23)	12,599
Treasury stock purchases					—	(156)	(156)		(156)
Impact of foreign exchange contracts		—	2	845	847		847		847

Balance at December 31, 2019	$1,211	$928,573	$(37,219)	$(35,734)	$856,831	$(327,086)	$529,745	$(24)	$529,721

PARTY CITY HOLDCO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended December 31,
	2019	2018	2017
		(Adjusted, see Note 2)	(Adjusted, see Note 2)
Cash flows provided by operating activities:
Net ( loss) income	$(532,858)	$122,819	$215,340
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	81,116	78,575	85,168
Amortization of deferred financing costs and original issuance discounts	4,722	10,989	4,937
Provision for doubtful accounts	2,323	1,213	560
Deferred income tax (benefit) expense	(47,366)	4,573	(102,651)
Deferred rent	—	5,351	7,287
Undistributed income in equity method investments	(472)	(369)	(194)
Change in operating lease liability/asset	(9,942)	—	—
(Gain) loss on disposal of assets	(59,786)	3	475
Non-cash adjustment for s tore impairment and restructuring	20,236	—	—
Goodwill and intangibles impairment	562,631	—	—
Non-employee equity based compensation	515	81	3,033
Stock option expense	1,319	1,744	5,309
Restricted stock units expense—time-based	2,033	1,174	—
Directors—non-cash compensation	313	196	—
Changes in operating assets and liabilities, net of effects of acquired businesses:
(Increase) decrease in accounts receivable	(2,600)	(10,431)	1,153
Decrease (increase) in inventories	72,385	(142,866)	37,175
Decrease (increase) in prepaid expenses and other current assets	14,741	16,666	(9,117)
(Decrease) increase in accounts payable, accrued expenses and income taxes payable	(65,617)	12,138	19,408

Net cash provided by operating activities	43,693	101,856	267,883
Cash flows provided by (used in) investing activities:
Cash paid in connection with acquisitions, net of cash acquired	(20,878)	(65,301)	(74,710)
Capital expenditures	(61,733)	(85,661)	(66,970)
Proceeds from disposal of property and equipment	246,286	55	35

Net cash provided (used in) investing activities	163,675	(150,907)	(141,645)
Cash flows (used in) provided by financing activities:
Repayment of loans, notes payable and long-term obligations	(441,632)	(547,695)	(234,619)
Proceeds from loans, notes payable and long-term obligations	203,344	652,087	380,092
Exercise of stock options	1,148	2,269	1,298
Treasury stock purchases	(156)	(40,197)	(286,733)
Debt issuance and modification costs	(414)	(10,294)	—

Net cash (u s ed in) provided by financing activities	(237,710)	56,170	(139,962)
Effect of exchange rate changes on cash and cash equivalents	6,299	(2,308)	3,367

Net (decrease) increase in cash and cash equivalents and restricted cash	(24,043)	4,811	(10,357)
Cash and cash equivalents and restricted cash at beginning of period	59,219	54,408	64,765

Cash and cash equivalents and restricted cash at end of period	$35,176	$59,219	$54,408

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$108,561	$94,472	$76,171
Income taxes, net of refunds	$36,093	$59,156	$66,445

See accompanying notes to consolidated financial statements.

PARTY CITY HOLDCO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share)
Note 1—Organization, Description of Business and Basis of Presentation
Party City Holdco Inc.
(the “Company” or “Party City Holdco”) is the leading party goods company by revenue in North America and, we believe, the largest vertically integrated supplier of decorated party goods globally by revenue. The Company is a popular one-stop shopping destination for party supplies, balloons, and costumes. In addition to being a great retail brand, the Company is a global, world-class organization that combines state-of-the-art manufacturing and sourcing operations, and sophisticated wholesale operations complemented by a multi-channel retailing strategy and e-commerce retail operations. The Company is a leading player in its category and vertically integrated in its breadth and depth
. The Company designs, manufactures, sources and distributes party goods, including paper and plastic tableware, metallic and latex balloons, Halloween and other costumes, accessories, novelties, gifts and stationery througho
ut

the world.
The Company’s retail operations include approximately 875 specialty retail party supply stores (including franchise stores)
throughout
the United States

and

Mexico
operating under the
names
Party City
 and Halloween City, and

e-commerce
websites,
including through
the domain name PartyCity.com
 and others.
Party City Holdco is a holding company with no operating assets or operations. The Company owns 100% of PC Nextco Holdings, LLC (“PC Nextco”), which owns 100% of PC Intermediate Holdings, Inc. (“PC Intermediate”). PC Intermediate owns 100% of Party City Holdings Inc. (“PCHI”), which owns most of the Company’s operating subsidiaries.
Note 2—Summary of Significant Accounting Policies
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
Allowance for Doubtful Accounts
The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. Judgment is required in assessing the ultimate realization of these receivables, including consideration of the Company’s history of receivable write-offs, the level of past due accounts and the economic status of the Company’s customers. In an effort to identify adverse trends relative to customer economic status, the Company assesses the financial health of the markets it operates in and performs periodic credit evaluations of its customers and ongoing reviews of account balances and aging of receivables. Amounts are considered past due when payment has not been received within the time frame of the credit terms extended. Write-offs are charged directly against the allowance for doubtful accounts and occur only after all collection efforts have been exhausted. At December 31, 2019 and 2018, the allowance for doubtful accounts was $4,786 and $2,933, respectively.
Long-Lived and Intangible Assets (including Goodwill)
Property, plant and equipment are stated at cost.
The Company reviews the recoverability of its finite long-lived assets, including finite-lived intangible assets, whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. For purposes of recognizing and measuring impairment, the Company evaluates long-lived assets/asset groups, other than goodwill, based upon the lowest level of independent cash flows ascertainable to evaluate impairment. If an impairment indicator exists, we compare the undiscounted future cash flows of the asset/asset group to the carrying value of the asset/asset group. If the sum of the undiscounted future cash flows is less than the carrying value of the asset/asset group, we would calculate discounted future cash flows based on market participant assumptions. If the sum of discounted cash flows is less than the carrying value of the asset/asset group, we would recognize an impairment loss. The impairment related to long-lived assets is measured as the amount by which the carrying amount of the asset(s)
exceeds
the fair value of the asset(s).
In the evaluation of the fair value and future benefits of finite long-lived assets attached to retail stores, the Company performs its cash flow analysis generally on a

store-by-store

basis. Various factors including future sales growth and profit margins are included in this analysis.
The Company evaluates the goodwill associated with its acquisitions, and other intangibles with indefinite lives, for impairment as of the first day of its fourth quarter based on current and projected performance, or more frequently if circumstances indicate a possible impairment. For purposes of testing goodwill for impairment, reporting units are determined by identifying operating segments within the Company’s organization which constitute a business for which discrete financial information is available and is reviewed by management. Components within an operating segment are aggregated to the extent that they have similar economic characteristics. Based on this evaluation, the Company has determined that its operating segments, wholesale and retail, represent reporting units for the purposes of its goodwill impairment test.

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
Our Trade names are treated as indefinite-lived intangible assets and, therefore are not amortized, but rather are tested for impairment annually in the fourth fiscal quarter, unless there are events requiring an earlier assessment or changes in circumstances during an interim period providing impairment indicators are present. When performing a quantitative impairment assessment of our Trade name indefinite-lived intangible assets, the fair value of the Trade names is estimated using a discounted cash flow analysis based on the “relief from royalty” method, assuming that a third party would be willing to pay a royalty in lieu of ownership for this intangible asset. This approach is dependent on many factors, including estimates of future growth, royalty rates, and discount rates. Actual future results may differ from these estimates. Impairment loss is recognized when the estimated fair value of the indefinite-lived intangible asset is less than its carrying amount.
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
The Company’s investments are included in other assets on the consolidated balance sheet and the results of the investees’ operations are included in other expense in the consolidated statement of operations and comprehensive (loss) income (see Note 14, Other Expense, net).
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

Under the terms of its agreements with its franchisees, the Company provides both: 1) brand value (via significant advertising spend) and 2) support with respect to planograms, in exchange for a royalty fee that ranges from 4% to 6% of the franchisees’ sales. The Company records the royalty fees at the time that the franchisees’ sales are recorded. Additionally, although the Company anticipates that future franchise store openings will be limited, when a franchisee opens a new store, the Company receives and records a one-time
fee which is earned by the Company for its assistance with site selection and development of the new location. Both the sales-based royalty fee and the one-time
fee are recorded in royalties and franchise fees in the Company’s consolidated statement of operations and comprehensive (loss) income.
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
Advertising
Advertising costs are expensed as incurred. Retail advertising expenses for the years ended December 31, 2019, December 31, 2018, and December 31, 2017 were $72,518, $68,756, and $61,187, respectively.
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
26
% of
Kazzam
’s equity, the Company has concluded that: a)
Kazzam
is a variable interest entity as it has insufficient equity at risk, and b) the Company is its primary beneficiary. Therefore, the Company has consolidated
Kazzam
into the Company’s financial statements.
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
In January 2020, the Company and Ampology terminated certain services agreements and warrants that Ampology had in the Company stock. The parties concurrently entered into an interim transition agreement
.

Art and Development Costs
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
basis.
If derivative financial instruments qualify as fair value hedges, the gain or loss on the instrument and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in net income during the period of the change in fair values. For derivative financial instruments that qualify as cash flow hedges (
i.e
., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive (loss) income and reclassified into net income in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of a cash flow hedge, if any, is determined based on the dollar-offset method (
i.e
., the gain or loss on the derivative financial instrument in excess of the cumulative change in the present value of future cash flows of the hedged item) and is recognized in net income during the period of change. As long as hedge effectiveness is maintained, interest rate swap arrangements and foreign currency exchange agreements qualify for hedge accounting as cash flow hedges (see Note 22, Derivative Financial Instruments).
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
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of the Company’s foreign currency adjustments and the impact of interest rate swap and foreign exchange contracts that qualify as hedges (see Note 22, Derivative Financial Instruments and Note 23, Changes in Accumulated Other Comprehensive Loss).
Foreign Currency Transactions and Translation
The functional currencies of the Company’s foreign operations are the local currencies in which they operate. Foreign currency exchange gains or losses resulting from receivables or payables in currencies other than the functional currencies generally are recognized in the Company’s statement of operations and comprehensive (loss) income. The balance sheets of foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect on the balance sheet date. The results of operations of foreign subsidiaries are translated into U.S. dollars at the average exchange rates effective for the periods presented. The differences from historical exchange rates are recorded as comprehensive (loss) income and are included as a component of accumulated other comprehensive loss.

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
A reconciliation between basic and diluted income per share is as follows:

	Fiscal Year Ended December 31,
	2019	2018	2017
Net (loss) income attributable to common shareholders of Party City Holdco Inc.:	$(532,495)	$123,259	$215,340
Weighted average shares—Basic:	93,295,692	96,133,144	118,589,421
Effect of dilutive restricted stock units:	—	9,661	—
Effect of dilutive stock options:	—	1,128,245	1,304,600

Weighted average shares—Diluted:	93,295,692	97,271,050	119,894,021
Net (loss) income per share attributable to common shareholders of Party City Holdco Inc.—Basic:	$(5.71)	$1.28	$1.81

Net (loss) income per share attributable to common shareholders of Party City Holdco Inc.—Diluted:	$(5.71)	$1.27	$1.79

During the year ended December 31, 2019, restricted stock, restricted stock units, stock options, and warrants were not included in the calculation of diluted net
loss per share attributable to common shareholders of Party City Holdco Inc.

During the years ended December 31, 2018, and December 31, 2017, 2,394,868 stock options and 2,392,150 stock options, respectively, were excluded from the calculations of net income per share attributable to common shareholders of Party City Holdco Inc.—diluted as they were anti-dilutive. Additionally, during each of
the years ended December 31, 2018, and December 31, 2017, 596,000 warrants were excluded from the calculations of net income per share attributable to common shareholders of Party City Holdco Inc.—diluted as they were anti-dilutive. Further, during the years ended December 31, 2018, and December 31, 2017, 141,400 restricted stock units and 0 restricted stock units, respectively, were excluded from the calculations of net income per share attributable to common shareholders of Party City Holdco Inc.—diluted as they were anti-dilutive.
Recently Issued Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No.
 2018-13,
“Fair Value Measurement (Topic 820)—Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”. The new guidance improves and clarifies the fair value measurement disclosure requirements of ASC 820. The new disclosure requirements include the disclosure of the changes in unrealized gains or losses included in other comprehensive (loss) income for recurring Level 3 fair value measurements held at the end of the reporting period and the explicit requirement to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The other provisions of ASU
2018-13
also include eliminated and modified disclosure requirements. The guidance is effective for fiscal years beginning after December 15, 2019, with early adoption permitted, including in an interim period for which financial statements have not been issued or made available for issuance. The Company has evaluated the impact of the adoption of this ASU and determined that it will have no significant impact on its condensed consolidated financial statements.

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
In January 2017 the FASB issued ASU No.
 2017-04,
“Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which eliminates the requirement to measure a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the amendments in ASU
2017-04,
an entity will perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized will not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity will consider income tax effects from any tax-deductible
goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The Company adopted ASU No.
 2017-04
during the first quarter of 2019
.

See Note 4.
In November 2016, the FASB issued ASU
2016-18,
“Statement of Cash Flows: Restricted Cash”. The pronouncement requires companies to show changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The Company adopted the pronouncement, which requires retrospective application, during the first quarter of 2018. The impact of such adoption was immaterial to the Company’s consolidated financial statements. See Note 27, Restricted Cash, for further discussion.
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
In June 2016, the FASB issued ASU
2016-13,
“Financial Instruments—Credit Losses”. The ASU changes how entities will account for credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The pronouncement is effective for the Company during the first quarter of 2020. The Company is still evaluating the impact of the ASU on its consolidated financial statements, but does not expect it to have a material impact on the Company’s consolidated financial statements.
In February 2016, the FASB issued ASU
2016-02,
“Leases”. The ASU requires that companies recognize assets and liabilities for the rights and obligations created by companies’ leases. The Company’s lease portfolio is primarily comprised of store leases, manufacturing and distribution facility leases, warehouse leases and office leases. Most of the leases are operating leases.
The Company adopted the new lease standard during the first quarter of 2019 and, to the extent required by the pronouncement, recognized a right of use asset and liability for its operating lease arrangements with terms of greater than twelve months. See the Company’s December 31, 2019 consolidated balance sheet for the impact of such adoption.

The pronouncement provided companies with a transition option under which they could opt to continue to apply legacy lease guidance in comparative periods. The Company elected such option. The Company’s December 31, 2018 consolidated balance sheet includes a $74,464 deferred rent liability in other long-term liabilities and a $7,170 deferred rent liability in accrued expenses. In the Company’s December 31, 2019 consolidated balance sheet, such accounts reduce the operating lease asset. Additionally, in the Company’s December 31, 2018 consolidated balance sheet, other intangible assets, net, includes a $3,904 intangible asset related to favorable leases and prepaid expenses and other current assets includes a $2,552 asset related to capitalized broker costs. In the Company’s December 31, 2019 consolidated balance sheet, such assets are included in the operating lease asset.
The pronouncement had no impact on the Company’s consolidated statement of operations and comprehensive loss and it did not impact the Company’s compliance with its debt covenants. Additionally, the standard requires companies to make certain disclosures. See Note 26, Leases.
In January 2016, the FASB issued ASU
2016-01,
“Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”. The update impacts the accounting for equity investments and the recognition of changes in fair value of financial liabilities when the fair value option is elected. The Company adopted the pronouncement during the first quarter of 2018 and such adoption had no impact on the Company’s consolidated financial statements.
In May 2014, the FASB issued ASU
2014-09,
“Revenue from Contracts with Customers (Topic 606)”. The pronouncement contains a five-step model which replaces most existing revenue recognition guidance. The new standard became effective for the Company on January 1, 2018. The Company adopted the pronouncement using the modified retrospective approach. Therefore, on January 1, 2018, the Company adjusted its accounting for certain discounts which are related to the timing of payments by customers of its wholesale business and the Company recorded a cumulative-effect adjustment which reduced retained earnings by $
46
. Additionally, as of such date, the Company modified its accounting for certain metallic balloon sales of its wholesale segment and started to defer the recognition of revenue on such sales, and the related costs, until the balloons have been filled with helium. As a result, the Company recorded a cumulative-effect adjustment which increased retained earnings by $
8
. Finally, as of such date, the Company adjusted its accounting for certain discounts on wholesale sales of seasonal product and the Company recorded a cumulative-effect adjustment which reduced retained earnings by $
40
.
See Note 24, Revenue from Contracts with Customers, for further discussion of the adoption of the pronouncement and the Company’s revenue recognition policy.

Note 3—Store Impairment and Restructuring charges
Each year, the Company typically closes approximately ten Party City stores as part of its typical network rationalization process and in response to ongoing consumer, market and economic changes that naturally arise in the business. During the year
ended
December 31
, 2019, the Company performed a comprehensive review of its store locations aimed at improving the overall productivity of such locations (“store optimization program”) and, after careful consideration and evaluation of the store locations, the Company made the decision to accelerate the optimization of its store portfolio with the closure of approximately 55 stores which are primarily located in close proximity to other Party City stores. These closings are expected to provide the Company with capital flexibility to expand into underserved markets.
In conjunction with the store optimization program, during the year ended December 31, 2019, the Company recorded the following charges:

December 31,
2019
Inventory reserves	$21,284
Operating lease asset impairment	14,943
Property, plant and equipment impairment	4,680
Labor and other costs incurred closing stores	8,754
Severance	661

Total	$50,322

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

Note 4—Goodwill

	Fiscal Year Ended December 31,
	2019	2018
Wholesale segment:
Beginning balance	$510,490	$513,946
Granmark acquisition	—	(1,115)
Print Appeal acquisition	—	277
Other acquisitions	—	132
Allocation of Goodwill from Retail segment	42,230
Goodwill impairment	(60,427)	—
Foreign currency translation	1,139	(2,750)

Ending balance	493,432	510,490
Retail segment:
Beginning balance	1,146,460	1,105,307
Store acquisitions	2,557	42,801
Acquisitions	15,375	—
Sale of Canadian-based Party City stores	(48,241)	—
Allocation of Goodwill to Wholesale segment	(42,230)	—
Goodwill impairment	(495,629)	—
Foreign currency translation	606	(1,648)

Ending balance	578,898	1,146,460

Total ending balance, both segments	$1,072,330	$1,656,950

The Company reviews goodwill and other intangibles that have indefinite lives for impairment annually as of October 1 or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. Impairment testing is based upon the best information available including estimates of fair value which incorporate assumptions marketplace participants would use in making their estimates of fair value. Significant assumptions and estimates are required, including, but not limited to, projecting future cash flows, determining appropriate discount rates and terminal growth rates, and other assumptions, to estimate the fair value of goodwill and indefinite lived intangible assets. Although the Company believes the assumptions and estimates made are reasonable and appropriate, different assumptions and estimates could materially impact its reported financial results.
During the three months ended September 30, 2019, and the three months ended December 31, 2019, the Company identified an impairment indicator associated with its market capitalization and performed impairment tests on the goodwill at its wholesale and retail reporting units and its other indefinite lived intangible assets as of September 30, 2019 and December 31, 2019. The Company recognized non-cash pre-tax goodwill impairment charges at September 30, 2019 of
$224,100 and $35,000
and at December 31, 2019, of $271,500 and $25,400, against the goodwill associated with its retail and wholesale reporting units, respectively.
Note 5—Sale/Leaseback Transaction
In June 2019, the Company sold its main distribution center in Chester, New York, its metallic balloons manufacturing facility in Eden Prairie, Minnesota and its injection molded plastics manufacturing facility in Los Lunas, New Mexico. Simultaneously, the Company entered into twenty-year leases for each of the facilities. The aggregate sale price was $128,000 and, during the yea
r
 ended
December 31
, 2019, the Company recorded a $58,381 gain on the sale, net of transaction costs, in the Company’s condensed consolidated statement of operations and comprehensive loss.

8
7

Under the terms of the lease agreements, the Company will pay total rent of $8,320 during the first year and the annual rent will increase by 2% thereafter.
The Chester and Eden Prairie leases are being accounted for as operating leases and the sale of such properties is included in the gain above.
However, for the Los Lunas property, the present value of the lease payments is greater than substantially all of the fair value of the assets. Therefore, the lease is a finance lease and sale accounting treatment is prohibited. As such, the Company accounted for the proceeds as a financing lease. As of December 31, 2019, $11,990 is recorded in long-term obligations in the Company’s consolidated balance sheet.
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
During June 2019, the Company used proceeds from the sale (net of costs) of $125,864 to paydown outstanding Term Loan debt of $62,770 with the balance used to paydown the ABL. See Note 12.
Note 6—Disposition of Assets
On October 1, 2019, the Company sold its Canadian-based Party City stores to a Canadian-based retailer for $131,711 and entered into a
10-year
supply agreement under which the acquirer agreed to purchase product from the Company for such Party City stores, as well as the acquirer’s other stores. The Company will use
the net proceeds to paydown debt.
For the years ended December 31, 2019, 2018, and 2017, the Canadian-based Party City stores had pre-tax
income of $2,631, $10,737, and $8,947, respectively.

The Company recorded a $2,873 gain on sale
 of assets
, which is reported in Other expense, net on the Consolidated Statement of Operations and Comprehensive
(
L
oss)
Income.
Note 7—Inventories, Net
Inventories consisted of the following:

	December 31,
	2019	2018
Finished goods	$606,036	$706,327
Raw materials	34,259	33,423
Work in process	18,124	16,288

	$658,419	$756,038

See Note 2, Summary of Significant Accounting Policies, for a discussion of the Company’s accounting policies for inventories.

Note 8—Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	December 31,
	2019	2018	Useful lives
Machinery and equipment	$255,908	$216,097	3-15 years
Buildings	9,838	68,810	40 years
Data processing equipment	92,256	82,735	3-5 years
Leasehold improvements	117,894	137,508	1-10 years
Furniture and fixtures	168,296	191,183	5-10 years
Land	7,047	11,069

	651,240	707,402
Less: accumulated depreciation	(407,668)	(386,358)

	$243,572	$321,044

Depreciation expense related to property, plant and equipment, including assets under finance
leases, was $67,016, $66,304, and $68,209, for the years ended December 31, 2019, December 31, 2018, and December 31, 2017, respectively. Assets under fin
ance
 leases are principally included in machinery and equipment in the table above.

See Note 3 for detail regarding property, plant and equipment impairment.
Note 9—Acquisitions
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
The allocation of the purchase price for the business
combination
s
 was based on the Company’s estimate of the fair value of the assets acquired and liabilities assumed. Goodwill, which is tax-deductible,
arose due to numerous factors, including the wholesale profit generated via the sale of product from the Company’s wholesale operations through the acquired
stores. Goodwill also arose due to: the value to the Company of customers knowing that there are party stores in the locations (when the Company opens a new store, sales are initially lower than those of mature stores and increase over time), the Company’s ability to run the stores more efficiently than the franchisee based on the Company’s experience with its corporate-owned stores and the assembled workforce at the acquired
stores.

Also, during 2018, the Company entered into an agreement to acquire 11 independent stores, which are located in Texas. The Company will take control of the stores one at a time over a period of approximately two years. During 2018, the Company took control of eight of the 11 stores, for total business combination consideration of approximately $4,400.
The
allocation of the purchase price
was based on
the
Company’s
estimate of
the
fair value
 of the

assets
 acquired and liabilities assumed
. Goodwill, which is
tax-deductible,
arose due to numerous factors, including the wholesale profit generated via the sale of product from the Company’s wholesale operations through the stores. Due to the fact that the stores were independent stores and, therefore, possessed a relatively small percentage of inventory that came from the Company’s wholesale operations, going forward the Company will significantly increase such percentage. Additionally, goodwill arose due to: the value to the Company of customers knowing that there are party stores in the locations, the Company’s ability to run the stores more efficiently than the current operator based on the Company’s experience with its corporate-owned stores and the assembled workforce at the eight stores.

In 2019 the Company acquired the remainder of the 11 stores.
In November 2019
the Company acquired all of the stock of two European-based online retailers, Livario GmbH and Webdots GmbH, for total cash consideration of approximately
$9 million.
Pro forma financial information has not been presented because the impact of the acquisitions individually, and in the aggregate, is not material to the Company’s consolidated financial results.
Note 10—Intangible Assets
The Company had the following other identifiable
finite-lived
intangible assets:

	December 31, 2019
	Cost	Accumulated Amortization	Net Carrying Value	Useful lives
Franchise-related intangible assets	$77,377	$50,658	$26,719	4-19 years
Customer lists and relationships	62,144	45,940	16,204	2-20 years
Copyrights and designs	31,453	29,416	2,037	5-7 years
Non-compete agreements	500	400	100	5 years

Total	$171,473	$126,413	$45,060

	December 31, 2018
	Cost	Accumulated Amortization	Net Carrying Value	Useful lives
Franchise-related intangible assets	$77,377	$41,877	$35,500	4-19 years
Customer lists and relationships	61,405	41,167	20,238	2-20 years
Copyrights and designs	26,030	25,708	322	5-7 years
Lease agreements	17,830	13,926	3,904	1-17 years
Non-compete agreements	500	300	200	5 years

Total	$183,142	$122,978	$60,164

The Company is amortizing the majority of its intangible assets utilizing accelerated patterns based on the discounted cash flows that were used to value such assets. The amortization expense for finite-lived intangible assets for the years ended December 31, 2019, December 31, 2018, and December 31, 2017 was $
14,100
, $
12,271
, and $
16,959
, respectively. Estimated amortization expense for each of the next five years will be approximately $
10,720
, $
8,803
, $
5,975
,
$4,658,
and $
4,036
, respectively.
In addition to the Company’s finite-lived intangible assets, the
Company
has recorded indefinite-lived intangible assets for the Party City trade name, the Amscan trade name, the Halloween City trade name, the

Christys
trade name, the Granmark trade name, the partycity.com domain name and the partydelights.co.uk domain name. During 2019, the Company recorded a Halloween City tradename impairment charge of $6,575.
Note 11—Loans and Notes Payable
ABL Facility
Prior to April 2019, the Company had a $540,000 asset-based revolving credit facility (with a seasonal increase to $640,000 during a certain period of each calendar year) (“ABL Facility”)
. During April 2019, the Company amended the ABL Facility. Such amendment removed the seasonal component and made the facility a $640,000 facility on a year-round basis. The ABL
Facility

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
In connection with entering into and amending the ABL Facility, the Company incurred and capitalized third-party costs. All capitalized costs are being amortized over the life of the ABL Facility and are included in loans and notes payable in the Company’s consolidated balance sheet. The balance of related unamortized financing costs at December 31, 2019 was $1,992.
Borrowings under the ABL Facility totaled $129,350 at December 31, 2019. The weighted average interest rate for such borrowings was 5.19% at December 31, 2019. Outstanding standby letters of credit totaled $25,128 at December 31, 2019 and, after considering borrowing base restrictions, at December 31, 2019 PCHI had $350,033 of available borrowing capacity under the terms of the facility.
Other Credit Agreements
The Company’s subsidiaries have also entered into several foreign asset-based and overdraft credit facilities that provide the Company with additional borrowing capacity. At December 31, 2019 and 2018, there were $1,447 and $1,710 borrowings outstanding under the foreign facilities, respectively. The facilities contain customary affirmative and negative covenants.
Note 12—Long-Term Obligations
Long-term obligations consisted of the following:

	December 31,
	2019	2018
Senior secured term loan facility (“Term Loan Credit Agreement”)	$718,596	$791,135
6.125% Senior Notes—due 2023	347,015	346,191
6.625% Senior Notes—due 2026	494,910	494,138
Finance lease obligations	14,990	3,815

Total long-term obligations	1,575,511	1,635,279
Less: current portion	(71,524)	(13,316)

Long-term obligations, excluding current portion	$1,503,987	$1,621,963

Debt Amendments and Re
financi
ng
The Term Loan Credit Agreement was amended in February 2018, lowering ABR and LIBOR margins to their current levels. As the Term Loan Credit Agreement is a loan syndication, the Company assessed, on a creditor-by-creditor
basis, whether the refinancing should be accounted for as an extinguishment or a modification for each creditor and, during 2018, the Company wrote-off
$186 of existing deferred financing costs, a $102 capitalized original issue discount and $58 of capitalized call premium. The write-offs were recorded in other expense in the Company’s consolidated statement of operations and comprehensive (loss) income. The remaining deferred financing costs, original issue discount and capitalized call premium will continue to be amortized over the life of the Term Loan Credit Agreement, using the effective interest method. Additionally, in conjunction with the amendment, the Company incurred $856 of banker and legal fees, $800 of which were recorded in other expense during 2018. The rest of the costs are being amortized over the term of the debt.
During August 2018, the Company executed a refinancing of its debt portfolio and issued $500,000 of new 6.625%

senior notes
,
ma
tu
ring
in 2026. The Company used the proceeds from the notes to: (i) reduce the outstanding balance under its existing ABL Facility, which is included in loans and notes payable on the
Company’s condensed consolidated balance sheet, by $90,000 and (ii) voluntarily prepay $400,000 of the outstanding principal under its existing Term Loan Credit Agreement. Additionally, as part of the refinancing, the Company extended the maturity of the ABL Facility to August 2023 (subject to a springing maturity at an earlier date if the maturity date of certain of the Company’s other debt has not been extended or refinanced).
As the partial prepayment of the Term Loan Credit Agreement was in accordance with the terms of such agreement, at the time of such prepayment the Company wrote-off
a
pro-rata
portion of the existing capitalized deferred financing costs and original issuance discounts, $1,824, for investors who did not participate in the new notes. Such amount was recorded in other expense in the Company’s consolidated statement of operations and comprehensive
(
loss
)
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
 (loss)
income.
Additionally, in conjunction with the issuance of the notes, the Company incurred third-party fees (principally banker fees). To the extent that such fees related to investors for whom their original debt was not extinguished, the Company expensed the portion of such fees, $2,270 in aggregate, that related to such investors.

Such amount was
recorded
in other expense in the Company’s consolidated statement of operations and comprehensive (loss) income. The remainder of the third-party fees, $
6,230
, have been capitalized and will be amortized over the remaining life of the debt using the effective interest method.
Further, in conjunction with the extension of the ABL Facility, the Company compared the borrowing capacities of the pre-amendment
facility and the post-amendment facility, on a
creditor-by-creditor
basis, and concluded that $29 of existing deferred financing costs should be written-off.
Such amount was recorded in other expense in the Company’s consolidated statement of operations and comprehensive
(loss)
income. The remaining capitalized costs, and $986 of new third-party costs incurred in conjunction with the extension, are being amortized over the revised term of the ABL Facility.
During June 2019, in conjunction with a sale/leaseback transaction, the Company amended the Term Loan Credit Agreement and financed its Los Lunas, New Mexico facility. See Note 5, Sales/Leaseback Transaction, for further detail. The finance lease obligations above include $11,990 related to the Los Lunas, New Mexico facility.
Term Loan Credit Agreement
The Term Loan Credit Agreement
, as amended
,
 provides for two pricing options for outstanding loans: (i) an ABR for any day, a rate per annum equal to the greater of (a) the prime rate in effect on such day, (b) the federal funds effective rate in effect on such day plus 0.5%, (c) the adjusted LIBOR rate plus 1% and (d) 1.75% or (ii) the LIBOR rate, with a LIBOR floor of 0.75%, in each case plus an applicable margin. The applicable margin for
ABR and
LIBOR borrowings
 are
1.75%
and
 2.75%,
respectively, and will drop to 1.50% and 2.50%, respectively, if

PCHI’s Senior Secured Leverage Ratio
,
 as defined by the agreement
, falls below 3.2 to 1.0
.
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
100
% of the net cash proceeds of any incurrence of debt other than debt permitted under the Term Loan Credit Agreement, and (iii)
50
% of Excess Cash Flow, as defined

in the agreement, if any (reduced to
25
% if PCHI’s first lien leverage ratio (as defined in the agreement) is less than
3.50
to
1.00
, but greater than
2.50
to
1.00
, and
0
% if PCHI’s first lien leverage ratio is less than
2.50
to
1.00). As indicated in Note 5, the Company paid down Term Loan debt of $62,770. Additionally, in connection with the 2019 sale leaseback transaction and the sale of its Canadian retail operations, the Company is obligated to use net proceeds that remain uninvested on the anniversary date of each transaction to pay its term loan principal. Although there is no assurance that net proceeds will remain uninvested at the 2020 anniversary dates, the Company has classified an additional $58,000 of term loan principal as the current portion of long-term debt.
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
At December 31, 2019, the principal amount of term loans outstanding under the Term Loan Credit Agreement was $725,131. Such amount is recorded net of original issue discounts, capitalized call premiums and deferred financing costs on the Company’s consolidated balance sheet. At December 31, 2019, original issue discounts, capitalized call premiums and deferred financing costs totaled $6,535. At December 31, 2019, all outstanding borrowings were based on LIBOR and were at a weighted average interest rate of 4.22%.
6.125% Senior Notes—Due 2023 (“6.125% Senior Notes”)
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
The indenture governing the notes contains certain covenants limiting, among other things and subject to certain exceptions, PCHI’s ability to:
•	incur additional indebtedness or issue certain disqualified stock and preferred stock;
•	pay dividends or distributions, redeem or repurchase equity;
•	prepay subordinated debt or make certain investments;

•	engage in transactions with affiliates;

•	consolidate, merge or transfer all or substantially all of PCHI’s assets;

•	create liens; and

•	transfer or sell certain assets.

The indenture governing the notes also contains certain customary affirmative covenants and events of default.
The Company may redeem the notes, in whole or in part, at the following (expressed as a percentage of the principal amount to be redeemed):

Twelve-month period beginning on August 15,	Percentage
2019	101.531%
2020 and thereafte r	100.000%

Also, if the Company experiences certain types of change in control, as defined, the Company may be required to offer to repurchase the Senior Notes at 101% of their principal amount.
In connection with issuing the notes, the Company incurred and capitalized third-party costs. Capitalized costs are being amortized over the life of the debt and are included in long-term obligations, excluding current portion, in the Company’s consolidated balance sheet. At December 31, 2019,
$2,985 of costs were capitalized.
6.625% Senior Notes—Due 2026 (“6.625% Senior Notes”)
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
In connection with issuing the notes, the Company incurred and capitalized third-party costs. Capitalized costs are being amortized over the life of the debt and are included in long-term obligations, excluding current portion, in the Company’s consolidated balance sheet. At December 31, 2019, $5,090 of costs were capitalized.
Finance Lease Obligations
Additionally, the Company has entered into various finance leases for building, machinery and equipment. At December 31, 2019 and December 31, 2018 the balances of such leases were $14,990 and $3,815, respectively.
Other
Subject to certain exceptions, PCHI may not make certain payments, including the payment of dividends to its shareholders (“restricted payments”), unless certain conditions are met under the terms of the indentures governing the senior notes, the ABL Facility and the Term Loan Credit Agreement. As of December 31, 2019, the most restrictive of these conditions existed in the Term Loan Credit Agreement, which limits restricted payments based on PCHI’s consolidated net income and leverage ratios. As of December 31, 2019, PCHI had $141,694 of capacity under the debt instrument to make restricted payments. PCHI’s parent companies, PC Intermediate, PC Nextco and Party City Holdco, have no assets or operations other than their investments in their subsidiaries and income from those subsidiaries.
At December 31, 2019, maturities of long-term obligations consisted of the following:

	Long-Term Debt Obligations	Finance Lease Obligations	Totals
2020	$70,462	$1,062	$71,524
2021	12,266	1,431	13,697
2022	641,237	1,259	642,496
2023	350,000	390	350,390
2024	—	521	521
Thereafter	500,000	10,327	510,327

Long-term obligations	$1,573,965	$14,990	$1,588,955

Note 13—Capital Stock
At December 31, 2019, the Company’s authorized capital stock consisted of 300,000,000 shares of $0.01 par value common stock and 15,000,000 shares of $0.01 par value preferred stock.

The changes in common shares outstanding during the three years ended December 31, 2017, December 31, 2018, and December 31, 2019 were as follows:

Common Shares Outstanding at December 31, 2016	119,515,894
Treasury stock purchases	(23,379,567)
Exercise of stock options	243,775

Common Shares Outstanding at December 31, 2017	96,380,102
Issuance of restricted shares	589,736
Treasury stock purchases	(3,785,658)
Issuance of shares to directors	13,249
Exercise of stock options	425,505

Common Shares Outstanding at December 31, 2018	93,622,934
Issuance of restricted stock and restricted stock units	564,729
Treasury stock purchases	(15,679)
Vesting of restricted stock and restricted stock units	74,292
Exercise of stock options	215,300

Common Shares Outstanding at December 31, 2019	94,461,576

During the year ended December 31, 2019, the Company purchased
15,679
treasury shares for
$156
from its employees to cover federal and state and other tax withholdings associated with the vesting of restricted stock and restricted stock units. Additionally, during the year ended December 31, 2018, the Company acquired
3,785,658 treasury shares for $40,197. The shares are included in “common stock held in treasury” in the Company’s consolidated balance sheet.

Note 14—Other Expense, net

	Fiscal Year Ended December 31,
	2019	2018	2017
Other expense, net consists of the following:
Undistributed (income) in equity method investments	$(472)	$(369)	$(194)
Foreign currency losses	421	24	466
Debt refinancings (see Note 12 )	36	6,237	—
Corporate development expenses	2,472	4,387	2,660
(Gain) on sale of Canada retail assets	(2,873)	—	—
Sale of ownership interest in Punchbowl (see Note 21)	2,169	—	—
Other, net	118	703	1,694

Other expense , net	$1,871	$10,982	$4,626

Note 15—Employee Benefit Plans
Certain subsidiaries of the Company maintain defined contribution plans for eligible employees. The plans require the subsidiaries to match from approximately 11% to 100% of voluntary employee contributions to the plans, not to exceed a maximum amount of the employee’s annual salary, ranging from 5% to 6%. Expense for the plans for the years ended December 31, 2019, December 31, 2018, and December 31, 2017 totaled $7,944, $6,454, and $6,565, respectively.

Note 16—Equity Incentive Plans
Party City Holdco has adopted the Amended and Restated 2012 Omnibus Equity Incentive Plan (the “2012 Plan”) under which it can grant incentive awards in the form of stock appreciation rights, restricted stock
,

restricted stock units and
common stock options to certain directors, officers, employees and consultants of Party City Holdco and its affiliates. A committee of Party City Holdco’s Board of Directors, or the Board itself in the absence of a committee, is authorized to make grants and various other decisions under the 2012 Plan. The maximum number of shares reserved under the 2012 Plan is 15,316,000 shares.
Time-based options
Party City Holdco grants time-based options to key eligible employees and outside directors. In conjunction with the options, the Company recorded compensation expense of $1,319, $1,744, and $5,309 during the years ended December 31, 2019, December 31, 2018, and December 31, 2017, respectively.
The fair value of time-based options granted during the year ended December 31, 2019 was estimated on the grant date using a Black-Scholes option valuation model based on the assumptions in the following table:

Expected dividend rate	—%
Risk-free interest rate	1.88% to 2.44%
Volatility	29.06% to 30.78%
Expected option term	6 years—6.5 years

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
The Company’s time-based options principally vest 20% on each anniversary date. The Company records compensation expense for such options on a straight-line basis. As of December 31, 2019, there was $1,893 of unrecognized compensation cost, which will be recognized over a weighted-average period of approximately 30 months.
Performance-based options
During 2013, Party City Holdco granted performance-based stock options to key employees and independent directors. For performance-based options, vesting is contingent upon Thomas H. Lee Partners, L.P. (“THL”) achieving specified investment returns when it sells its ownership stake in Party City Holdco. Since the sale of all
THL’s shares cannot be assessed as probable before it occurs, no compensation expense has been recorded for the performance-based options that have been granted. As of December 31, 2019, 2,808,400 performance-based options were outstanding.
Based on a Monte Carlo simulation and the following assumptions, the options have an average grant date fair value of $3.09 per option:

Expected dividend rate	—%
Risk-free interest rate	1.86%
Volatility	52.00%
Expected option term	5 years

As
Party
City Holdco’s stock was not publicly traded when the performance-based options were granted, the Company determined volatility based on the average historical volatility of guideline companies.
The following table summarizes the changes in outstanding stock options for the years ended December 31, 2017, December 31, 2018, and December 31, 2019.

	Options	Average Exercise Price	Average Fair Value of Time-Based Options at Grant Date	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2016	8,461,826
Granted	101,444	$14.38	4.46
Exercised	(243,775)	5.33
Forfeited	(294,734)	9.47

Outstanding at December 31, 2017	8,024,761	8.89		40,634	6.0
Granted	187,080	14.63	4.98
Exercised	(425,505)	5.33
Forfeited	(859,162)	7.84

Outstanding at December 31, 2018	6,927,174	9.39		4,089	5.2
Granted	337,000	6.43	2.16
Exercised	(215,300)	5.33
Forfeited	(730,157)	13.00

Outstanding at December 31, 2019	6,318,717	8.95		(41,784)	4.4
Exercisable at December 31, 2019	2,650,034	11.64		(24,642)	4.5
Expected to vest at December 31, 2019 (excluding performance-based options)	860,284	$12.50		$(8,743)	7.6
The intrinsic value of options exercised was $1,254, $3,351 and $1,972 for the years ended December 31, 2019, December 31, 2018, and December 31, 2017, respectively. The fair value of options vested was $2,118, $2,819, and $4,354, during the years ended December 31, 2019, December 31, 2018, and December 31, 2017, respectively.
Restricted stock and Restricted Stock Units
During 2018, the Company started granting restricted stock and restricted stock units to certain executives, senior leaders and the Company’s independent directors. To the extent that the awards vest, the participants receive shares of the Company’s stock.
Of the awards that were granted, 358,506 awards vest solely based on service conditions. To the extent that such awards vest, one share of stock is issued for each award.
Additionally, the Company granted awards which vest if certain cash flow and earnings per share targets are met. Depending on the achievement of such targets, a maximum of 2,834,390 shares could be issued due to such awards.
The service-based awards vested 1/3 on January 1, 2019 and will vest 1/3 each on January 1, 2020 and January 1, 2021. During the years
ended December 31,
2019 and December 31,
2018, the Company recorded
 $2,033 and
$1,174 of compensation expense related to the service-based awards
, respectively
.
The performance-based awards vest if certain cash flow and earnings per share targets are met for the three-year period from January 1, 2018 to December 31, 2020. The Company recognizes compensation expense for such awards if it is probable that the performance conditions will be achieved. Based on the Company’s results for the year ended December 31, 2019 and December 31, 2018 and its projections for the year ending December 31, 2020, as of December 31, 2019 the Company concluded that it was not probable that such performance conditions will be met and, therefore, the Company did not record any compensation expense for the awards during the years ended December 31, 2019 and December 31, 2018.
The Company has based its estimated forfeiture rate for the restricted stock units and restricted stock
on historical forfeitures for the Company’s time-based stock options as the number of awards given to each of the various levels of management is principally consistent with historical stock option grants and forfeitures are expected to be materially consistent with past experience.
As of December 31, 2019 and December 31, 2018, there were $2,158 and

$
1,817 of unrecognized compensation cost for the service-based awards
, respectively
.
Note 17—Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the
“
Act”) was signed into law. The Act significantly changed U.S. tax law, including lowering the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018, and implementing a one-time
“deemed repatriation” tax on unremitted earnings accumulated in
non-U.S.
jurisdictions since 1986 (the “Transition Tax”).
I
n
2017, the Company recorded a provisional estimate of the impact of the Act, which included an income tax benefit of $90,965 related to the remeasurement of its domestic net deferred tax liabilities and deferred tax assets due to the lower U.S. corporate tax rate
,

and
a net income tax expense of $1,132 as its provisional estimate of the Transition Tax related to the deemed repatriation of unremitted earnings of foreign subsidiaries. During the fourth quarter of 2018, the Company finalized its assessment of the impact of the Act on the Company’s domestic net deferred tax liabilities and deferred tax assets and recorded an income tax benefit of $2,049
,
as well as
additional income tax expense of $151
 related to the Transition Tax
.
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
A summary of domestic and foreign income before income taxes follows:

	Fiscal Year Ended December 31,
	2019	2018	2017
Domestic	$(572,287)	$132,482	$153,280
Foreign	38,124	29,115	34,864

Total	$(534,163)	$161,597	$188,144

The income tax expense (benefit) consisted of the following:

	Fiscal Year Ended December 31,
	2019	2018	2017
Current:
Federal	$28,908	$20,609	$61,890
State	4,613	5,726	6,267
Foreign	12,540	7,870	7,298

Total current expense	46,061	34,205	75,455
Deferred:
Federal	(37,166)	6,194	(101,774)
State	(11,207)	(880)	(796)
Foreign	1,007	(741)	(81)

Total deferred (benefit) expense	(47,366)	4,573	(102,651)

Income tax (benefit) expense	$(1,305)	$38,778	$(27,196)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Deferred income tax assets and liabilities consisted of the following:

	December 31,
	2019	2018
Deferred income tax assets:
Inventory reserves and capitalization	$8,659	$8,664
Allowance for doubtful accounts	1,194	709
Accrued liabilities	8,391	7,087
Equity based compensation	3,998	3,431
Federal tax loss carryforwards	525	743
State tax loss carryforwards	2,703	1,554
Foreign tax loss carryforwards	15,874	14,034
Foreign tax credit carryforwards	5,397	5,397
Deferred rent and lease incentives (1)	—	13,565
Section 163(j) Interest Limitation	9,134	1,625
Lease Liabilities	224,966	—
Other	2,231	1,808

Deferred income tax assets before valuation allowances	283,072	58,617
Less: valuation allowances	(24,623)	(21,879)

Deferred income tax assets, net	$258,449	$36,738

Deferred income tax liabilities:
Depreciation	$21,211	$23,720
Trade Name	135,751	145,767
Amortization of goodwill and other assets	16,111	38,712
Foreign earnings expected to be repatriated	1,177	1,132
Lease Right of Use Assets	208,772	—
Other	1,488	826

Deferred income tax liabilities	$384,510	$210,157

(1)	In accordance with ASC 842, deferred rent and lease incentives are part of the Lease Right of Use Assets as of 2019.

The Company nets all of its deferred income tax assets and liabilities on a jurisdictional basis and classifies them as noncurrent on the balance sheet. In the Company’s December 31, 2019 consolidated balance sheet,
$20 was included in “other assets, net” and $126,081 was included in deferred income tax liabilities. In the Company’s December 31, 2018 consolidated balance sheet,

$
1,008
was included in “other assets, net” and $
174,427
was included in deferred income tax liabilities.
Management assesses the available positive and negative evidence to estimate if sufficient taxable income will be generated to realize existing deferred tax assets. On the basis of this evaluation, a valuation allowance was recorded to reduce the total deferred tax assets to an amount that will, more-likely-than-not,
be realized in the future. The
change in the
valuation allowance

primarily
relates
to
carryfo
r
ward
s
of
foreign
and state
net operating
loss
es,
and
the ending balance also includ
es

foreign tax credit carryforwards
.
As of December 31, 2019, the Company had foreign
tax-effected
net operating loss carryforwards in Germany of $9,134, the United Kingdom of $4,269, and Australia of $599, all of which have an unlimited carryforward; as well as $1,872 from other foreign countries, which expire at different dates. In addition, the U.S. federal net operating loss carryforwards begin to expire in 2032, the U.S. state net operating loss carryforwards begin to expire in 2022 and the foreign tax credit carryforwards begin to expire in 2020.
The difference between the Company’s effective income tax rate and the U.S. statutory income tax rate is as follows:

	Fiscal Year Ended December 31,
	2019	2018	2017
Tax provision at U.S. statutory income tax rate	21.0%	21.0%	35.0%
State income tax, net of federal income tax	1.0	2.4	1.9
Domestic production activities deduction	—	—	(1.4)
Valuation allowances	(0.4)	0.6	2.1
GILTI and Foreign-Derived Intangible Income	(0.6)	1.1	—
Foreign earnings	(1.5)	0.2	(1.7)
U.S.—foreign rate differential	(0.6)	0.4	(1.9)
Transition Tax on unremitted foreign earnings, net	—	0.1	0.6
Effect of the Act on Federal deferred income tax assets and liabilities	—	(1.3)	(48.4)
Goodwill Impairment	(17.9)	—	—
Other	(0.8)	(0.5)	(0.7)

Effective income tax rat e	0.2%	24.0%	(14.5)%

Transition
Tax on Unremitted Foreign Earnings:
As a result of the Act, the U.S. transitioned from a worldwide system of international taxation
to a territorial tax system, thereby eliminating the U.S. federal tax on foreign earnings. However, the Act required a one-time
deemed repatriation tax on such earnings and, accordingly, during the fourth quarter of 2017, the Company provisionally recorded a Transition Tax of $11,500 related to such requirement. Prior to the fourth quarter of 2017, the Company recorded deferred income tax liabilities for certain foreign earnings which were expected to be remitted to the U.S. in future periods. Therefore, the expense that was recorded due to the deemed repatriation tax, $11,500, was mostly offset by the reversal of previously recorded deferred income tax liabilities on unremitted foreign earnings, $10,368. During the fourth quarter of 2018, the Company finalized its assessment of the Transition Tax and recorded additional income tax expense of $151.
At December 31, 2019,
$4,205 of the Transition Tax remains unpaid and is recorded in “
O
ther long-term liabilities” in the Company’s consolidated balance sheet.
The Company has elected to pay the
Transition
Tax over eight annual installments without interest. A deferred tax liability, in the amount of $1,177, is recorded on the Company’s consolidated balance sheet due to the impact of foreign withholding taxes and state income taxes on the future repatriation of certain foreign earnings. No provision has been made for deferred taxes related to any other remaining historical outside basis differences in the Company’s
non-U.S.
subsidiaries.

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
Goodwill Impairment:
During the third
and fourth
quarter
s
of 2019, the Company recognized
non-cash
goodwill impairment charge
s
totaling
$556,056. No tax benefit was recognized on $455,689 of the charge, resulting in a 17.9% unfavorable impact to the income tax rate.
Other differences between the effective income tax rate and the federal statutory income tax rate are composed primarily of reserves for unrecognized tax benefits, non-deductible
meals and entertainment expenses, benefits related to the exercise of stock options, and the Work Opportunity Tax Credit.
The following table summarizes the activity related to the Company’s gross unrecognized tax benefits:

	Fiscal Year Ended December 31,
	2019	2018	2017
Balance at beginning of year	$1,320	$855	$913
Increases related to current period tax positions	652	40	100
Increases (decreases) related to prior period tax positions	3,030	495	(158)
Decreases related to settlements	—	—	—
Decreases related to lapsing of statutes of limitations	(111)	(70)	—

Balance at end of year	$4,891	$1,320	$855

The Company’s total unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate were $4,891 and $1,320 at December 31, 2019 and 2018, respectively. As of December 31, 2019, it is reasonably possible that the total amount of unrecognized tax benefits could
decrease
 b
y approximately $3,000
within the next 12 months.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company has accrued $618 and $129 for the potential payment of interest and penalties at December 31, 2019 and 2018, respectively. Such amounts are not included in the table above.
The IRS is currently conducting an examination of the year ended December 31, 2015. For U.S. state income tax purposes, tax years 201
5
-201
9
generally remain open; whereas for
non-U.S.
income tax purposes, tax years 201
4
-201
9
generally remain open.
Note 18—Commitments, Contingencies and Related Party Transactions
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

At December 31, 2019, the Company’s commitment to pay future minimum product royalties was as follows:

Future Minimum Royalty Payments
2020	$35,525
2021	10,393
2022	5,820
Thereafter	—

$51,738

Product royalty expense for the years ended December 31, 2019, December 31, 2018, and December 31, 2017 was $48,170, $51,002, and $46,242, respectively.
Related Party Transactions
In the normal course of business, the Company buys and sells party goods from/to certain equity method investees. Such activity is immaterial to the Company’s consolidated financial statements.
Note 19—Segment Information
Industry Segments
The Company has two identifiable business segments. The Wholesale segment designs, manufactures, contracts for manufacture and distributes party goods, including paper and plastic tableware, metallic and latex balloons, Halloween and other costumes, accessories, novelties and stationery throughout the world. The Retail segment operates specialty retail party supply stores in the United States, principally under the names Party City and Halloween City, and it operates
e-commerce
websites, principally through the domain name PartyCity.com.
The Company’s industry segment data for the years ended December 31, 2019, December 31, 2018, and December 31, 2017 are as follows:

	Wholesale	Retail	Consolidated
Year Ended December 31, 2019
Revenues:
Net sales	$1,240,026	$1,742,136	$2,982,162
Royalties and franchise fees	—	9,279	9,279

Total revenues	1,240,026	1,751,415	2,991,441
Eliminations	(642,652)	—	(642,652)

Net revenues	$597,374	$1,751,415	$2,348,789

Income ( loss ) from operations	$4,152	$(421,545)	$(417,393)

Interest expense, net			114,899
Other expense, net			1,871

Loss before income taxes			$(534,163)

Depreciation and amortization	$27,845	$53,271	$81,116

Capital expenditures	$29,480	$32,253	$61,733

Total assets	$1,912,522	$1,682,797	$3,595,319

10
4

	Wholesale	Retail	Consolidated
Year Ended December 31, 2018
Revenues:
Net sales	$1,325,490	$1,802,834	$3,128,324
Royalties and franchise fees	—	11,073	11,073

Total revenues	1,325,490	1,813,907	3,139,397
Eliminations	(711,882)	—	(711,882)

Net revenues	$613,608	$1,813,907	$2,427,515

Income from operations	$45,180	$233,105	$278,285

Interest expense, net			105,706
Other expense, net			10,982

Income before income taxes			$161,597

Depreciation and amortization	$28,368	$50,207	$78,575

Capital expenditures	$33,890	$51,771	$85,661

Total assets	$1,346,856	$2,295,491	$3,642,347

	Wholesale	Retail	Consolidated
Year Ended December 31, 2017
Revenues:
Net sales	$1,260,089	$1,728,589	$2,988,678
Royalties and franchise fees	—	13,583	13,583

Total revenues	1,260,089	1,742,172	3,002,261
Eliminations	(630,692)	—	(630,692)

Net revenues	$629,397	$1,742,172	$2,371,569

Income from operations	$68,130	$212,006	$280,136

Interest expense, net			87,366
Other income, net			4,626

Income before income taxes			$188,144

Depreciation and amortization	$30,520	$54,648	$85,168

Capital expenditures	$32,490	$34,480	$66,970

Geographic Segments
Export sales of metallic balloons of $22,728, $23,567, and $22,812 during the years ended December 31, 2019, December 31, 2018, and December 31, 2017, respectively, are included in domestic sales to unaffiliated customers below. Intercompany sales between geographic areas primarily consist of sales of finished goods and are generally made at cost plus a share of operating profit.

The Company’s geographic area data follows:

	Domestic	Foreign	Eliminations	Consolidated
Year Ended December 31, 2019
Revenues:
Net sales to unaffiliated customers	$1,968,319	$371,191	$—	$2,339,510
Net sales between geographic areas	57,117	86,811	(143,928)	—

Net sales	2,025,436	458,002	(143,928)	2,339,510
Royalties and franchise fees	9,279	—	—	9,279

Total revenues	$2,034,715	$458,002	$(143,928)	$2,348,789

( L oss ) from operations	$(412,225)	$(5,168)	$—	$(417,393)

Interest expense, net				114,899
Other expense, net				1,871

( Loss ) before income taxes				$(534,163)

Depreciation and amortization	$72,701	$8,415		$81,116

Total long-lived assets (excluding goodwill, trade names and other intangible assets, net)	$224,692	$26,156		$250,848

Total assets	$3,317,305	$278,014	$—	$3,595,319

	Domestic	Foreign	Eliminations	Consolidated
Year Ended December 31, 2018
Revenues:
Net sales to unaffiliated customers	$2,015,899	$400,543	$—	$2,416,442
Net sales between geographic areas	65,416	110,185	(175,601)	—

Net sales	2,081,315	510,728	(175,601)	2,416,442
Royalties and franchise fees	11,073	—	—	11,073

Total revenues	$2,092,388	$510,728	$(175,601)	$2,427,515

Income from operations	$264,440	$13,845	$—	$278,285

Interest expense, net				105,706
Other expense, net				10,982

Income before income taxes				$161,597

Depreciation and amortization	$70,011	$8,564		$78,575

Total long-lived assets (excluding goodwill, trade names and other intangible assets, net)	$292,632	$40,735		$333,367

Total assets	$3,339,155	$303,192	$—	$3,642,347

	Domestic	Foreign	Eliminations	Consolidated
Year Ended December 31, 2017
Revenues:
Net sales to unaffiliated customers	$1,962,697	$395,289	$—	$2,357,986
Net sales between geographic areas	54,268	64,585	(118,853)	—

Net sales	2,016,965	459,874	(118,853)	2,357,986
Royalties and franchise fees	13,583	—	—	13,583

Total revenues	$2,030,548	$459,874	$(118,853)	$2,371,569

Income from operations	$252,270	$27,866	$—	$280,136

Interest expense, net				87,366
Other income, net				4,626

Income before income taxes				$188,144

Depreciation and amortization	$76,970	$8,198		$85,168

Note 20—Quarterly Results (Unaudited)
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
year-end
holiday sales.
The
following
table sets forth our historical revenues, gross profit, (loss) income from operations, net (loss) income, net (loss) income attributable to common shareholders of Party City Holdco Inc., and net (loss) income per share attributable to common shareholders of Party City Holdco Inc.—Basic and Diluted for each of the following quarters:
	For the Three Months Ended,
2019:	March 31,	June 30,	September 30,	December 31,
Revenues:
Net sales	$511,102	$561,702	$538,345	$728,361
Royalties and franchise fees	2,014	2,189	1,886	3,190
Gross profit	172,060	208,646	164,932	293,239
(Loss) income from operations	(10,297)	97,485	(277,526)	(227,055)
Net ( l oss) income	(30,289)	48,005	(281,745)	(268,829)
Net (loss) income attributable to common shareholders of Party City Holdco Inc.	(30,218)	48,074	(281,533)	(268,818)
Net (loss) income per share attributable to common shareholders of Party City Holdco Inc.—Basic	$(0.32)	$0.52	$(3.02)	$(2.88)
Net (loss) income per share attributable to common shareholders of Party City Holdco Inc.—Diluted	$(0.32)	$0.51	$(3.02)	$(2.88)

	For the Three Months Ended,
2018:	March 31,	June 30,	September 30,	December 31,
Revenues:
Net sales	$505,108	$558,101	$550,840	$802,393
Royalties and franchise fees	2,716	2,910	2,206	3,241
Gross profit	188,142	228,624	201,199	363,119
Income from operations	22,256	65,451	31,738	158,840
Net (loss) income	(1,163)	28,048	(2,440)	98,374
Net (loss) income attributable to common shareholders of Party City Holdco Inc.	(1,133)	28,487	(2,420)	98,325
Net (loss) income per share attributable to common shareholders of Party City Holdco Inc.—Basic	$(0.01)	$0.30	$(0.03)	$1.03
Net (loss) income per share attributable to common shareholders of Party City Holdco Inc.—Diluted	$(0.01)	$0.29	$(0.03)	$1.02

Note 21—Fair Value Measurements
The provisions of ASC Topic 820, “Fair Value Measurement”, define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•
Level 2—Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•
Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

During 2017, the Company acquired a 28% ownership interest in Punchbowl, Inc. (“Punchbowl”), a provider of digital greeting cards and digital invitations. At such time, the Company provided Punchbowl’s other investors with the ability to “put” their interest in Punchbowl to the Company at a future date. Additionally, at such time, the Company received the ability to “call” the interest of the other investors. During the twelve months ended December 31, 2019, the option was terminated, and the Company wrote off its asset related to the call option and reversed its liability related to the put option. Prior to such time, the Company had been adjusting the put liability to fair value on a recurring basis. The liability represented a Level 3 fair value measurement as it was based on unobservable inputs. In November 2019, the Company sold its ownership interest in Punchbowl. The Company recorded a net charge of $2,169 in other expenses, net for the option termination and the sale of its ownership interest.
During 2017, the Company and Ampology, a subsidiary of Trivergence, reached an agreement to form a new legal entity, Kazzam, LLC (“Kazzam”), for the purpose of designing, developing and launching an online exchange platform for party-related services. As part of Ampology’s compensation for designing, developing and launching the exchange platform, Ampology received an ownership interest in Kazzam. The interest has been recorded as redeemable securities in the mezzanine of the Company’s consolidated balance sheet as, in the future, Ampology has the right to cause the Company to purchase the interest. On a recurring basis, the liability is adjusted to the greater of the current fair value or the original fair value at the time at which the ownership interest was issued (adjusted for any subsequent changes in the ownership interest percentage). As of December 31, 2019 and December 31, 2018 the original value was greater than the fair value, thus a table is not provided for December 31,
2019. In addition, the Company has no material derivative assets and liabilities as of
December 31, 2019.

The following table shows assets and liabilities as of December 31, 2018 that are measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total as of December 31, 2018
Derivative assets	$—	$115	$—	$115
Punchbowl put liability	—	—	316	316

The majority of the Company’s
 non-financial
 instruments, which include goodwill, intangible assets, inventories and property, plant and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or at least annually for goodwill and indefinite-lived intangible assets), a non-financial
instrument is required to be evaluated for impairment. If the Company determines that the non-financial
instrument is impaired, the Company would be required to write down the non-financial
instrument to its fair value. The carrying amounts for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximated fair value at December 31, 2019 because of the short-term maturities of the instruments and/or their variable rates of interest.

The carrying amounts and fair values of borrowings under the Term Loan Credit Agreement and the senior notes as of December 31, 2019 are as follows:

	Carrying Amount	Fair Value
Term Loan Credit Agreement	$724,881	$668,703
6.125% Senior Notes—due 2023	347,015	348,250
6.625% Senior Notes—due 2026	494,910	366,250

The fair values of the Term Loan Credit Agreement and the senior notes represent Level 2 fair value measurements as the debt instruments trade in inactive markets. The carrying amounts for other long-term debt approximated fair value at December 31, 2019 based on the discounted future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturity.
Note 22—Derivative Financial Instruments
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
Interest Rate Risk Management
As part of the Company’s risk management strategy, the Company periodically uses interest rate swap agreements to hedge the variability of cash flows on floating rate debt obligations. Accordingly, interest rate swap agreements are reflected in the consolidated balance sheets at fair value and the related gains and losses on these contracts are deferred in equity and recognized in interest expense over the same period in which the related interest payments being hedged are recognized in income. The Company did not utilize interest rate swap agreements during the years ended December 31, 2019, December 31, 2018, and December 31, 2017.

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
The foreign currency exchange contracts are reflected in the consolidated balance sheets at fair value. At December 31, 2019 and 2018, the Company had foreign currency exchange contracts that qualified for hedge accounting. No components of these agreements were excluded in the measurement of hedge effectiveness. As these hedges are 100% effective, there is no current impact on earnings due to hedge ineffectiveness. The Company anticipates that
substantially all unrealized gains and losses in accumulated other comprehensive loss related to these foreign currency exchange contracts will be reclassified into earnings by March 2020.
The following table displays the fair values of the Company’s derivatives at December 31, 2019 and December 31, 2018:

	Derivative Assets				Derivative Liabilities
	December 31, 2019		December 31, 2018		December 31, 2019		December 31, 2018
	Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value
Foreign Exchange Contracts	(a) PP	$—	(a) PP	$115	(b) AE	$—	(b) AE	$—

(a)	PP = Prepaid expenses and other current assets

(b)	AE = Accrued expenses

The following table displays the notional
amounts
of the Company’s derivatives at December 31, 2019 and December 31, 2018:

Derivative Instrument	December 31, 2019	December 31, 2018
Foreign Exchange Contracts	$300	$10,942

Note 23—Changes in Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss consisted of the following:

	Year Ended December 31, 2019
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at December 31, 2018	$(50,056)	$855	$(49,201)
Other comprehensive income before reclassifications, net of income tax	5,725	106	5,831
Amounts reclassified from accumulated other comprehensive loss to the consolidated statement of operations and comprehensive income, net of income tax	6,897	739	7,636

Net current-period other comprehensive income	12,622	845	13,467

Balance at December 31, 2019	$(37,434)	$1,700	$(35,734)

	Year Ended December 31, 2018
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at December 31, 2017	$(35,610)	$(208)	$(35,818)
Other comprehensive ( loss ) income before reclassifications, net of income tax	(14,446)	1,432	(13,014)
Amounts reclassified from accumulated other comprehensive loss to the consolidated statement of operations and comprehensive income, net of income tax	—	(369)	(369)

Net current-period other comprehensive ( loss ) income	(14,446)	1,063	(13,383)

Balance at December 31, 2018	$(50,056)	$855	$(49,201)

	Year Ended December 31, 2017
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at December 31, 2016	$(53,171)	$932	$(52,239)
Other comprehensive income (loss) before reclassifications, net of income tax	17,561	(1,044)	16,517
Amounts reclassified from accumulated other comprehensive loss to the consolidated statement of operations and comprehensive income, net of income tax	—	(96)	(96)

Net current-period other comprehensive income (loss)	17,561	(1,140)	16,421

Balance at December 31, 2017	$(35,610)	$(208)	$(35,818)

Note 24—Revenue from Contracts with Customers
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
 (loss)
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
Other Revenue Topics
During the years ended December 31, 2019, December 31, 2018, and December 31, 2017, impairment losses recognized on receivables and contract assets arising from the Company’s contracts with customers were immaterial.
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

Disaggregation of
Revenue
The following table summarizes revenue from contracts with customers for the years ended December 31, 2019, December 31, 2018, and December 31, 2017:

	Fiscal Year Ended December 31,
	2019	2018	2017
Retail Net Sales:
Party City Stores	$1,529,043	$1,583,134	$1,521,661
Global E-commerce	162,490	154,481	152,465
Temporary Stores	50,603	65,219	54,463

Total Retail Net Sales	$1,742,136	$1,802,834	$1,728,589
Royalties and Franchise Fees	9,279	11,073	13,583

Total Retail Revenue	$1,751,415	$1,813,907	$1,742,172

Wholesale Net Sales:
Domestic	$310,042	$328,056	$351,109
International	287,332	285,552	278,288

Total Wholesale Net Sales	$597,374	$613,608	$629,397

Total Consolidated Revenue	$2,348,789	$2,427,515	$2,371,569

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
Note 25—Kazzam, LLC
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
Although the Company currently owns only 26% of Kazzam’s equity, the Company has concluded that: a) Kazzam is a variable interest entity as it has insufficient equity at risk, and b) the Company is its primary beneficiary. Therefore, the Company has consolidated Kazzam into the Company’s financial statements. Further, as the Company is currently funding all of Kazzam’s start-up
activities via a loan to Kazzam (which will be repaid when the venture is profitable), the Company is recording 100% of Kazzam’s operating results in “development stage expenses” in the Company’s consolidated statement of operations and comprehensive
(loss)
income.
As part of
Ampology
’s compensation for designing, developing and launching the exchange platform,
Ampology
received an ownership interest in
Kazzam
. The interest has been recorded in redeemable securities in the mezzanine of the
Company’s
consolidated balance sheet as, in the future, Ampology has the right to cause the Company to purchase the interest.
In January 2020, the Company and Ampology terminated certain services agreements and warrants that Ampology had in the Company stock. The parties concurrently entered into an interim transition agreement for which expenses are recorded
as development stage expenses.
Note 26—Leases
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

Additionally
, under the new standard, lessees can make an accounting policy election (by class of underlying asset to which the right of use relates) to apply accounting similar to legacy accounting to leases that meet the new standard’s definition of a “short-term lease” (a lease that, at the commencement date, has a lease term of twelve months or less and does not include an option to purchase the
underlying asset that the lessee is reasonably certain to exercise). The Company has made this election for all classes of underlying assets.
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
Quantitative Disclosures
During the
year
ended
December

31
, 2019, the Company’s operating lease cost was $204,466.
Such amount excludes impairment charges recorded in conjunction with the Company’s store optimization program (see Note 3, Store Impairment and Restructuring Charges).

The Company’s variable lease cost during the
year
ended
Dece
mber

31
, 2019 was $30,817.
During the
year
ended
Dec
ember

31
, 2019, cash paid for amounts included in the measurement of operating lease liabilities was $197,574.
During the
year
ended
December

31
, 2019,
right-of-use
assets obtained in exchange for new operating lease liabilities were $195,687
.
As of
December

31
, 2019, the weighted-average remaining lease term for operating leases was eight years and the weighted-average discount rate for operating leases was 6.7%.
As of
December
3
1
, 2019, the future cash flows for the Company’s operating leases were:

Future Minimum Operating Lease Payments
2020	$197,480
2021	181,970
2022	162,352
2023	134,131
2024	106,078
Thereafter	367,639

Total Undiscounted Cash Flows	1,149,650

Less: Interest	(273,444)

Total Operating Lease Liability	876,206
Less: Current Operating Lease Liability	(155,471)

Long-Term Operating Lease Liability	$720,735

Note 27—Restricted Cash
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
The
Company’s December 31,
2019 consolidated balance sheet include
d
$34,917 of cash
and
cash
equivalents
and $259 of restricted cash
, and

the
Company’s December 31, 2018 consolidated balance sheet included $58,909 of cash and cash equivalents and $310 of restricted cash
.
Restricted cash is recorded in “prepaid expenses and other current assets”.

11
6

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PARTY CITY HOLDCO INC.
(Parent company only)
CONDENSED BALANCE SHEETS
(Dollars in thousands)

	December 31, 2019	December 31, 2018
ASSETS
Other assets (principally investment in and amounts due from wholly-owned subsidiaries)	$533,096	$1,046,681

Total assets	$533,096	$1,046,681

LIABILITIES, REDEEMABLE SECURITIES AND STOCKHOLDERS’ EQUITY
Total liabilities	$—	$—
Redeemable securities	3,351	3,351
Stockholders’ equity:
Common stock ( 94,461,576 and 93,622,934 shares outstanding and 121,662,540 and 120,788,159 shares issued at December 31, 2019 and December 31, 2018 , respectively)	1,211	1,208
Additional paid-in capital	928,573	922,476
Retained (def i cit) earnings	(37,219)	495,777
Accumulated other comprehensive loss	(35,734)	(49,201)

Total stockholders’ equity before common stock held in treasury	856,831	1,370,260
Less: Common stock held in treasury, at cost (27,200,964 shares and 27,165,225 shares at December 31, 201 9 and December 31, 201 8 , respectively)	(327,086)	(326,930)

Total stockholders’ equity	529,745	1,043,330

Total liabilities, redeemable securities and stockholders’ equity	$533,096	$1,046,681

See accompanying notes to these condensed financial statements.
11
7

PARTY CITY HOLDCO INC.
(Parent company only)
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(Dollars in thousands)

	Fiscal Year Ended December 31,
	2019	2018	2017
Equity in net income of subsidiaries	$(532,495)	$122,850	$215,340

Net income	$(532,495)	$122,850	$215,340
Add: Net income attributable to redeemable securities holder	—	409	—

Net income attributable to common shareholders of Party City Holdco Inc.	$(532,495)	$123,259	$215,340

Other comprehensive (loss) income, net	13,467	(13,383)	16,421

Comprehensive income	(519,028)	109,467	231,761
Comprehensive income attributable to redeemable securities holder	—	409	—

Comprehensive income attributable to common shareholders of Party City Holdco Inc.	$(519,028)	$109,876	$231,761

See accompanying notes to these condensed financial statements.
11
8

PARTY CITY HOLDCO INC.
(Parent company only)
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal Year Ended December 31,
	2019	2018	2017
Cash flows provided by (used in) operating activities:
Net income	$(532,495)	$122,850	$215,340
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in net income of subsidiaries	532,495	(122,850)	(215,340)
Change in due to/from affiliates	(989)	37,928	285,435

Net cash (used in) provided by operating activities	(989)	37,928	285,435
Cash flows (used in) provided by financing activities:
Treasury stock purchases	(156)	(40,197)	(286,733)
Exercise of stock options	1,145	2,269	1,298

Net cash provided by (used in) financing activities	989	(37,928)	(285,435)
Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of period	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—

See accompanying notes to these condensed financial statements.
1
19

PARTY CITY HOLDCO INC. (Parent company only)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands)
Note 1—Basis of presentation and description of registrant
Party City Holdco Inc. (“Party City Holdco”) Schedule I, Condensed Financial Information of Registrant, provides all parent company information that is required to be presented in accordance with the SEC rules and regulations for financial statement schedules. The consolidated financial statements of Party City Holdco are included elsewhere. The parent-company financial statements should be read in conjunction with the consolidated financial statements and the notes thereto.
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
Note 2—Dividends from subsidiaries
No cash dividends were paid to Party City Holdco by its subsidiaries during the years included in these financial statements.
12
0

SCHEDULE II
PARTY CITY HOLDCO INC.
VALUATION AND QUALIFYING ACCOUNTS
The Years Ended December 31, 2017, December 31, 2018, and December 31, 2019
(Dollars in thousands)

	Beginning Balance	Write-Offs	Additions	Ending Balance
Allowance for Doubtful Accounts:
For the year ended December 31, 2017	$2,683	$272	$560	$2,971
For the year ended December 31, 2018	2,971	1,251	1,213	2,933
For the year ended December 31, 2019	2,933	470	2,323	4,786
Sales Returns and Allowances:
For the year ended December 31, 2017	$466	$83,865	$83,879	$480
For the year ended December 31, 2018	480	86,727	86,988	741
For the year ended December 31, 2019	741	83,474	83,409	676

12
1

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.
Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules
 13a-15(e)
and
15d-15(e)
under the Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules
 13a-15(f)
and 15d—15(f) promulgated under the Exchange Act, as a process designed by, or under the supervision of a company’s chief executive officer and chief financial officer, or persons performing similar functions, and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
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
Under the supervision of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control—

Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the evaluation performed, management concluded that its internal control over financial reporting, based on the COSO framework, was effective, at the reasonable assurance level, as of December 31, 2019. Our independent registered public accounting firm, Ernst & Young LLP, issued an attestation report on the effectiveness of our internal control over financial reporting. The Ernst & Young LLP report is included in Item 8 of this Annual Report on Form
 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules
 13a-15(f)
and
15d-15(f)
under the Exchange Act) during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.	Other Information

On March 11, 2020, Brad Weston was appointed as the Chief Executive Officer of Party City Holdco Inc. (the “Company”) and Party City Holdings Inc. (“Holdings”), replacing James Harrison, who will retire as the Chief Executive Officer of the Company and Holdings. The transitions are each effective April 1, 2020. Mr. Harrison will remain employed as the Vice Chairman of the Company and Holdings, providing certain strategic and advisory services and reporting to the board of directors of the Company (the “Board”). Mr. Weston was also elected to the Board, effective April 1, 2020.
Mr. Weston, age 54, has served as President of the Company and Chief Executive Officer of Party City Retail Group since July 2019. Previously, Mr. Weston served as the President and Chief Officer Petco Holdings Inc. (“Petco”) from January 2017 through June 2018. Before that, he served in a number of other roles at Petco, holding the position of President and Chief Merchandising Officer from June 2015 to January 2018 and earlier as Executive Vice President and Chief Merchandising Officer from 2012 through June 2015. Prior to joining Petco, Mr. Weston spent five years in a variety of roles at Dick’s Sporting Goods, most recently as Chief Merchandising Officer. Mr. Weston started his career at May Department Stores, where he held numerous roles of increasing responsibility from 1988 through 2006. Mr. Weston currently serves on the board of directors of Boot Barn Holdings, Inc. and the National Retail Federation. Mr. Weston holds a bachelor of science degree in business administration from the University of California, Berkeley
In connection with his promotion to Chief Executive Officer of the Company and Holdings, Mr. Weston has entered into an amended and restated employment agreement with the Company and Holdings, dated as of March 11, 2020 and effective April 1, 2020. Under his amended and restated employment agreement, Mr. Weston’s base salary was increased to $1,050,000. The other material terms of Mr. Weston’s employment agreement remained the same.
Mr. Harrison also entered into an amended and restated employment agreement with the Company and Holdings, dated as of March 11, 2020 and effective April 1, 2020. Under his amended and restated employment agreement, Mr. Harrison will serve as the Vice Chairman of the Company and Holdings through December 31, 2021, unless earlier terminated as provided for in the agreement (the “Initial Employment Period”). The parties may extend the Initial Employment Period (or any subsequent renewal) by one year upon mutual written agreement. The Initial Employment Period, along with any subsequent renewal period, is referred to as the “Employment Period.”
During the Employment Period, Mr. Harrison will receive an annual base salary of $750,000. Mr. Harrison will be eligible for an annual bonus for 2020, with a target amount of $277,169 and a maximum amount of $554,339, reflecting his annual base salary and target annual bonus for the portion of 2020 during which he served as the Chief Executive Officer of the Company and Holdings. He will receive a grant of 200,000 stock options (the “2020 Option Grant”) with a per share exercise price equal to the greater of $3.00 per share or the closing price of a share of the Company’s stock on March 31, 2020, with 50% of the 2020 Option Grant vesting on December 31, 2020 and the remaining 50% of the 2020 Option Grant vesting on December 31, 2021, in each case, generally subject to Mr. Harrison’s continued employment through the applicable vesting date. Any vested stock options held by Mr. Harrison as of April 1, 2020 will remain exercisable until their expiration date (unless Mr. Harrison’s employment is terminated for cause (or the Board determines cause exists at the time his employment terminates) or he breaches his restrictive covenants, in which cases his options would be forfeited). Any restricted stock units (including performance stock units) of the Company held by Mr. Harrison as of April 1, 2020 will remain eligible to vest during the Employment Period and, if he remains employed through December 31, 2021, remain eligible to vest (subject to their otherwise applicable terms) thereafter as if he had remained employed with the Company and Holdings.
If Mr. Harrison’s employment is terminated by the Company and Holdings without cause during the Employment Period, subject to his execution and non-revocation of a release of claims, he will continue to receive his annual base salary through the end of the Employment Period and his 2020 Option Grant, other stock options and restricted stock units (including performance stock units) will remain eligible to vest as if he had remained employed through each applicable vesting date. Mr. Harrison will be subject to non-competition, non-solicitation and non-disparagement restrictions during his employment and for a period of 24 months thereafter and will be subject to a perpetual restriction on the disclosure of confidential information.
The foregoing is only a brief description of the material terms of the amended and restated employment agreements for Mssrs. Harrison and Weston and is qualified in its entirety by reference to the amended and restated employment agreements for Mssrs. Harrison and Weston, filed as Exhibit 10.2 and Exhibit 10.30 hereto, respectively.

PART III
Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant
The information required by this item will be set forth in our proxy statement for our 2020 Annual Meeting of shareholders (to be filed within 120 days after December 31, 2019) (the “Proxy Statement”), and is incorporated herein by reference.
Item 11.	Executive Compensation

Information required by this item will be set forth in our Proxy Statement, and is incorporated herein by reference.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be set forth in our Proxy Statement, and is incorporated herein by reference.
Item 13.	Certain Relationships and Related Party Transactions and Director Independence

Information required by this item will be set forth in our Proxy Statement, and is incorporated herein by reference.
Item 14.	Principal Accountant Fees and Services

Information required by this item will be set forth in our Proxy Statement, and is incorporated herein by reference.

PART IV
Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this report.
1.	Financial Statements . The financial statements are set forth under Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

2.
Financial Statement Schedules
. Schedule I, Condensed Financial Information of Registrant, and Schedule II, Valuation and Qualifying Accounts, is filed as part of this Annual Report on Form
10-K
and should be read in conjunction with the financial statements and notes thereto contained in Item 8, “Financial Statements and Supplementary Data.”

All other financial statements and financial statement schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instruction, are not material or are not applicable and, therefore, have been omitted.
3.	Exhibits .
Exhibit Index

Exhibit Number	Description

3.1*
Certificate of Correction to Party City Holdco Inc.’s Second Amended and Restated Certificate of Incorporation filed on June 6, 2019, dated December 17, 2019 and corrected Second Amended and Restated Certificate of Incorporation

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Party City Holdco Inc.’s Form 8-K dated June 7, 2019)

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to Party City Holdco Inc.’s Registration Statement on Form S-1 dated March 26, 2015)

4.2
Indenture, dated as of August 19, 2015, among Party City Holdings Inc., as Issuer, and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2015)

4.3
First Supplemental Indenture, dated as of August 19, 2015, among the Guarantors named therein and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.2 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2015)

4.4
Form of 6.125% Senior Notes due 2023 (incorporated by reference to Exhibit 4.1 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2015)

4.5
Second Amended and Restated Stockholders Agreement among Party City Holdco Inc., THL PC Topco, L.P., and certain other stockholders of Party City Holdco Inc. (incorporated by reference to Exhibit 4.5 of Party City Holdco Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2019)

4.6
Amended and Restated Registration Rights Agreement among Party City Holdco Inc., THL PC Topco, L.P., Advent-Party City Acquisition Limited Partnership and certain other stockholders of Party City Holdco Inc. (incorporated by reference to Exhibit 4.1 to Party City Holdco Inc.’s Form 8-K dated April 21, 2015)

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

4.10*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to Party City Holdco Inc.’s Registration Statement on Form S-1 dated March 26, 2015)

10.2†*	Amended and Restated Employment Agreement between Party City Holdings Inc., Party City Holdco Inc. and James M. Harrison, dated March 11, 2020

10.3†
Term Loan Credit Agreement, dated as of August 19, 2015, among PC Intermediate Holdings, Inc., Party City Holdings Inc., Party City Corporation, the subsidiaries of the borrowers from time to time party thereto, the financial institutions party thereto, as the Lenders, and Deutsche Bank AG New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2015)

10.4
Pledge and Security Agreement, dated as of August 19, 2015, among Party City Holdings Inc., Party City Corporation, PC Intermediate Holdings, Inc., the Subsidiary Parties from time to time party thereto and Deutsche Bank AG New York Branch, in its capacity as administrative agent and collateral agent for the lenders party to the Term Loan Credit Agreement (incorporated by reference to Exhibit 10.2 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2015)

10.5
First Amendment to Term Loan Credit Agreement, dated as of October 20, 2016, by and among Party City Holdings Inc., Party City Corporation, PC Intermediate Holdings, Inc., Deutsche Bank AG New York Branch as administrative agent and the various lenders parties thereto (incorporated by reference to Exhibit 10.1 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2016)

10.6
Second Amendment to Term Loan Credit Agreement, dated as of February 16, 2018, by and among Party City Holdings Inc., Party City Corporation, PC Intermediate Holdings, Inc., Deutsche Bank AG New York Branch as administrative agent and the various lenders parties thereto (incorporated by reference to Exhibit 10.1 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2018)

10.7
Third Amendment to Term Loan Credit Agreement, dated as of June 28, 2019 (incorporated by reference to Exhibit 10.3 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2019)

Exhibit Number	Description

10.8
ABL Credit Agreement, dated as of August 19, 2015, among PC Intermediate Holdings, Inc., Party City Holdings Inc., Party City Corporation, the subsidiaries of the borrowers from time to time party thereto, the financial institutions party thereto, as the Lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2015)

10.9
Pledge and Security Agreement, dated as of August 19, 2015, among Party City Holdings Inc., Party City Corporation, PC Intermediate Holdings, Inc., the Subsidiary Parties from time to time party thereto and JPMorgan Chase Bank, N.A., in its capacity as administrative agent and collateral agent for the lenders party to the ABL Credit Agreement (incorporated by reference to Exhibit 10.4 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2015)

10.10
Intercreditor Agreement, dated as of August 19, 2015, among PC Intermediate Holdings, Inc., Party City Holdings Inc., Party City Corporation, the other Grantors from time to time party thereto, JPMorgan Chase Bank, N.A., as ABL Facility Agent, and Deutsche Bank AG New York Branch, as Term Loan Agent (incorporated by reference to Exhibit 10.5 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2015)

10.11
First Amendment to ABL Credit Agreement, dated as of August 2, 2018, among PC Intermediate Holdings, Inc., Party City Holdings Inc., Party City Corporation, the subsidiaries of the borrowers from time to time party thereto, the financial institutions party thereto, as the Lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2018)

10.12
Second Amendment to ABL Credit Agreement, dated as of March 4, 2019, by and among Party City Holdings Inc., Party City Corporation, PC Intermediate Holdings, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, and each of the Persons party thereto as ABL Revolving Lenders (incorporated by reference to Exhibit 10.1 of Party City Holdco Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2019)

10.13
Third Amendment to ABL Credit Agreement, dated as of April 8, 2019, by and among Party City Holdings Inc., Party City Corporation, PC Intermediate Holdings, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, and each of the Persons party thereto as ABL Revolving Lenders (incorporated by reference to Exhibit 10.1 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2019)

10.14
Fourth Amendment to ABL Credit Agreement, dated as of June 28, 2019 (incorporated by reference to Exhibit 10.4 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2019)

10.15†
Party City Holdco Amended and Restated 2012 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Party City Holdco Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2019)

10.16†	Party City Holdco Inc. Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.21 to Party City Holdco Inc.’s Registration Statement on Form S-1 dated March 26, 2015)

10.17†
Party City Holdco Inc. Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.2 of Party City Holdco Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 8, 2018)

Exhibit Number	Description

10.18†
Form of Nonqualified Stock Option Award Agreement (Non-Employee Directors) under the Party City Holdco Inc. Amended and Restated 2012 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.23 to Party City Holdco Inc.’s Registration Statement on Form S-1 dated March 26, 2015)

10.19†
Form of Nonqualified Stock Option Award Agreement (Employees) under the Party City Holdco Inc. Amended and Restated 2012 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.24 to Party City Holdco Inc.’s Registration Statement on Form S-1 dated March 26, 2015)

10.20†
Form of Unrestricted Stock Award Agreement (Non-Employee Directors) under the Party City Holdco Inc. Amended and Restated 2012 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.18 of Party City Holdco Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2018)

10.21†
Amended and Restated Employment Agreement between Party City Holdings Inc., Party City Holdco Inc. and Ryan Vero, dated May 8, 2018 (incorporated by reference to Exhibit 10.3 of Party City Holdco Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2018)

10.22†
Form of Restricted Stock Award Agreement (Time and Performance-Based Vesting) under the Party City Holdco Inc. Amended and Restated 2012 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.6 of Party City Holdco Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2019)

10.23†
Form of Restricted Stock Unit Award Agreement (Time and Performance-Based Vesting) under the Party City Holdco Inc. Amended and Restated 2012 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.7 of Party City Holdco Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2019)

10.24†
Form of Non-Employee Director Restricted Stock Unit Agreement under the Party City Holdco Inc. Amended and Restated 2012 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.8 of Party City Holdco Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2019)

10.25
Purchase and Sale Agreement, dated June 28, 2019, by and between Spirit Realty, L.P. and Amscan Inc., Anagram Eden Prairie Property Holdings LLC, and Amscan NM Land, LLC (incorporated by reference to Exhibit 10.1 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2019)

10.26
Master Lease Agreement, dated June 28, 2019, by and between Spirit Realty, L.P. and Party City Holdings Inc. (incorporated by reference to Exhibit 10.2 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2019)

10.27†
Employment Agreement between Party City Holdings Inc., Party City Holdco Inc. and Michael P. Harrison, dated December 28, 2018 (incorporated by reference to Exhibit 10.23 of Party City Holdco Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2019)

10.28†
Employment Agreement between Party City Holdings Inc., Party City Holdco Inc. and Michael Correale, dated March 24, 2015 (incorporated by reference to Exhibit 10.5 to Party City Holdco Inc.’s Registration Statement on Form S-1 dated March 26, 2015)

10.29†
Employment Agreement between Party City Holdings Inc., Party City Holdco Inc. and Todd Vogensen, dated February 3, 2020 (incorporated by reference to Exhibit 10.1 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2020)

Exhibit Number	Description

10.30†*	Amended and Restated Employment Agreement between Party City Holdings, Inc., Party City Holdco Inc. and Brad Weston dated March 11, 2020.

21.1*	List of Subsidiaries of Party City Holdco Inc.

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
Interactive Data Files pursuant to Rule 405 of Regulation
S-T:
(i) the Consolidated Balance Sheets at December 31, 2020 and December 31, 2019; (ii) the Consolidated Statements of Operations and Comprehensive (Loss) Income for the years ended December 31, 2019, 2018 and 2017; (iii) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2019, 2018 and 2017; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017; and (v) the Notes to the Consolidated Financial Statements.

104.1*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Management contract of compensatory plan or arrangement
*	Filed herewith.
Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARTY CITY HOLDCO INC.

By:	/s/ Todd Vogensen
Todd Vogensen
Chief Financial Officer
Date: March 12, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James M. Harrison James M. Harrison	Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2020

/s/ Todd Vogensen Todd Vogensen	Chief Financial Officer (Principal Financial Officer)	March 12, 2020

/s/ Michael A. Correale Michael A. Correale	Chief Accounting Officer (Principal Accounting Officer)	March 12, 2020

/s/ Norman S. Matthews Norman S. Matthews	Chairman of the Board and Director	March 12, 2020

/s/ Todd M. Abbrecht Todd M. Abbrecht	Director	March 12, 2020

/s/ Steven J. Collins Steven J. Collins	Director	March 12, 2020

/s/ James G. Conroy James G. Conroy	Director	March 12, 2020

/s/ William S. Creekmuir William S. Creekmuir	Director	March 12, 2020

/s/ John A. Frascotti John A. Frascotti	Director	March 12, 2020

/s/ Lisa K. Klinger Lisa K. Klinger	Director	March 12, 2020

/s/ Michelle Millstone-Shroff Michelle Millstone-Shroff	Director	March 12, 2020

/s/ Morry J. Weiss Morry J. Weiss	Director	March 12, 2020