Form 10-Q
period 2020-03-31
Party City Holdco Inc.
filed 2020-06-12
CIK 1592058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 31, 2020, 94,491,352 shares of the Registrant’s common stock were outstanding.

EXPLANATORY NOTE

On May 8, 2020, Party City Holdco Inc. (the “Company” or “Party City Holdco”) filed a Current Report on Form 8-K with the U.S. Securities and Exchange Commission (the “SEC”) indicating its reliance on the SEC’s March 25, 2020 Order (Release No. 34-88465) (the “Order”). The Order allows for the delay of certain filings required under the Securities and Exchange Act of 1934, as amended.

The Company filed the Form 8-K indicating its intension to rely on the Order permitting extensions in filings due to circumstances related to the novel coronavirus (“COVID-19”) pandemic. As stated in the Form 8-K, the Company’s operations and business have experienced disruptions due to the unprecedented conditions surrounding the spread of COVID-19 throughout North America. In particular, COVID-19 and measures implemented to reduce the spread of the virus have limited access to the Company’s facilities and disrupted its normal interactions with its accounting personnel, legal advisors, auditors and others involved in the preparation of the Quarterly Report.  Due to the factors listed above, the Company required additional time to finalize its Quarterly Report on Form 10-Q as of and for the quarter ended March 31, 2020, (the “Quarterly Report”) by the original deadline of May 13, 2020.

In light of the impact of the factors described above, the Company was unable to compile and review certain information required in order to permit it to timely file the Quarterly Report by May 13, 2020, the original filing deadline, without unreasonable effort or expense. The Company relied on the Order in furnishing the Form 8-K by the original filing deadline of the Quarterly Report.

PARTY CITY HOLDCO INC.

Form 10-Q

March 31, 2020

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2020	December 31, 2019
	(Note 2) (Unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$194,433	$34,917
Accounts receivable, net	116,223	149,109
Inventories, net	629,875	658,419
Prepaid expenses and other current assets	76,698	51,685
Total current assets	1,017,229	894,130
Property, plant and equipment, net	235,577	243,572
Operating lease asset	773,775	802,634
Goodwill	665,129	1,072,330
Trade names	394,221	530,320
Other intangible assets, net	41,960	45,060
Other assets, net	6,904	7,273
Total assets	$3,134,795	$3,595,319
LIABILITIES, REDEEMABLE SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$381,422	$128,806
Accounts payable	96,383	152,300
Accrued expenses	154,847	150,921
Current portion of operating lease liability	153,614	155,471
Income taxes payable	—	35,905
Current portion of long-term obligations	98,588	71,524
Total current liabilities	884,854	694,927
Long-term obligations, excluding current portion	1,474,854	1,503,987
Long-term portion of operating lease liability	707,734	720,735
Deferred income tax liabilities, net	70,943	126,081
Other long-term liabilities	16,036	16,517
Total liabilities	3,154,421	3,062,247
Redeemable securities	—	3,351
Commitments and contingencies
Stockholders’ equity:
Common stock (94,491,352 and 94,461,576 shares outstanding and 121,708,422 and 121,662,540 shares issued at March 31, 2020 and December 31, 2019, respectively)	1,211	1,211
Additional paid-in capital	933,174	928,573
Retained deficit	(578,732)	(37,219)
Accumulated other comprehensive loss	(47,947)	(35,734)
Total Party City Holdco Inc. stockholders’ equity before common stock held in treasury	307,706	856,831
Less: Common stock held in treasury, at cost (27,217,070 and 27,200,964 shares at March 31, 2020 and December 31, 2019, respectively)	(327,170)	(327,086)
Total Party City Holdco Inc. stockholders’ equity	(19,464)	529,745
Noncontrolling interests	(162)	(24)
Total stockholders’ equity	(19,626)	529,721
Total liabilities, redeemable securities and stockholders’ equity	$3,134,795	$3,595,319

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Revenues:
Net sales	$412,461	$511,102
Royalties and franchise fees	1,582	2,014
Total revenues	414,043	513,116
Cost of sales	296,757	339,042
Wholesale selling expenses	15,458	17,961
Retail operating expenses	88,166	95,018
Franchise expenses	3,309	3,303
General and administrative expenses	59,996	41,925
Art and development costs	5,322	5,929
Development stage expenses	2,029	2,226
Store impairment and restructuring charges	17,728	18,009
Goodwill and intangibles impairment	536,648	—
Total expenses	1,025,413	523,413
Loss from operations	(611,370)	(10,297)
Interest expense, net	25,120	29,257
Other expense, net	5,676	1,254
Loss before income taxes	(642,166)	(40,808)
Income tax benefit	(100,498)	(10,519)
Net loss	(541,668)	(30,289)
Less: Net loss attributable to noncontrolling interests	(155)	(71)
Net loss attributable to common shareholders of Party City Holdco Inc.	$(541,513)	$(30,218)
Net loss per share attributable to common shareholders of Party City Holdco Inc.–Basic	$(5.80)	$(0.32)
Net loss per share attributable to common shareholders of Party City Holdco Inc.–Diluted	$(5.80)	$(0.32)
Weighted-average number of common shares-Basic	93,395,609	93,174,553
Weighted-average number of common shares-Diluted	93,395,609	93,174,553
Dividends declared per share	$—	$—
Comprehensive loss	$(553,881)	$(26,637)
Less: Comprehensive loss attributable to noncontrolling interests	(155)	(62)
Comprehensive loss attributable to common shareholders of Party City Holdco Inc.	$(553,726)	$(26,575)

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Party City Holdco Inc. Stockholders’ Equity Before Common Stock Held In Treasury	Common Stock Held In Treasury	Total Party City Holdco Inc. Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
Balance at December 31, 2019	$1,211	$928,573	$(37,219)	$(35,734)	$856,831	$(327,086)	$529,745	$(24)	$529,721
Net loss	—	—	(541,513)	—	(541,513)	—	(541,513)	(155)	(541,668)
Stock option expense	—	354	—	—	354	—	354	—	354
Restricted stock units – time – based	—	621	—	—	621	—	621	—	621
Director – non-cash compensation	—	75	—	—	75	—	75	—	75
Warrant expense (see Note 19 – Kazzam, LLC)	—	1,033	—	—	1,033	—	1,033	—	1,033
Acquired non-controlling interest	—	2,518	—	—	2,518	—	2,518	17	2,535
Treasury Stock purchases	—	—	—	—	—	(84)	(84)	—	(84)
Foreign currency adjustments	—	—	—	(12,201)	(12,201)	—	(12,201)	—	(12,201)
Impact of foreign exchange contracts, net	—	—	—	(12)	(12)	—	(12)	—	(12)
Balance at March 31, 2020	$1,211	$933,174	$(578,732)	$(47,947)	$307,706	$(327,170)	$(19,464)	$(162)	$(19,626)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Party City Holdco Inc. Stockholders’ Equity Before Common Stock Held In Treasury	Common Stock Held In Treasury	Total Party City Holdco Inc. Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
Balance at December 31, 2018	$1,208	$922,476	$495,777	$(49,201)	$1,370,260	$(326,930)	$1,043,330	$291	$1,043,621
Cumulative effect of change in accounting principle, net (see Note 2)	—	662	(503)	—	159	—	159	—	159
Balance at December 31, 2018, as adjusted	$1,208	$923,138	$495,274	$(49,201)	$1,370,419	$(326,930)	$1,043,489	$291	$1,043,780
Net loss	—	—	(30,218)	—	(30,218)	—	(30,218)	(71)	(30,289)
Stock option expense	—	370	—	—	370	—	370	—	370
Restricted stock units – time based	—	392	—	—	392	—	392	—	392
Director – non-cash compensation	—	77	—	—	77	—	77	—	77
Warrant expense	—	129	—	—	129	—	129	—	129
Exercise of stock options	2	1,086	—	—	1,088	—	1,088	—	1,088
Acquired non-controlling interest	—	41	—	—	41	—	41	71	112
Treasury Stock purchases	—	—	—	—	—	(156)	(156)	—	(156)
Foreign currency adjustments	—	—	—	4,156	4,156	—	4,156	9	4,165
Impact of foreign exchange contracts, net	—	—	—	(513)	(513)	—	(513)	—	(513)
Balance at March 31, 2019	$1,210	$925,233	$465,056	$(45,558)	$1,345,941	$(327,086)	$1,018,855	$300	$1,019,155

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows used in operating activities:
Net loss	$(541,668)	$(30,289)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	17,752	21,341
Amortization of deferred financing costs and original issuance discounts	1,202	1,143
Provision for doubtful accounts	1,119	371
Deferred income tax benefit	(54,991)	(9,383)
Change in operating lease liability/asset	(389)	(19,693)
Undistributed income in equity method investments	(144)	(198)
Loss on disposal of assets	40	94
Non-cash adjustment for store impairment and restructuring charges	16,277	18,009
Goodwill and intangibles impairment	536,648	—
Non-employee equity-based compensation (see Note 19 – Kazzam, LLC)	1,033	129
Stock option expense	354	370
Restricted stock unit expense – time-based	621	392
Directors – non-cash compensation	75	77
Changes in operating assets and liabilities, net of effects of acquired businesses:
Decrease in accounts receivable	27,635	8,022
Decrease (increase) in inventories	23,205	(6,426)
Increase in prepaid expenses and other current assets	(26,661)	(7,935)
Decrease in accounts payable, accrued expenses and income taxes payable	(76,138)	(76,911)
Net cash used in operating activities	(74,030)	(100,887)
Cash flows used in investing activities:
Cash paid in connection with acquisitions, net of cash acquired	—	(545)
Capital expenditures	(10,726)	(12,393)
Proceeds from disposal of property and equipment	7	10
Net cash used in investing activities	(10,719)	(12,928)
Cash flows provided by financing activities:
Repayment of loans, notes payable and long-term obligations	(3,932)	(23,495)
Proceeds from loans, notes payable and long-term obligations	253,030	114,260
Stock repurchases	(85)	(156)
Exercise of stock options	—	1,088
Net cash provided by financing activities	249,013	91,697
Effect of exchange rate changes on cash and cash equivalents	(4,863)	2,216
Net decrease in cash and cash equivalents and restricted cash	159,401	(19,902)
Cash and cash equivalents and restricted cash at beginning of period	35,176	59,219
Cash and cash equivalents and restricted cash at end of period	$194,577	$39,317
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$35,927	$42,484
Cash paid during the period for income taxes, net of refunds	$11,368	$3,708

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share)

Note 1 – Description of Business

Party City Holdco Inc. (the “Company” or “Party City Holdco”) is the leading party goods company by revenue in North America and, we believe, the largest vertically integrated supplier of decorated party goods globally by revenue. The Company is a popular one-stop shopping destination for party supplies, balloons, and costumes. In addition to being a great retail brand, the Company is a global, world-class organization that combines state-of-the-art manufacturing and sourcing operations, and sophisticated wholesale operations complemented by a multi-channel retailing strategy and e-commerce retail operations. The Company is a leading player in its category and vertically integrated in its breadth and depth. The Company designs, manufactures, sources and distributes party goods, including paper and plastic tableware, metallic and latex balloons, Halloween and other costumes, accessories, novelties, gifts and stationery throughout the world. As of March 31, 2020 the Company’s retail operations include 854 specialty retail party supply stores (including franchise stores) throughout the United States and Mexico operating under the names Party City and Halloween City, and e-commerce websites, including through the domain name PartyCity.com and others.

In March 2020, the World Health Organization declared COVID-19 a global pandemic, and governmental authorities around the world have implemented measures to reduce the spread of the virus. The global spread of COVID-19 and the measures to contain it have negatively impacted the global economy, disrupted global supply chains, and created significant volatility and disruption in financial markets. In response to COVID-19, to safeguard the health and safety of its team members and customers, the Company temporarily closed all of its corporate retail stores as of March 18, 2020. During the temporary store closures, the Company offered curbside pickup and the Company’s e-commerce site, www.partycity.com, remained fully operational. However, quarantines, stay-at-home orders and related measures had significantly reduced consumer spending as well as customer demand for our products. In addition, these restrictions and other dislocations caused by the outbreak have disrupted, and may continue to disrupt, our planning, branding and administrative functions, as well as that of our suppliers, transporters and customers. Party City Holdco is a holding company with no operating assets or operations. The Company owns 100% of PC Nextco Holdings, LLC (“PC Nextco”), which owns 100% of PC Intermediate Holdings, Inc. (“PC Intermediate”). PC Intermediate owns 100% of Party City Holdings Inc. (“PCHI”), which owns most of the Company’s operating subsidiaries.

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

Operating results for interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2020. Our business is subject to substantial seasonal variations as our retail segment has historically realized a significant portion of its net sales, cash flows and net income in the fourth quarter of each year, principally due to its Halloween season sales in October and, to a lesser extent, other year-end holiday sales. We expect that this general pattern will continue. Our results of operations may also be affected by industry factors that may be specific to a particular period, such as movement in and the general level of raw material costs and the uncertainty surrounding the impact of the COVID-19 pandemic.

Recently Issued and Adopted Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13, “Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement”. The new guidance improves and clarifies the fair value measurement disclosure requirements of ASC 820. The new disclosure requirements include the disclosure of the changes in unrealized gains or losses included in other comprehensive (loss)

income for recurring Level 3 fair value measurements held at the end of the reporting period and the explicit requirement to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The other provisions of ASU 2018-13 also include eliminated and modified disclosure requirements. The guidance was effective for fiscal years beginning after December 15, 2019. This ASU had no significant impact on the Company’s condensed consolidated financial statements.

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

In January 2017 the FASB issued ASU No. 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which eliminates the requirement to measure a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the amendments in ASU 2017-04, an entity will perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized will not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity will consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable.  The Company adopted ASU No. 2017-04 during the first quarter of 2019 and such adoption had no impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses”.  The ASU changes how entities will account for credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The ASU requires that an entity measure and recognize expected credit losses at the time the asset is recorded, while considering a broader range of information to estimate credit losses including macroeconomic conditions that correlate with historical loss experience, delinquency trends and aging behavior of receivables, among others. The Company has adopted this guidance effective January 1, 2020, prospectively, with respect to its receivables, and the adoption and application of this standard did not have a material impact to the consolidated financial statements during the first quarter.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. Judgment is required in assessing the ultimate realization of these receivables, including consideration of the Company’s history of receivable write-offs, the level of past due accounts and the economic status of the Company’s customers. In an effort to identify adverse trends relative to customer economic status, the Company assesses the financial health of the markets it operates in and performs periodic credit evaluations of its customers and ongoing reviews of account balances and aging of receivables. Amounts are considered past due when payment has not been received within the time frame of the credit terms extended. Write-offs are charged directly against the allowance for doubtful accounts and occur only after all collection efforts have been exhausted. The Company will continue to actively monitor the impact of the COVID-19 pandemic on expected losses. At March 31, 2020 and December 31, 2019, the allowance for doubtful accounts was $5,342 and $4,786, respectively.

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

The Company adopted the new lease standard during the first quarter of 2019 and, to the extent required by the pronouncement, recognized a right of use asset and liability for its operating lease arrangements with terms of greater than twelve months. The pronouncement had no impact on the Company’s consolidated statement of operations and comprehensive loss and it did not impact the Company’s compliance with its debt covenants.  Additionally, the standard requires companies to make certain annual disclosures, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Note 3 – Store Impairment and Restructuring Charges

Each year, the Company typically closes approximately ten Party City stores as part of its typical network rationalization process and in response to ongoing consumer, market and economic changes that naturally arise in the business. The Company performed a comprehensive review of its store locations aimed at improving the overall productivity of such locations (“store optimization program”). After careful consideration and evaluation of the store locations, the Company made the decision to accelerate the optimization of its store portfolio with the closure of stores, which are primarily located in close proximity to other Party City stores. In 2019, 55 stores were identified for closure, out of which 35 stores were closed in 2019 and 20 stores were closed in January 2020. In addition, 21 stores were identified in 2020 for closure at a future date. These closings should provide the Company with capital flexibility to expand into underserved markets. In addition, the Company evaluated the recoverability of long lived assets at the open stores and recorded an impairment charge associated with the operating lease asset and property, plant and equipment for open stores where sales were affected due to the outbreak of, and local, state and federal governmental responses to, COVID-19. In conjunction with the store optimization program and store impairment, during the three months ended March 31, 2020 and 2019, the Company recorded the following charges:

	Three Months Ended March 31,
	2020	2019
Inventory reserves	$11,696	$17,629
Operating lease asset impairment	14,212	13,209
Property, plant and equipment impairment	2,065	4,139
Labor and other costs incurred closing stores	1,451	—
Severance	—	661
Total	$29,424	$35,638

Amounts disclosed above represent the Company’s best estimate of the total charges that are expected to be recorded. As the Company closes the stores, it records charges for common area maintenance, insurance and taxes to be paid subsequent to such closures in accordance with the stores’ lease agreements. However, such amounts are immaterial. Additionally, the Company incurs costs while moving inventory, cleaning the stores and returning them to their original condition. Such costs are also immaterial.

The fair values of the operating lease assets and property, plant and equipment were determined based on estimated future discounted cash flows for such assets using market participant assumptions, including data on the ability to sub-lease the stores.

The charge for inventory reserves is related to inventory that is disposed of following the closures of the stores and inventory that is sold below cost prior to such closures. The charge for inventory reserves was recorded in cost of sales in the Company’s statement of operations and comprehensive loss. The other charges were recorded in Store impairment and restructuring charges in the Company’s statement of operations and comprehensive loss.

The Company cannot guarantee that it will be able to achieve the anticipated benefits from the store optimization program. If the Company is unable to achieve such benefits, its results of operations and financial condition could be affected.

Note 4 – Goodwill and Intangibles Impairment

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

During the three months ended March 31, 2020, the Company identified intangible assets’ impairment indicators associated with its market capitalization and significantly reduced customer demand for its products due to COVID-19. As a result, the Company performed interim impairment tests on the goodwill at its retail and wholesale reporting units and its other indefinite lived intangible assets as of March 31, 2020. The interim impairment tests were performed using an income approach. The Company recognized non-cash pre-tax goodwill impairment charges at March 31, 2020 of $253,110 and $148,326 against the goodwill associated with its retail and wholesale reporting units, respectively.

There was no goodwill impairment charge for the three months ended March 31, 2019.

In addition, during the three months ended March 31, 2020, the Company recorded an impairment charge of $131,287 and $3,925 on its Party City and Halloween City tradenames, respectively. During 2019, there was no impairment on the Party City trade name and the Company recorded a Halloween City trade name impairment charge of $6,575.

Note 5 – Sale/Leaseback Transaction

In June 2019, the Company sold its main distribution center in Chester, New York, its metallic balloons manufacturing facility in Eden Prairie, Minnesota and its injection molded plastics manufacturing facility in Los Lunas, New Mexico. Simultaneously, the Company entered into twenty-year leases for each of the facilities. The aggregate sale price was $128,000 and, during the year ended December 31, 2019, the Company recorded a $58,381 gain on the sale, net of transaction costs, in the Company’s condensed consolidated statement of operations and comprehensive loss.

Under the terms of the lease agreements, the Company pays total rent of $8,320 during the first year and the annual rent will increase by 2% thereafter.

The Chester and Eden Prairie leases are being accounted for as operating leases and the sale of such properties resulted in the gain above.

However, for the Los Lunas property, the present value of the lease payments is greater than substantially all of the fair value of the assets. Therefore, the lease is a finance lease and sale accounting treatment is prohibited. As such, the Company is accounting for the proceeds as a financing lease. As of March 31, 2020, $11,944 is recorded as a part of a Finance lease.

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

During June 2019, the Company used proceeds from the sale (net of costs) of $125,864 to paydown outstanding Term Loan debt of $62,770 with the balance used to paydown the ABL Facility. See Note 16 – Current and Long-Term Obligations.

Note 6 – Disposition of Assets

On October 1, 2019, the Company sold its Canadian-based Party City stores to a Canadian-based retailer for $131,711 and entered into a 10-year supply agreement under which the acquirer agreed to purchase product from the Company for such Party City stores, as well as the acquirer’s other stores.  The Company expects to use $85 million of the net proceeds to paydown principal on the Term Loan, see Note 16 – Current and Long-Term Obligations.

Note 7 – Inventories

Inventories consisted of the following:

	March 31, 2020	December 31, 2019
Finished goods	$583,662	$606,036
Raw materials	30,795	34,259
Work in process	15,418	18,124
	$629,875	$658,419

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

Note 8 – Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act (“the CARES Act”) was signed into law.  The CARES Act is a $2 trillion legislative package intended to provide economic relief to companies impacted by the COVID-19 pandemic, and it enacted a number of Internal Revenue Code modifications which are of particular benefit to the Company, including: 5-year net operating loss carryback, temporary relaxation of the limitations on interest deductions, qualified improvement property eligible for bonus depreciation, employee retention tax credits and deferral of payment of payroll tax.

The effective income tax rate for the three months ended March 31, 2020 of 15.7% is different from the statutory rate of 21.0% primarily due to the non-deductible portions of goodwill impairment charges (see Note 4 – Goodwill and Intangibles Impairment above for further discussion), state taxes, and a rate benefit related to the carryback of a net operating loss to years when the statutory income tax rate was 35.0%.

Note 9 – Changes in Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss consisted of the following:

	Three Months Ended March 31, 2020
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at December 31, 2019	$(37,434)	$1,700	$(35,734)
Other comprehensive (loss) income before reclassifications, net of tax	(12,201)	11	(12,190)
Gains reclassified from accumulated other comprehensive loss to the condensed consolidated statement of operations and comprehensive loss, net of income tax	—	(23)	(23)
Net current-period other comprehensive loss	(12,201)	(12)	(12,213)
Balance at March 31, 2020	$(49,635)	$1,688	$(47,947)

	Three Months Ended March 31, 2019
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at December 31, 2018	$(50,056)	$855	$(49,201)
Other comprehensive income before reclassifications	4,156	62	4,218
Gain reclassified from accumulated other comprehensive loss to the condensed consolidated statement of operations and comprehensive loss, net of income tax	—	(575)	(575)
Net current-period other comprehensive income	4,156	(513)	3,643
Balance at March 31, 2019	$(45,900)	$342	$(45,558)

Note 10 – Capital Stock

At March 31, 2020, the Company’s authorized capital stock consisted of 300,000,000 shares of $0.01 par value common stock and 15,000,000 shares of $0.01 par value preferred stock.

Note 11 – Segment Information

Industry Segments

The Company has two identifiable business segments. The Wholesale segment designs, manufactures, sources and distributes decorated party goods, including paper and plastic tableware, metallic and latex balloons, Halloween and other costumes, accessories, novelties, gifts and stationery throughout the world. The Retail segment operates specialty retail party supply stores in the United States, principally under the names Party City and Halloween City, and it operates e-commerce websites, principally through the domain name Partycity.com. The Retail segment also franchises both individual stores and franchise areas throughout the United States, Mexico and Puerto Rico, principally under the name Party City. The Company’s industry segment data for the three months ended March 31, 2020 and March 31, 2019 was as follows:

	Wholesale	Retail	Consolidated
Three Months Ended March 31, 2020
Revenues:
Net sales	$214,798	$301,394	$516,192
Royalties and franchise fees	—	1,582	1,582
Total revenues	214,798	302,976	517,774
Eliminations	(103,731)	—	(103,731)
Net revenues	$111,067	$302,976	$414,043
Loss from operations	$(163,548)	$(447,822)	$(611,370)
Interest expense, net			25,120
Other expense, net			5,676
Loss before income tax benefits			$(642,166)

	Wholesale	Retail	Consolidated
Three Months Ended March 31, 2019
Revenues:
Net sales	$290,301	$378,153	$668,454
Royalties and franchise fees	—	2,014	2,014
Total revenues	290,301	380,167	670,468
Eliminations	(157,352)	—	(157,352)
Net revenues	$132,949	$380,167	$513,116
Income (loss) from operations	$2,223	$(12,520)	$(10,297)
Interest expense, net			29,257
Other expense, net			1,254
Loss before income taxes			$(40,808)

In 2019, the Company initiated a store optimization program under which the Company identified approximately 55 Party City stores to be closed. In addition, 21 stores were identified in 2020 for closure at a future date. In conjunction with the program, the Company’s Retail segment recorded $29,424 and $35,638 of store impairment and restructuring charges in the first quarter of 2020 and 2019, respectively. See Note 3 – Store Impairment and Restructuring Charges for further detail.

During the three months ended March 31, 2020, the Company identified intangible assets’ impairment indicators associated with its market capitalization and significantly reduced customer demand for its products due to COVID-19. As a result, the Company performed interim impairment tests on the goodwill at its retail and wholesale reporting units and its other indefinite lived intangible assets as of March 31, 2020. As a result, the Company recognized non-cash pre-tax goodwill and trade name impairment charges. See Note 4 – Goodwill and Intangibles Impairment for further detail.

Note 12 – Commitments and Contingencies

The Company is a party to certain claims and litigation in the ordinary course of business. The Company does not believe these proceedings will result, individually or in the aggregate, in a material adverse effect on its financial condition or future results of operations.

Note 13 – Derivative Financial Instruments

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

Interest Rate Risk Management

As part of the Company’s risk management strategy, the Company periodically uses interest rate swap agreements to hedge the variability of cash flows on floating rate debt obligations. Accordingly, interest rate swap agreements are reflected in the consolidated balance sheets at fair value and the related gains and losses on these contracts are deferred in equity and recognized in interest expense over the same period in which the related interest payments being hedged are recognized in income. The Company did not utilize interest rate swap agreements during the three months ended March 31, 2020 and 2019.

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

The foreign currency exchange contracts are reflected in the condensed consolidated balance sheets at fair value. At March 31, 2020 and December 31, 2019, the Company had foreign currency exchange contracts that qualified for hedge accounting. No components of these agreements were excluded in the measurement of hedge effectiveness. As these hedges are 100% effective, there is no current impact on earnings due to hedge ineffectiveness. The Company anticipates that substantially all unrealized gains and losses in accumulated other comprehensive loss related to these foreign currency exchange contracts will be reclassified into earnings by June 2020.

The following table displays the fair values of the Company’s derivatives at March 31, 2020 and December 31, 2019:

	Derivative Assets				Derivative Liabilities
	March 31, 2020		December 31, 2019		March 31, 2020		December 31, 2019
	Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value
Foreign Exchange Contracts	(a) PP	$2	(a) PP	$—	(b) AE	$—	(b) AE	$—

(a)	PP = Prepaid expenses and other current assets
(b)	AE = Accrued expenses

The following table displays the notional amounts of the Company’s derivatives at March 31, 2020 and December 31, 2019:

Derivative Instrument	March 31, 2020	December 31, 2019
Foreign Exchange Contracts	$1,800	$300

Note 14 – Fair Value Measurements

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

During 2017, the Company acquired a 28% ownership interest in Punchbowl, Inc. (“Punchbowl”), a provider of digital greeting cards and digital invitations. At such time, the Company provided Punchbowl’s other investors with the ability to “put” their interest in Punchbowl to the Company at a future date. Additionally, at such time, the Company received the ability to “call” the interest of the other investors. During the twelve months ended December 31, 2019, the option was terminated and the Company wrote off its asset related to the call option and reversed its liability related to the put option. Prior to such time, the Company had been adjusting the put liability to fair value on a recurring basis. The liability represented a Level 3 fair value measurement as it was based on unobservable inputs. In November 2019, the Company sold its ownership interest in Punchbowl, and recorded a net charge of $2,169 in other expenses, net for the option termination and the sale of its ownership interest.

During 2017, the Company and Ampology, a subsidiary of Trivergence, reached an agreement to form a new legal entity, Kazzam, LLC (“Kazzam”), for the purpose of designing, developing and launching an online exchange platform for party-related services. As part of Ampology’s compensation for designing, developing and launching the exchange platform, Ampology received an ownership interest in Kazzam. The interest had been recorded as redeemable securities in the mezzanine of the Company’s consolidated balance sheet as Ampology had the right to cause the Company to purchase the interest. The liability was adjusted to the greater of the current fair value or the original fair value at the time at which the ownership interest was issued (adjusted for any subsequent changes in the ownership interest percentage). On March 23, 2020, the Company agreed to purchase all of Ampology’s interest in Kazzam. Refer to Note 19 – Kazzam, LLC for further detail. As of both March 31, 2020 and December 31, 2019 the original value was greater and, therefore, the liabilities are not disclosed.

The majority of the Company’s non-financial instruments, which include goodwill, intangible assets, lease assets, inventories and property, plant and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or at least annually for goodwill and indefinite-lived intangible assets), a non-financial instrument is required to be evaluated for impairment. If the Company determines that the non-financial instrument is impaired, the Company would be required to write down the non-financial instrument to its fair value. See Note 3 – Store Impairment and Restructuring Charges and Note 4 – Goodwill and Intangibles Impairment for further detail.

The carrying amounts for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximated fair value at March 31, 2020 because of the short-term maturities of the instruments and/or their variable rates of interest.

The carrying amounts and fair values of borrowings under the Term Loan Credit Agreement and the Company’s senior notes as of March 31, 2020 are as follows:

	March 31, 2020
	Carrying Amount	Fair Value
Term Loan Credit Agreement	$715,940	$349,178
6.125% Senior Notes – due 2023	347,221	80,500
6.625% Senior Notes – due 2026	495,104	55,000

The fair values of the Term Loan Credit Agreement and the Senior Notes represent Level 2 fair value measurements as the debt instruments trade in inactive markets.

Note 15 – Earnings Per Share

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

Basic and diluted loss per share is as follows:

	Three Months Ended
	March 31, 2020	March 31, 2019
Net loss attributable to common shareholders of Party City Holdco Inc.	$(541,513)	$(30,218)
Weighted average shares - Basic	93,395,609	93,174,553
Effect of dilutive securities:
Warrants	—	—
Restricted stock units	—	—
Stock options	—	—
Weighted average shares - Diluted	93,395,609	93,174,553
Net loss per share attributable to common shareholders of Party City Holdco Inc. - Basic	$(5.80)	$(0.32)
Net loss per share attributable to common shareholders of Party City Holdco Inc. - Diluted	$(5.80)	$(0.32)

During the three months ended March 31, 2020, 3,450,209 stock options, 1,000,000 warrants and 413,968 restricted stock units   were excluded from the calculation of net loss per share attributable to common shareholders of Party City Holdco Inc. – diluted as they were anti-dilutive. During the three months ended March 31, 2019, 3,613,408 stock options,  596,000 warrants and 142,130 restricted stock units were excluded from the calculation of net loss per share attributable to common shareholders of Party City Holdco Inc. – diluted as they were anti-dilutive.

Note 16 – Current and Long-Term Obligations

Long-term obligations at March 31, 2020  and December 31, 2019 consisted of the following:

	March 31, 2020	December 31, 2019
Term Loan Credit Agreement	$716,195	$718,596
6.125% Senior Notes – due 2023	347,221	347,015
6.625% Senior Notes – due 2026	495,104	494,910
Finance lease obligations	14,922	14,990
Total long-term obligations	1,573,442	1,575,511
Less: current portion	(98,588)	(71,524)
Long-term obligations, excluding current portion	$1,474,854	$1,503,987

As disclosed in Note 6 – Disposition of Assets, the Company expects to use $85 million of the net proceeds from the sale of its Canadian-based stores to paydown the Term Loan.

Prior to April 2019, the Company had a $540,000 asset-based revolving credit facility (with a seasonal increase to $640,000 during a certain period of each calendar year) (the “ABL Facility”), which matures during August 2023 (subject to a springing maturity at an earlier date if the maturity date of certain of the Company’s other debt has not been extended or refinanced). It provides for (a) revolving loans, subject to a borrowing base, and (b) letters of credit, in an aggregate face amount at any time outstanding not to exceed $50,000. During April 2019, the Company amended the ABL Facility. Such amendment removed the seasonal component and made the ABL Facility a $640,000 facility with no seasonal modification component.

In the first quarter of 2020 the Company drew down $253.0 million under the ABL Facility. At March 31, 2020, $150 million was invested in US Treasury funds with maturities of less than three months at March 31, 2020. The Company had approximately $71.3 million of availability under the ABL Facility as of March 31, 2020.

Refer to Note 20 – Subsequent Events for further disclosure about the Company’s debt.

Note 17 – Revenue from Contracts with Customers

The following table summarizes revenue from contracts with customers for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Retail Net Sales:
North American Party City Stores	$259,878	$346,140
Global E-commerce	29,753	31,808
Other	11,763	205
Total Retail Net Sales	$301,394	$378,153
Royalties and Franchise Fees	1,582	2,014
Total Retail Revenue	$302,976	$380,167
Wholesale Net Sales:
Domestic	$58,754	$73,821
International	52,313	59,128
Total Wholesale Net Sales	$111,067	$132,949
Total Consolidated Revenue	$414,043	$513,116

Note 18 – Cash, Cash Equivalents and Restricted Cash

The Company’s March 31, 2020 consolidated balance sheet included $194,433 of cash and cash equivalents (with maturities of less than three months) and $144 of restricted cash and the Company’s December 31, 2019 consolidated balance sheet included $34,917 of cash and cash equivalents and $259 of restricted cash.

Restricted cash is recorded in Prepaid expenses and other current assets.

Note 19 – Kazzam, LLC

During the first quarter of 2017, the Company and Ampology, a subsidiary of Trivergence, reached an agreement to form a new legal entity, Kazzam, LLC (“Kazzam”), for the purpose of designing, developing and launching an online exchange platform for party-related services.

At December 31, 2019, though the Company owned 26% of Kazzam’s equity, Kazzam was a variable interest entity and the Company consolidated Kazzam into the Company’s financial statements. Further, the Company was funding all of Kazzam’s start-up activities via a loan to Kazzam and recorded its operating results in “development stage expenses” in the Company’s consolidated statement of operations and comprehensive (loss) income. Ampology’s ownership interest in Kazzam had been recorded in redeemable securities in the mezzanine of the Company’s consolidated balance sheet.

In January 2020, the Company and Ampology terminated certain services agreements and warrants that Ampology had in the Company stock. The parties concurrently entered into an interim transition agreement for which expenses are recorded as development stage expenses.

On March 23, 2020, the Company agreed to purchase Ampology’s interest in Kazzam in exchange for a three-year royalty on net service revenue and a warrant to purchase up to 1,000,000 shares of the Company’s common stock. The acquisition of Ampology’s interest in Kazzam is an equity transaction and the difference between the fair value of the consideration transferred and the carrying value of Ampology’s interest in Kazzam is recorded within the consolidated statement of stockholders’ equity.

Note 20 – Subsequent Events

Transaction Support Agreement with Certain Existing Noteholders

On May 28, 2020, the Company and an ad hoc committee of holders (the “Consenting Noteholders”) of approximately 52% of the aggregate principal amount of the 6.125% Senior Notes due 2023 (the “2023 Notes”) and the 6.625% Senior Notes due 2026 (the “2026 Notes” and, together with the 2023 Notes, the “Existing Notes”), each issued by Party City Holdings Inc. (“Holdings”), entered into an agreement (together with all exhibits, annexes and schedules thereto and as subsequently amended on June 9, 2020, the “Transaction Support Agreement”), whereby the Consenting Noteholders agreed to support a set of transactions to be commenced by the Company (collectively, the “Transactions”).

Under the Transaction Support Agreement, each of the Company and the Consenting Noteholders have undertaken customary commitments to one another. The Company has agreed, among other things, to solicit approval of the Transactions by the holders of the Existing Notes through the Exchange Offer (as defined below) and to negotiate in good faith the definitive documents that will govern the Transactions. The Consenting Noteholders have agreed, among other things, to timely vote, exchange, and tender their Existing Notes in connection with the Transactions, to use commercially reasonable efforts to support approval and implementation of the Transactions, and to negotiate in good faith the definitive documents that will govern the Transactions.

The Transactions consist of the Exchange Offer, the Consent Solicitation (as defined below), the Rights Offering (as defined below) and the Private Placement (as defined below).

As of June 12, 2020, the Consenting Noteholders held a total of approximately 54% of the aggregate principal amount of the Existing Notes.

Exchange Offer

Under the Transaction Support Agreement, the Company will conduct an exchange offer (the “Exchange Offer”) in respect of the Existing Notes in which the Company will offer to exchange any and all Existing Notes, including accrued and unpaid interest on account of such notes to, but not including, the settlement date (the “Settlement Date”) of the Exchange Offer, (in each case assuming all Existing Notes are validly tendered and not validly withdrawn in the Exchange Offer) for:

•

shares of common stock of Party City Holdco Inc., par value $0.01 per share, representing 19.90% of such common stock outstanding on the Settlement Date prior to the settlement of the Exchange Offer (the “Shares”);

•

$100.0 million aggregate principal amount of 10.00% Senior Secured Notes due 2026 (the “Second Lien Issuer Exchange Notes”) to be issued by a newly formed limited liability company, a direct wholly owned subsidiary of Holdings, and Anagram International, Inc. (together, the “Issuer”). The Second Lien Issuer Exchange Notes will be secured by second-priority liens on all assets of the Issuer and its subsidiaries guaranteeing such notes and all of the Issuer’s capital stock, subject to certain agreed upon exceptions; and

•

$185.0 million aggregate principal amount of variable rate Senior Secured Notes due 2025 (the “First Lien Party City Exchange Notes”) to be issued by Holdings and secured by first-priority liens on all assets of Holdings and its subsidiaries that currently secure the Company’s existing senior credit facilities.

Consent Solicitation

The Company will seek, and holders of Existing Notes who tender pursuant to the Exchange Offer will be required to deliver, consents to certain amendments (the “Proposed Amendments”) to each of the indentures governing the Existing Notes (together, the “Existing Indentures”). The Proposed Amendments will:

•	allow for the issuance of the New Money First Lien Issuer Notes (as defined below), the Second Lien Issuer Exchange Notes and the First Lien Party City Exchange Notes;
•	allow for the issuance of the Shares;
•	eliminate substantially all of the restrictive covenants and certain events of default and related provisions contained in the Existing Indentures;
•	waive any related cross-defaults under the Existing Indentures;
•	release any guarantees provided by guarantors (or groups of guarantors) under the Existing Indentures that do not constitute Significant Subsidiaries (as defined in the Existing Indentures);
•	prohibit the designation of any future guarantors under the Existing Indentures; and
•

waive any requirement to use excess proceeds from any previous asset sales to make an offer to repurchase the Existing Notes under the provisions of the asset sales covenant in the Existing Indentures.

Rights Offering

Simultaneously with the launch of the Exchange Offer and the Consent Solicitation, the Company will initiate a rights offering (the “Rights Offering”) whereby holders of the Existing Notes eligible to participate in the Exchange Offer (“Eligible Holders”) who validly tender (and do not validly withdraw) their Existing Notes for exchange in the Exchange Offer will be provided the right (a “Right”) to purchase a pro rata portion of $41.5 million of 15.00% Senior Secured Notes due 2025 (the “New Money First Lien Issuer Notes”) to be issued by the Issuer and secured by first-priority liens on all assets of the Issuer and its subsidiaries guaranteeing such notes and all of the Issuer’s capital stock, subject to certain agreed upon exceptions.

Certain of the Consenting Noteholders (as designated from time to time, the “Backstop Parties”) have agreed in the Transaction Support Agreement to, and will, enter into a backstop and private placement agreement (the “Backstop and Private Placement Agreement”) with the Company prior to launch of the Transactions, to purchase up to $41.5 million of New Money First Lien Issuer Notes. The Backstop and Private Placement Agreement will include a $41.5 million commitment by the Backstop Parties to purchase the amount of New Money First Lien Issuer Notes that may be issued in the Rights Offering, representing the aggregate amount the Backstop Parties may purchase in the Rights Offering plus an additional amount of New Money First Lien Issuer Notes that are otherwise available to be purchased in the Rights Offering but for which applicable Rights have not been exercised by other Eligible Holders.

As consideration for entering into the Backstop and Private Placement Agreement and providing their respective commitments , the Company has agreed to pay to each of the Backstop Parties (i) its pro rata portion of an aggregate premium of $5.275 million in the form of New Money First Lien Issuer Notes plus (ii) its pro rata portion of an aggregate premium of $5.0 million in the form of First Lien Party City Exchange Notes.

Private Placement

On May 28, 2020, the Company and Barings LLC (including certain funds or advisory accounts managed, advised or sub-advised by it, “Barings”) entered into a private placement commitment agreement (the “Private Placement Commitment Agreement”). The Private Placement Commitment Agreement includes a commitment by Barings to purchase $40.0 million of New Money First Lien Issuer Notes in a private transaction (the “Private Placement”) exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). Pursuant to the terms of the Transaction Support Agreement, the Backstop and Private Placement Agreement will also contain commitments by certain parties, including Barings, to purchase $58.5 million of New Money First Lien Issuer Notes in the Private Placement.  As consideration for entering into the Backstop and Private Placement Agreement (and, with respect to Barings, the Private Placement Commitment Agreement) and providing commitments in the aggregate amount of

$58.5 million, the Company will pay to each party participating in the Private Placement an agreed portion of an aggregate premium of $4.725 million in the form of New Money First Lien Issuer Notes.

As of June 12, 2020, the Company has secured commitments in an aggregate amount of $58.5 million of New Money First Lien Issuer Notes in connection with the Private Placement.

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing.

On April 9, 2020, the Company received written notice (the “Notice”) from the New York Stock Exchange (the “NYSE”) that the Company is no longer in compliance with the NYSE continued listing standards set forth in Section 802.01C of the NYSE’s Listed Company Manual, which requires listed companies to maintain an average closing share price of at least $1.00 over a consecutive 30 trading-day period.

Under NYSE continued listing standards, the Company has a period of six months following the receipt of the Notice to regain compliance with the minimum share price requirement. However, on April 20, 2020, the NYSE made a rule filing with the Securities and Exchange Commission for relief on the $1.00 share closing price standard, which became effective on April 21, 2020. The relief provides issuers additional time to cure noncompliance with the $1.00 share closing price standard. As a result, the Company’s new noncompliance cure expiration date is December 18, 2020. In order to regain compliance, on the last trading day of any calendar month during the cure period, the Company’s common stock, $0.01 par value per share (the “Common Stock”), must have (i) a closing price of at least $1.00 per share and (ii) an average closing price of at least $1.00 per share over the 30-trading day period ending on the last trading day of such month. If the Company is unable to regain compliance, the NYSE will initiate procedures to suspend and delist the Common Stock.

The Notice has no immediate impact on the listing of the Company’s Common Stock, which will continue to be listed and traded on the NYSE during the cure period, subject to the Company’s compliance with the other listing requirements of the NYSE. The Common Stock will continue to trade under the symbol “PRTY” but will have an added designation of “.BC” to indicate the status of the Common Stock as “below compliance” with the NYSE continued listing standards. The “.BC” indicator will be removed at such time as the Company regains compliance.

The Notice does not affect the Company’s business operations or its reporting obligations with the Securities and Exchange Commission, and it does not conflict with or cause an event of default under any of the Company’s material debt or other agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References throughout this document to the “Company” include Party City Holdco Inc. and its subsidiaries. In this document the words “we,” “our,” “ours” and “us” refer only to the Company and its subsidiaries and not to any other person.

Business Overview

Our Company

We are the leading party goods company by revenue in North America and, we believe, the largest vertically integrated supplier of decorated party goods globally by revenue. The Company is a popular one-stop shopping destination for party supplies, balloons, and costumes. In addition to being a great retail brand, the Company is a global, world-class organization that combines state-of-the-art manufacturing and sourcing operations, and sophisticated wholesale operations complemented by a multi-channel retailing strategy and e-commerce retail operations. The Company is a leading player in its category and vertically integrated in its breadth and depth. The Company designs, manufactures, sources and distributes party goods, including paper and plastic tableware, metallic and latex balloons, Halloween and other costumes, accessories, novelties, gifts and stationery throughout the world. As of March 31, 2020, the Company’s retail operations include 854 specialty retail party supply stores (including franchise stores) throughout the United States and Mexico operating under the names Party City and Halloween City, and e-commerce websites, including through the domain name PartyCity.com and others.

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

Segments

We have two reporting segments: Retail and Wholesale.

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

Results of Operations

Impact of the COVID-19 Pandemic

In March 2020, the World Health Organization declared COVID-19 a global pandemic, and governmental authorities around the world have implemented measures to reduce the spread of the virus. The global spread of COVID-19 and the measures to contain it have negatively impacted the global economy, disrupted global supply chains, and created significant volatility and disruption in financial markets. In response to COVID-19, to safeguard the health and safety of its team members and customers, the Company temporarily closed all of its corporate retail stores as of March 18, 2020. During the temporary store closures, the Company offered curbside pickup and the Company’s e-commerce site, www.partycity.com, remained fully operational. However, quarantines, stay-at-home orders and related measures had significantly reduced consumer spending as well as customer demand for our products. In addition, these restrictions and other dislocations caused by the outbreak have disrupted, and may continue to disrupt, our planning, branding and administrative functions, as well as that of our suppliers, transporters and customers.

This led to a temporary furlough of approximately 90% of store employees and 70% of wholesale, manufacturing and corporate employees for whom the Company provides health benefits. In addition, there were non-payroll expense reductions including advertising and other store operating expenses, as well as professional and consulting fees, and cancellation of orders and negotiated receipt delays to manage inventory levels.

As of June 5, 2020, approximately 85% of our corporate retail stores have opened with store employees returning from furlough. But our business, operations, financial condition and liquidity have been and may continue to be materially and adversely affected. The disruption to the global economy and to our business, along with the decline in our stock price, negatively impacted the recoverability value of certain assets, including intangibles, and goodwill.

Three Months Ended March 31, 2020 Compared To Three Months Ended March 31, 2019

The following table sets forth the Company’s operating results and operating results as a percentage of total revenues for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020		2019
	(Dollars in thousands)
Revenues:
Net sales	$412,461	99.6%	$511,102	99.6%
Royalties and franchise fees	1,582	0.4	2,014	0.4
Total revenues	414,043	100.0	513,116	100.0
Expenses:
Cost of sales	296,757	71.7	339,042	66.1
Wholesale selling expenses	15,458	3.7	17,961	3.5
Retail operating expenses	88,166	21.3	95,018	18.5
Franchise expenses	3,309	0.8	3,303	0.6
General and administrative expenses	59,996	14.5	41,925	8.2
Art and development costs	5,322	1.3	5,929	1.2
Development stage expenses	2,029	0.5	2,226	0.4
Store impairment and restructuring charges	17,728	4.3	18,009	3.5
Goodwill and intangibles impairment	536,648	129.6	—	—
Total expenses	1,025,413	247.7	523,413	102.0
Loss from operations	(611,370)	(147.7)	(10,297)	(2.0)
Interest expense, net	25,120	6.1	29,257	5.7
Other expense, net	5,676	1.4	1,254	0.2
Loss before income taxes	(642,166)	(155.1)	(40,808)	(8.0)
Income tax benefit	(100,498)	(24.3)	(10,519)	(2.1)
Net loss	(541,668)	(130.8)	(30,289)	(5.9)
Less: Net loss attributable to noncontrolling interests	(155)	—	(71)	—
Net loss attributable to common shareholders of Party City Holdco Inc.	$(541,513)	(130.8)%	$(30,218)	(5.9)%
Net loss per share attributable to common shareholders of Party City Holdco Inc. – Basic	$(5.80)		$(0.32)
Net loss per share attributable to common shareholders of Party City Holdco Inc. – Diluted	$(5.80)		$(0.32)

Revenues

Total revenues for the first quarter of 2020 were $414.0 million and were $99.1 million, or 19.3%, lower than the first quarter of 2019. The following table sets forth the Company’s total revenues for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020		2019
	Dollars in Thousands	Percentage of Total Revenues	Dollars in Thousands	Percentage of Total Revenues
Net Sales:
Wholesale	$214,798	51.9%	$290,301	56.6%
Eliminations	(103,731)	(25.1)	(157,352)	(30.7)
Net wholesale	111,067	26.8	132,949	25.9
Retail	301,394	72.8	378,153	73.7
Total net sales	412,461	99.6	511,102	99.6
Royalties and franchise fees	1,582	0.4	2,014	0.4
Total revenues	$414,043	100.0%	$513,116	100.0%

Retail

Retail net sales during the first quarter of 2020 were $301.4 million and were $76.8 million, or 20.3%, lower than during the first quarter of 2019. Retail net sales at our North American Party City stores totaled $259.9 million and were $86.3 million, or 24.9% lower than in the first quarter of 2019 principally due to the temporary closure of all Party City stores in response to the COVID-19 pandemic starting on March 18, 2020, the sale of 65 Canadian Party City stores in October 2019, and the closure of 55 stores in conjunction with our 2019 store optimization program. These negative factors affecting sales were partially offset by the acquisition of six franchise and independent stores and the opening of one new store during the twelve months ended March 31, 2020. Global retail e-commerce sales totaled $40.9 million during the first quarter of 2020 and were $9.1 million, or 28.6% higher than during the corresponding quarter of 2019. Sales at other store formats totaled $0.6 million during the first quarter of 2020.

Same-store sales for the Party City brand (including North American retail e-commerce sales) decreased by 17.1% during the first quarter of 2020, principally due to the impact of the temporary closure of all Party City stores in response to the COVID-19 pandemic.

Our North American retail e-commerce sales, which include our Amazon marketplace sales, decreased by 17.1% compared to the first quarter of 2019 and, when adjusting for the impact of our “buy online, pick-up in store” program which includes our curbside pickup launched on March 25, 2020 (such sales are included in our store sales), decreased by 6.9%.

Excluding the impact of e-commerce, same-store sales decreased by 18.2%.

Same-store sales percentages were not affected by foreign currency as such percentages are calculated in local currency.

Wholesale

Wholesale net sales during the first quarter of 2020 totaled $111.1 million and were $21.8 million, or 16.5%, lower than the first  quarter of 2019. Net sales to domestic party goods retailers and distributors (including our franchisee network) totaled $43.7 million and were $10.6 million, or 19.6%, lower than during 2019 principally due to lower distributor demand and closed franchise and independent party goods stores as a result of the COVID-19 pandemic. Net sales of metallic balloons to domestic distributors and retailers (including our franchisee network) totaled $15.1 million during the first quarter of 2020 and were $4.4 million, or 22.8%, lower than during the corresponding quarter of 2019 principally due to the COVID-19 pandemic. Our international sales (which include U.S. export sales and exclude U.S. import sales from foreign subsidiaries) totaled $52.3 million and were $6.8 million, or 11.5%, lower than in 2019. Foreign currency translation negatively impacted sales by approximately $1.1 million.

Intercompany sales to our retail affiliates totaled $103.7 million during the first quarter of 2020 and were $53.6 million lower than during the corresponding quarter of 2019. Intercompany sales represented 48.3% of total wholesale sales during the first quarter of 2020 and were 34.1% lower than during the first quarter of 2019, principally reflecting the impact of the Party City store closures related to the COVID-19 pandemic. The intercompany sales of our wholesale segment are eliminated against the intercompany purchases of our retail segment in the consolidated financial statements.

Royalties and franchise fees

Royalties and franchise fees for the first quarter of 2020 totaled $1.6 million and were $0.4 million lower than during the first quarter of 2019 primarily due to lower sales as a result of store closures resulting from the COVID-19 pandemic.

Gross Profit

The following table sets forth the Company’s gross profit for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020		2019
	Dollars in Thousands	Percentage of Net Sales	Dollars in Thousands	Percentage of Net Sales
Retail	$94,361	31.3%	$136,018	36.0%
Wholesale	21,343	19.2	36,042	27.1
Total	$115,704	28.1%	$172,060	33.7%

The gross profit margin on net sales at retail during the first quarter of 2020 was 31.3% or 470 basis points lower than during the corresponding quarter of 2019. The decrease was mainly due to sales deleverage from the temporary closure of all the Company’s retail stores announced on March 18, 2020 in response to the COVID-19 pandemic.  In addition, the increased costs of helium, and unfavorable product mix due to lower sales of higher margin products contributed to the margin decline. The declines in margin were partially offset by margin increases due to favorable share of shelf gains and lower year over year  markdowns in conjunction with the Company’s “store optimization program” (see “operating expenses” below for further discussion). Our manufacturing share of shelf (i.e., the percentage of our retail product cost of sales manufactured by our wholesale segment) of 29.0% during the first quarter of 2020 was 1.4% higher as compared to the first quarter of 2019. Our wholesale share of shelf at our Party City stores and our North American retail e-commerce operations (i.e., the percentage of our retail product cost of sales supplied by our wholesale segment) was 81.3% during the quarter or 3.2% higher than during the first quarter of 2019.

The gross profit margin on net sales at wholesale during the first quarters of 2020 and 2019 was 19.2% and 27.1%, respectively. The decrease was principally due to the deleveraging of distribution and manufacturing costs from lower sales to closed franchise and independent party stores due to the COVID-19 pandemic as well as increased rent associated with the sale leaseback transaction.

Operating expenses

Wholesale selling expenses were $15.5 million during the first quarter of 2020 and were $2.5 million lower than during the corresponding quarter of 2019 principally due to lower travel, commissions, marketing, and impact of foreign exchange. Wholesale selling expenses were 13.9% and 13.5% of net wholesale sales during the first quarters of 2020 and 2019, respectively.

Retail operating expenses during the first quarter of 2020 were $88.2 million and were $6.8 million lower than the corresponding quarter of 2019. The decrease was mainly due to the sale of the 65 Canada Retail stores, 55 closed US stores in conjunction with the store optimization program, and lower credit card fees and marketing due to the COVID-19 pandemic partially offset by higher costs associated with the acquisition of Livario and Webdots in December of 2019. Retail operating expenses were 29.3% and 25.1% of retail sales during the first quarters of 2020 and 2019, respectively.

Franchise expenses during each of the first quarter of 2020 and 2019 were $3.3 million.

General and administrative expenses during the first quarters of 2020 totaled $60.0 million and were $18.1 million, or 43.1%, higher than in the first quarter of 2019 principally due to increased legal and settlement costs, new executive leadership compensation, and higher professional fees. General and administrative expenses as a percentage of total revenues were 14.5% and 8.2% during the first quarters of 2020 and 2019, respectively.

Art and development costs were $5.3 million and $5.9 million during the first quarters of 2020 and 2019, respectively.

Development stage expenses represent costs related to Kazzam.

During the three months ended March 31, 2020, the Company performed a comprehensive review of its store locations aimed at improving the overall productivity of such locations (“store optimization program”) and, after careful consideration and evaluation of the store locations, the Company made the decision to accelerate the optimization of its store portfolio with the closure of approximately 21 stores which are primarily located in close proximity to other Party City stores. These closings should provide the Company with capital flexibility to expand into underserved markets. In addition, the Company estimated lease impairment for open stores where sales were affected due to the outbreak of, and local, state and federal governmental responses to, COVID-19.

Goodwill and intangibles impairment charges for the three months ended March 31, 2020 were $536.6 million. The non-cash pre-tax goodwill impairment charges were the result of a sustained decline in the Company’s market capitalization and significantly reduced customer demand for its products due to COVID-19. There were no goodwill impairment charges for the three months ended March 31, 2019. See Note 4 – Goodwill and Intangibles Impairment, of Item 1, “Condensed Consolidated Financial Statements (Unaudited)” in this Quarterly Report on Form 10-Q for further discussion.

Interest expense, net

Interest expense, net, totaled $25.1 million during the first quarter of 2020, compared to $29.3 million during the first quarter of 2019. The decrease in interest principally reflects lower average debt following a debt repayment in the fourth quarter of 2019.

Other expense, net

For the first quarters of 2020 and 2019, other expense, net, totaled $5.7 million and $1.3 million, respectively. The change is due to currency loss during the first quarter of 2020.

Income tax benefit

The effective income tax rate for the three months ended March 31, 2020, 15.7%, is different from the statutory rate primarily due the non-deductible portions of the goodwill impairment charges noted above, state taxes, and a rate benefit related to the carryback of a net operating loss to years when the statutory income tax rate was 35.0%.

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

	Three Months Ended March 31,
	2020	2019
(Dollars in thousands)
Net loss	$(541,668)	$(30,289)
Interest expense, net	25,120	29,257
Income taxes	(100,498)	(10,519)
Depreciation and amortization	17,752	21,341
EBITDA	(599,294)	9,790
Non-cash purchase accounting adjustments	—	1,001
Store impairment and restructuring charges (a)	27,761	35,638
Other restructuring, retention and severance (b)	3,047	1,388
Goodwill and intangibles impairment (c)	536,648	—
Deferred rent (d)	(1,384)	(1,150)
Closed store expense (e)	1,235	591
Foreign currency losses/(gains), net	4,255	(293)
Stock option expense (f)	354	370
Non-employee equity-based compensation (g)	1,033	129
Undistributed income in equity method investments	(144)	(198)
Corporate development expenses (h)	2,969	2,845
Restricted stock units – time-based (i)	621	392
Non-recurring legal settlements/costs	6,321	732
COVID - 19 (l)	26,180	—
Other	2,272	247
Adjusted EBITDA	$11,874	$51,482

		March 31, 2020 EBITDA Adjustments
	March 31, 2020 GAAP Basis (as reported)	Goodwill and intangibles impairment (c)	Store impairment and restructuring charges (a)	Corporate development expenses (h)	Legal	Stock Option Expense/Non- Employee Equity Compensation/ Restricted stock units – time-based (f)(g)(i)	Deferred Rent (d)	Other restructuring, retention and severance (b)	Closed store expense (e)	COVID- 19 (l)	Foreign currency losses	Other	March 31, 2020 Non-GAAP basis
Revenues:
Net sales	$412,461												$412,461
Royalties and franchise fees	1,582												1,582
Total revenues	414,043												414,043
Cost of sales	296,757		(10,033)							(12,804)		(429)	273,491
Wholesale selling expenses	15,458			(736)						(114)			14,608
Retail operating expenses	88,166						1,336		(1,166)	(10,178)			78,158
Franchise expenses	3,309									(329)			2,980
General and administrative expenses	59,996			(100)	(6,321)	(975)	48	(3,047)	(69)	(2,755)			46,777
Art and development costs	5,322												5,322
Development stage expenses	2,029			(2,029)									—
Store impairment and restructuring charges	17,728		(17,728)										—
Goodwill and intangibles impairment	536,648	(536,648)											—
Total expenses	1,025,413	(536,648)	(27,761)	(2,865)	(6,321)	(975)	1,384	(3,047)	(1,235)	(26,180)	—	(429)	421,336
Loss from operations	(611,370)												(7,293)
Interest expense, net	25,120												25,120
Other expense, net	5,676			(104)		(1,033)					(4,255)	(1,699)	(1,415)
Loss before income taxes	(642,166)												(30,998)
Interest expense, net	25,120												25,120
Depreciation and amortization	17,752												17,752
EBITDA	(599,294)												11,874
Adjustments to EBITDA	611,168	(536,648)	(27,761)	(2,969)	(6,321)	(2,008)	1,384	(3,047)	(1,235)	(26,180)	(4,255)	(2,128)	—
Adjusted EBITDA	$11,874	$(536,648)	$(27,761)	$(2,969)	$(6,321)	$(2,008)	$1,384	$(3,047)	$(1,235)	$(26,180)	$(4,255)	$(2,128)	$11,874

		March 31, 2019 EBITDA Adjustments
	March 31, 2019 GAAP Basis (as reported)	Store impairment and restructuring charges (a)	Corporate development expenses (h)	Legal	Stock Option Expense/Non- Employee Equity Compensation/ Restricted stock units – time-based (f)(g)(i)	Deferred Rent (d)	Other restructuring, retention and severance (b)	Closed store expense (e)	Non-Cash Purchase Accounting Adjustments	Foreign currency gains	Other	March 31, 2019 Non-GAAP basis
Revenues:
Net sales	$511,102											$511,102
Royalties and franchise fees	2,014											2,014
Total revenues	513,116											513,116
Cost of sales	339,042	(17,629)				1,150						322,563
Wholesale selling expenses	17,961											17,961
Retail operating expenses	95,018						(31)	(479)				94,508
Franchise expenses	3,303											3,303
General and administrative expenses	41,925			(732)	(891)		(1,357)	(112)				38,833
Art and development costs	5,929											5,929
Development stage expenses	2,226		(2,226)									—
Store impairment and restructuring charges	18,009	(18,009)										—
Goodwill and intangibles impairment	—											—
Total expenses	523,413	(35,638)	(2,226)	(732)	(891)	1,150	(1,388)	(591)	—	—	—	483,097
Loss from operations	(10,297)											30,019
Interest expense, net	29,257											29,257
Other expense, net	1,254		(619)						(1,001)	293	(49)	(122)
Loss before income taxes	(40,808)											884
Interest expense, net	29,257											29,257
Depreciation and amortization	21,341											21,341
EBITDA	9,790											51,482
Adjustments to EBITDA	41,692	(35,638)	(2,845)	(732)	(891)	1,150	(1,388)	(591)	(1,001)	293	(49)	—
Adjusted EBITDA	$51,482	$(35,638)	$(2,845)	$(732)	$(891)	$1,150	$(1,388)	$(591)	$(1,001)	$293	$(49)	$51,482

	Three Months Ended March 31,
	2020	2019
(Dollars in thousands, except per share amounts)
Loss before income taxes	$(642,166)	$(40,808)
Intangible asset amortization	2,866	3,429
Non-cash purchase accounting adjustments	—	1,317
Amortization of deferred financing costs and original issuance discounts (j)	1,202	1,143
Store impairment and restructuring charges (a)	27,973	35,638
Other restructuring charges (b)	922	—
Goodwill and intangibles impairment (c)	536,648	—
Non-employee equity-based compensation (g)	1,033	129
Non-recurring legal settlements/costs	6,321	—
Stock option expense (f)	354	370
COVID - 19 (l)	26,180	—
Adjusted (loss) income before income taxes	(38,667)	1,218
Adjusted income tax (benefit) expense (k)	(12,284)	115
Adjusted net (loss) income	$(26,383)	$1,103
Adjusted net (loss) income per common share – diluted	$(0.28)	$0.01
Weighted-average number of common shares-diluted	93,395,609	93,879,979

(a)

During the three months ended March 31, 2019, the Company initiated a store optimization program under which it closed approximately 55 Party City stores during the course of 2019 and 21 Party City stores during the first quarter of 2020. In conjunction with the program, during the first three months of 2020, the Company recorded the following charges: inventory reserves: $11,696, operating lease asset impairment: $8,162, plant and equipment impairment: $2,065 and labor and other costs related to closing the stores: $1,451. In addition the Company recorded $6,051 of operating lease asset impairment related to its active stores, driven partially by stores that were closed due to COVID-19. During the first three months of 2019, the Company recorded the following charges related to the store optimization program: inventory reserves: $17,629, operating lease asset impairment: $13,209, property, plant and equipment impairment: $4,139 and severance: $661. See Note 3 – Store Impairment and Restructuring Charges in Item 1 for further discussion. Additionally, during the process of liquidating the inventory in such stores, the Company lost margin of $980.

(b)	Amounts expensed during the first quarter 2020 principally relate to severance due to the organizational changes.
(c)	As a result of a sustained decline in market capitalization, the Company recognized a non-cash pre-tax goodwill and intangibles impairment charge at March 31, 2020 of $536,648.
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

(e)	Charges incurred related to closing and relocating stores in the ordinary course of business.
(f)	Represents non-cash charges related to stock options.
(g)	The acquisition of Ampology’s interest in Kazzam, LLC in an equity transaction. See Note 19 – Kazzam, LLC in Item 1 for further discussion.
(h)	Primarily represents costs for Kazzam (see Note 19 – Kazzam, LLC in Item 1 for further discussion) and third-party costs related to acquisitions (principally legal and diligence expenses).
(i)	Non-cash charges for restricted stock units that vest based on service conditions.
(j)

During February 2018, the Company amended the Term Loan Credit Agreement. In conjunction with the amendment, the Company wrote-off capitalized deferred financing costs, original issue discounts and call premiums. The amounts are included in “Amortization of deferred financing costs and original issuance discounts” in the adjusted net income table above.

(k)

Represents income tax expense/benefit after excluding the specific tax impacts for each of the pre-tax adjustments. The tax impacts for each of the adjustments were determined by applying to the pre-tax adjustments the effective income tax rates for the specific legal entities in which the adjustments were recorded.

(l)	Represents COVID-19 expenses for employees on temporary furlough for whom the Company provides health benefits; non-payroll expenses including advertising, occupancy and other store expenses.

Liquidity

The Company’s indebtedness principally consists of: (i) a senior secured term loan facility (“Term Loan Credit Agreement”), (ii) $350 million of 6.125% Senior Notes (the “2023 Notes”) and (iii) $500 million of 6.625% Senior Notes (the “2026 Notes”). Additionally, the Company has a $640 million asset-based revolving credit facility (“ABL Facility”) that it draws down on as necessary (see the consolidated statement of cash flows in Item 1). As disclosed in Note 6 – Disposition of Assets in Item 1, the Company expects to use $85 million of the net proceeds from the sale of its Canadian-based stores to paydown the Term Loan.

During the temporary store closures as a result of COVID-19, quarantines, stay-at-home orders and related measures had significantly reduced consumer spending as well as customer demand for our products. The Company reduced cash outflow through reduction of employee and non-employee expenses, cancellation of orders and negotiated receipt delays to manage inventory levels.

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

As a result and as disclosed in Note 20 – Subsequent Events, on May 28, 2020, the Company entered into an exchange offer transaction support agreement with an ad hoc committee of holders of at least 52% of the aggregate principal amount of the 2023 and 2026 Notes whereby the Consenting Noteholders have agreed to support a set of transactions to be commenced by the Company. The contemplated transactions are expected to deleverage the Company’s balance sheet by approximately $450 million and the Company intends to raise $100.0 million in new capital to increase its financial strength and support PCHI’s global operations and ongoing transformation initiatives.

Cash Flow

Net cash used in operating activities totaled $74.0 million and $100.9 million during the three months ended March 31, 2020 and 2019, respectively. The variance principally reflects decrease in accounts receivable due to decreased sales as well as reduced payments from lower inventory levels. Changes in operating assets and liabilities during the first three months of 2020 and 2019 resulted in the use of cash of $52.0 million and $83.3 million, respectively.

Net cash used in investing activities totaled $10.7 million during the three months ended March 31, 2020, as compared to $12.9 million used in investing activities during the three months ended March 31, 2019. Capital expenditures during the three months ended March 31, 2020 and 2019 were $10.7 million and $12.4 million, respectively. Retail capital expenditures totaled $5.0 million during 2020. Wholesale capital expenditures during 2020 totaled $6.0 million.

Net cash provided by financing activities was $249.0 million during the three months ended March 31, 2020 and $91.7 million during the three months ended March 31, 2019. The variance was principally due to a $150.0 million draw down under the ABL Facility, which were invested in US Treasury funds at March 31, 2020.

As of March 31, 2020, the Company had approximately $71.3 million of availability under the ABL Facility.

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

During the first quarter of 2020, the Company identified impairment indicators associated with its market capitalization and significantly reduced customer demand for its products due to COVID-19. As a result, the Company performed interim impairment tests on the goodwill at its retail and wholesale reporting units. As a result, the Company recorded a $536.6 million goodwill impairment charge. See Note 4 – Goodwill and Intangibles Impairment, of Item 1, “Condensed Consolidated Financial Statements (Unaudited)” in this Quarterly Report on Form 10-Q for further discussion. Should actual results differ from certain key assumptions used in the interim impairment test, including revenue and EBITDA growth, which are both impacted by economic conditions, or should other key assumptions change, including discount rates and market multiples, in subsequent periods the Company could record additional impairment charges for the goodwill of such reporting units.

Contractual Obligations

Other than as described above under “Liquidity”, there were no material changes to our future minimum contractual obligations as of December 31, 2019 as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Off Balance Sheet Arrangements

We had no off-balance sheet arrangements during the three months ended March 31, 2020 and the year ended December 31, 2019.

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

Cautionary Note Regarding Forward-Looking Statements

From time to time, including in this filing and, in particular, the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we make “forward-looking statements” within the meaning of federal and state securities laws. Disclosures that use words such as the company “believes,” “anticipates,” “expects,” “estimates,” “intends,” “will,” “may” or “plans” and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect our current expectations and are based upon data available to us at the time the statements were made. An example of a forward-looking statement is our belief that our cash generated from operating activities and availability under our credit facilities will be adequate to meet our liquidity needs for at least the next 12 months. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. These risks, as well as other risks and uncertainties, are detailed in the section titled “Risk Factors” included in our Annual Report on Form 10-K filed with the SEC on March 12, 2020 and in the “Risk Factors” section of this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. All forward-looking statements are qualified by these cautionary statements and are made only as of the date of this filing. Any such forward-looking statements, whether made in this filing or elsewhere, should be considered in context with the various disclosures made by us about our business. The following risks related to our business, among others, could cause actual results to differ materially from those described in the forward-looking statements:

•	potential risks and uncertainties relating to the ultimate geographic spread of COVID-19;
•	economic slowdown affecting consumer spending and general economic conditions, including as a result of the COVID-19 pandemic;
•	the severity of the COVID-19 pandemic;
•	the duration of the COVID-19 pandemic;
•	actions that may be taken by governmental authorities to contain the COVID-19 pandemic or to treat its impact;
•	the potential negative impacts of COVID-19 on the global economy and foreign sourcing;
•	the impacts of COVID-19 on the Company’s financial condition and business operation;
•

our ability to satisfy the conditions to, and consummate, a series of expected refinancing transactions and, if such transactions are consummated, our ability to realize the expected benefits of such transactions from improving our capital structure and our near term liquidity;

•	our ability to compete effectively in a competitive industry;
•	fluctuations in commodity prices;
•	helium shortages;
•	our ability to appropriately respond to changing merchandise trends and consumer preferences;
•	successful implementation of our business strategy;
•	decreases in our Halloween sales;
•	unexpected or unfavorable consumer responses to our promotional or merchandising programs;
•	failure to comply with existing or future laws relating to our marketing programs, e-commerce initiatives and the use of consumer information;

•	disruption to the transportation system or increases in transportation costs;
•	product recalls or product liability;
•	economic slowdown affecting consumer spending and general economic conditions;
•	loss or actions of third-party vendors and loss of the right to use licensed material;
•	disruptions at our manufacturing facilities;
•	failure by suppliers or third-party manufacturers to follow acceptable labor practices or to comply with other applicable laws and guidelines;
•	changes in regulations or enforcement, or our failure to comply with existing or future regulations;
•	our international operations subjecting us to additional risks;
•	potential litigation and claims;
•	risks related to international trade disputes and the U.S. government’s trade policy;
•	lack of available additional capital;
•	our inability to retain or hire key personnel;
•	risks associated with leasing substantial amounts of space;
•	risks arising from the results of the public referendum held in United Kingdom and its membership in the European Union;
•	failure of existing franchisees to conduct their business in accordance with agreed upon standards;
•	adequacy of our information systems, order fulfillment and distribution facilities;
•	our ability to adequately maintain the security of our electronic and other confidential information;
•	our inability to successfully identify and integrate acquisitions;
•	adequacy of our intellectual property rights;
•	potential negative effect of certain aspects of recent U.S. federal income tax reform;
•	risks related to our substantial indebtedness;
•	risks associated with interest rate changes;
•	straining of resources and ability to attract and retain qualified board members due to maintaining and improving our financial controls;
•	decline of our common stock market price due to the large number of outstanding shares of our common stock eligible for sale; and
•	the other factors set forth under “Risk Factors” in our Annual Report on Form 10-K, filed with the SEC on March 12, 2020, and in the “Risk Factors” section of this Quarterly Report on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risks since December 31, 2019 as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4. Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Act”)) as of March 31, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is: (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

Information in response to this Item is incorporated herein by reference from Note 12 – Commitments and Contingencies, to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

"Item 1A, Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities Exchange Commission on March 12, 2020, includes a discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors disclosed in our Annual Report on Form 10-K. The effects of the events and circumstances described in the following risk factor may have the additional effect of heightening many of the risks noted in our Annual Report on Form 10-K. Otherwise, except as presented below, there have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended February 1, 2020, as filed with the Securities Exchange Commission on March 27, 2020.

Our business, operations, financial condition and liquidity have been and may continue to be materially and adversely affected by the outbreak of COVID-19, a novel coronavirus.

In March 2020, the World Health Organization declared COVID-19 a global pandemic, and governmental authorities around the world have implemented measures to reduce the spread of the virus. The global spread of COVID-19 and the measures to contain it have negatively impacted the global economy, disrupted global supply chains, and created significant volatility and disruption in financial markets. In response to COVID-19, to safeguard the health and safety of its team members and customers, the Company temporarily closed all of its corporate retail stores as of March 18, 2020. Although the Company’s e-commerce site, www.partycity.com, remains fully operational and the number of stores offering curbside pickup continues to expand, quarantines, stay-at-home orders and related measures have significantly reduced consumer spending as well as customer demand for our products. In addition, these restrictions and other dislocations caused by the outbreak have disrupted our planning, branding and administrative functions, as well as that of our suppliers, transporters and customers, which will make it more difficult for our business to recover even after we are able to reopen. As a result, our business, operations, financial condition and liquidity have been and may continue to be materially and adversely affected. Further, the disruption to the global economy and to our business, along with the decline in our stock price, may negatively impact the carrying value of certain assets, including inventories, accounts receivables, intangibles, and goodwill. The full extent to which COVID-19 and the measures to contain it will impact our business, operations financial condition and liquidity will depend on the severity and duration of the COVID-19 outbreak and other future developments related to the response to the virus all of which are highly uncertain. As a result, we cannot predict the ultimate impact of COVID-19 on the Company and its operational and financial performance.

We are currently contemplating a series of refinancing transactions. We may not be able to complete such transactions or any other alternative transaction, on favorable terms or at all, and our financial condition could be materially adversely affected.

The Company and certain consenting holders of its outstanding Senior Notes (the "Existing Notes") entered into a transaction support agreement whereby such consenting noteholders have agreed to support a series of transactions expected to be commenced by the Company, including an offer to exchange the Existing Notes for newly issued Senior Secured Notes, solicitation of consents to certain amendments to the indentures governing the Existing Notes and issuance of additional Senior Secured Notes to raise new capital through a rights offering and a private placement. The closing of such transactions is conditioned on the satisfaction or waiver of a number of conditions precedent, including finalizing all definitive documents and achieving certain participation thresholds. Specifically, the transaction support agreement requires the valid tender, without valid withdrawal, of a minimum of 98.00%, or $833 million, of the outstanding aggregate principal amount of the Existing Notes. Among other things, these transactions are conditioned on, and would only be consummated concurrently with, each other and as a result, this series of transactions may not be completed as contemplated or at all.  If the Company is unable to complete these transactions or any other alternative transaction, on favorable terms or at all, due to market conditions or otherwise, its financial condition could be materially adversely affected. Nothing contained in this Quarterly Report on Form 10-Q should be construed as an offer to sell, or a solicitation of an offer to purchase, any securities of the Company. See Note 20 – "Subsequent Events" to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information.

Item 5. Other Information

On June 9, 2020, the Company and certain consenting holders of the Company’s outstanding 6.125% Senior Notes due 2023 and 6.625% Senior Notes due 2026 (collectively, the “Existing Notes”) entered into an amendment (the “Amendment”) to the Transaction Support Agreement, dated as of May 28, 2020 (the “Original Agreement”), among the Company and an ad hoc committee of holders of at least 52% of the aggregate principal of the Existing Notes. The Original Agreement is described in the Company’s Current Report on Form 8-K, dated May 29, 2020. The full text of the Original Agreement is attached hereto as Exhibit 10.3 and is incorporated herein by reference.

Among other things, the Amendment provides for the following modifications to the Original Agreement:

•

with respect to the contemplated private placement (the “Private Placement”) of 15.00% Senior Secured Notes due 2025 (the “New Money First Lien Issuer Notes”), the Amendment provides for the increase of the aggregate size of commitments by private placement parties (the “Private Placement Parties”) from $50.0 million to $58.5 million;

•

with respect to a contemplated offering of rights (the “Rights Offering”) to purchase a pro rata portion of New Money First Lien Issuer Notes, the Amendment provides for the decrease of the aggregate size of the Rights Offering it decreases the aggregate size of such offering from $50.0 million to $41.5 million;

•

with respect to the consideration payable to the Private Placement Parties in the form of New Money First Lien Issuer Notes, the Amendment modifies it from a pro rata allocation of an aggregate premium of $5.0 million to an agreed allocation of an aggregate premium of $4.725 million; and

•

with respect to the portion of the total consideration payable in the form of New Money First Lien Issuer Notes to certain holders of Existing Notes in exchange for backstopping the Rights Offering, the Amendment increases it from $5.0 million to $5.275 million.

The foregoing is a summary of the material terms of, and is qualified by, the full text of the Amendment, which is attached hereto as Exhibit 10.5 and is incorporated herein by reference. Nothing contained in this Quarterly Report on Form 10-Q should be construed as an offer to sell, or a solicitation of an offer to purchase, any securities of the Company.

Item 6. Exhibits

Exhibit Number	Description

3.1

Certificate of Correction to Party City Holdco Inc.’s Second Amended and Restated Certificate of Incorporation filed on June 6, 2019, dated December 17, 2019 and corrected Second Amended and Restated Certificate of Incorporation

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Party City Holdco Inc.’s Form 8-K dated June 7, 2019)

10.1†*	Employment Agreement between Party City Holdings Inc., Party City Holdco Inc. and Michael P. Harrison, dated April 5, 2020

10.2†*	Form of Temporary Reduction in Base Salary Agreement between Party City Holdco Inc. and (Employees) dated April 25, 2020

10.3

Transaction Support Agreement, dated as of May 28, 2020, among Party City Holdings Inc., Party City Holdco Inc., the other credit parties party thereto and certain consenting noteholders party thereto (incorporated by reference to Exhibit 10.1 to Party City Holdco Inc.’s Form 8-K dated May 28, 2020)

10.4

Private Placement Commitment Agreement, dated as of May 28, 2020, among Party City Holdings Inc., Party City Holdco Inc., the other credit parties party thereto and the private placement party named therein (incorporated by reference to Exhibit 10.2 to Party City Holdco Inc.’s Form 8-K dated May 28, 2020)

10.5*

First Amendment to the Transaction Support Agreement, dated as of June 9, 2020, among Party City Holdings Inc., Party City Holdco Inc., the other credit parties party thereto and certain consenting noteholders party thereto

10.6†*	Form of Nonqualified Stock Option Award Agreement (Employees) under the Party City Holdco Inc. Amended and Restated 2012 Omnibus Equity Incentive Plan

21.1*	List of Subsidiaries of Party City Holdco Inc.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104.1*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Management contract of compensatory plan or arrangement
*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

PARTY CITY HOLDCO INC.

By:	/s/ Todd Vogensen
Todd Vogensen
Chief Financial Officer (Principal Financial Officer)

Date: June 12, 2020