Form 10-Q
period 2020-06-30
Party City Holdco Inc.
filed 2020-08-07
CIK 1592058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 29, 2020, 94,602,386 shares of the Registrant’s common stock were outstanding.

PARTY CITY HOLDCO INC.

Form 10-Q

June 30, 2020

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2020	December 31, 2019
	(Note 2) (Unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$154,133	$34,917
Accounts receivable, net	85,081	149,109
Inventories, net	635,014	658,419
Prepaid expenses and other current assets	94,710	51,685
Total current assets	968,938	894,130
Property, plant and equipment, net	223,433	243,572
Operating lease asset	755,288	802,634
Goodwill	666,084	1,072,330
Trade names	394,203	530,320
Other intangible assets, net	39,402	45,060
Other assets, net	9,435	7,273
Total assets	$3,056,783	$3,595,319
LIABILITIES, REDEEMABLE SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$325,754	$128,806
Accounts payable	144,849	152,300
Accrued expenses	179,159	150,921
Current portion of operating lease liability	202,971	155,471
Income taxes payable	—	35,905
Current portion of long-term obligations	13,810	71,524
Total current liabilities	866,543	694,927
Long-term obligations, excluding current portion	1,557,576	1,503,987
Long-term portion of operating lease liability	685,290	720,735
Deferred income tax liabilities, net	67,458	126,081
Other long-term liabilities	16,932	16,517
Total liabilities	3,193,799	3,062,247
Redeemable securities	—	3,351
Commitments and contingencies
Stockholders’ equity:
Common stock (94,602,386 and 94,461,576 shares outstanding and 121,819,456 and 121,662,540 shares issued at June 30, 2020 and December 31, 2019, respectively)	1,211	1,211
Additional paid-in capital	941,745	928,573
Accumulated deficit	(708,747)	(37,219)
Accumulated other comprehensive loss	(43,849)	(35,734)
Total Party City Holdco Inc. stockholders’ equity before common stock held in treasury	190,360	856,831
Less: Common stock held in treasury, at cost (27,217,070 and 27,200,964 shares at June 30, 2020 and December 31, 2019, respectively)	(327,170)	(327,086)
Total Party City Holdco Inc. stockholders’ equity	(136,810)	529,745
Noncontrolling interests	(206)	(24)
Total stockholders’ equity	(137,016)	529,721
Total liabilities, redeemable securities and stockholders’ equity	$3,056,783	$3,595,319

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,
	2020	2019
Revenues:
Net sales	$253,646	$561,702
Royalties and franchise fees	1,045	2,189
Total revenues	254,691	563,891
Cost of sales	237,907	353,056
Wholesale selling expenses	9,707	16,884
Retail operating expenses	65,236	96,143
Franchise expenses	3,121	3,236
General and administrative expenses	59,931	41,510
Art and development costs	3,516	5,712
Development stage expenses	903	3,012
Gain on sale/leaseback transaction	—	(58,381)
Store impairment and restructuring charges	1,164	5,234
Total expenses	381,485	466,406
(Loss) income from operations	(126,794)	97,485
Interest expense, net	25,412	30,176
Other expense, net	1,484	3,342
(Loss) income before income taxes	(153,690)	63,967
Income tax (benefit) expense	(23,631)	15,962
Net (loss) income	(130,059)	48,005
Less: Net loss attributable to noncontrolling interests	(44)	(69)
Net (loss) income attributable to common shareholders of Party City Holdco Inc.	$(130,015)	$48,074
Net (loss) income per share attributable to common shareholders of Party City Holdco Inc.–Basic	$(1.39)	$0.52
Net (loss) income per share attributable to common shareholders of Party City Holdco Inc.–Diluted	$(1.39)	$0.51
Weighted-average number of common shares-Basic	93,419,078	93,293,176
Weighted-average number of common shares-Diluted	93,419,078	93,703,546
Dividends declared per share	$—	$—
Comprehensive (loss) income	$(125,961)	$48,327
Less: Comprehensive loss attributable to noncontrolling interests	(44)	(89)
Comprehensive (loss) income attributable to common shareholders of Party City Holdco Inc.	$(125,917)	$48,416

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Six Months Ended June 30,
	2020	2019
Revenues:
Net sales	$666,107	$1,072,804
Royalties and franchise fees	2,627	4,203
Total revenues	668,734	1,077,007
Cost of sales	534,664	692,098
Wholesale selling expenses	25,165	34,845
Retail operating expenses	153,402	191,161
Franchise expenses	6,430	6,539
General and administrative expenses	119,927	83,435
Art and development costs	8,838	11,641
Development stage expenses	2,932	5,238
Gain on sale/leaseback transaction	—	(58,381)
Store impairment and restructuring charges	18,892	23,243
Goodwill and intangibles impairment	536,648	—
Total expense	1,406,898	989,819
(Loss) income from operations	(738,164)	87,188
Interest expense, net	50,532	59,433
Other expense, net	7,160	4,596
(Loss) income before income taxes	(795,856)	23,159
Income tax (benefit) expense	(124,129)	5,443
Net (loss) income	(671,727)	17,716
Less: Net loss attributable to noncontrolling interests	(199)	(140)
Net (loss) income attributable to common shareholders of Party City Holdco Inc.	$(671,528)	$17,856
Net (loss) income per share attributable to common shareholders of Party City Holdco Inc.–Basic	$(7.19)	$0.19
Net (loss) income per share attributable to common shareholders of Party City Holdco Inc.–Diluted	$(7.19)	$0.19
Weighted-average number of common shares-Basic	93,407,344	93,233,865
Weighted-average number of common shares-Diluted	93,407,344	93,791,763
Dividends declared per share	$—	$—
Comprehensive (loss) income	$(679,842)	$21,690
Less: Comprehensive loss attributable to noncontrolling interests	(199)	(151)
Comprehensive (loss) income attributable to common shareholders of Party City Holdco Inc.	$(679,643)	$21,841

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Party City Holdco Inc. Stockholders’ Equity Before Common Stock Held In Treasury	Common Stock Held In Treasury	Total Party City Holdco Inc. Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
Balance at March 31, 2020	$1,211	$933,174	$(578,732)	$(47,947)	$307,706	$(327,170)	$(19,464)	$(162)	$(19,626)
Net loss	—	—	(130,015)	—	(130,015)	—	(130,015)	(44)	(130,059)
Stock option expense – time – based	—	206	—	—	206	—	206	—	206
Stock option expense – performance – based	—	7,847	—	—	7,847	—	7,847	—	7,847
Restricted stock units – time-based	—	518	—	—	518	—	518	—	518
Foreign currency adjustments	—	—	—	4,014	4,014	—	4,014	—	4,014
Impact of foreign exchange contracts, net	—	—	—	84	84	—	84	—	84
Balance at June 30, 2020	$1,211	$941,745	$(708,747)	$(43,849)	$190,360	$(327,170)	$(136,810)	$(206)	$(137,016)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Party City Holdco Inc. Stockholders’ Equity Before Common Stock Held In Treasury	Common Stock Held In Treasury	Total Party City Holdco Inc. Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
Balance at March 31, 2019	$1,210	$925,233	$465,056	$(45,558)	$1,345,941	$(327,086)	$1,018,855	$300	$1,019,155
Net income (loss)	—	—	48,074	—	48,074	—	48,074	(69)	48,005
Stock option expense	—	371	—	—	371	—	371	—	371
Restricted stock units – time-based	—	541	—	—	541	—	541	—	541
Restricted stock units – performance-based	—	476	—	—	476	—	476	—	476
Director – non-cash compensation	—	88	—	—	88	—	88	—	88
Warrant expense	—	129	—	—	129	—	129	—	129
Foreign currency adjustments	—	—	—	556	556	—	556	(20)	536
Impact of foreign exchange contracts, net	—	—	—	(214)	(214)	—	(214)	—	(214)
Balance at June 30, 2019	$1,210	$926,838	$513,130	$(45,216)	$1,395,962	$(327,086)	$1,068,876	$211	$1,069,087

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Party City Holdco Inc. Stockholders’ Equity Before Common Stock Held In Treasury	Common Stock Held In Treasury	Total Party City Holdco Inc. Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
Balance at December 31, 2019	$1,211	$928,573	$(37,219)	$(35,734)	$856,831	$(327,086)	$529,745	$(24)	$529,721
Net loss	—	—	(671,528)	—	(671,528)	—	(671,528)	(199)	(671,727)
Stock option expense – time – based	—	560	—	—	560	—	560	—	560
Stock option expense – performance – based		7,847	—	—	7,847	—	7,847	—	7,847
Restricted stock units – time – based	—	1,139	—	—	1,139	—	1,139	—	1,139
Director – non-cash compensation	—	75	—	—	75	—	75	—	75
Warrant expense (see Note 19 – Kazzam, LLC)	—	1,033	—	—	1,033	—	1,033	—	1,033
Acquired non-controlling interest	—	2,518	—	—	2,518	—	2,518	17	2,535
Treasury stock purchases	—	—	—	—	—	(84)	(84)	—	(84)
Foreign currency adjustments	—	—	—	(8,187)	(8,187)	—	(8,187)	—	(8,187)
Impact of foreign exchange contracts, net	—	—	—	72	72	—	72	—	72
Balance at June 30, 2020	$1,211	$941,745	$(708,747)	$(43,849)	$190,360	$(327,170)	$(136,810)	$(206)	$(137,016)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Party City Holdco Inc. Stockholders’ Equity Before Common Stock Held In Treasury	Common Stock Held In Treasury	Total Party City Holdco Inc. Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
Balance at December 31, 2018	$1,208	$922,476	$495,777	$(49,201)	$1,370,260	$(326,930)	$1,043,330	$291	$1,043,621
Cumulative effect of change in accounting principle, net (see Note 2)	—	662	(503)	—	159	—	159	—	159
Balance at December 31, 2018, as adjusted	$1,208	$923,138	$495,274	$(49,201)	$1,370,419	$(326,930)	$1,043,489	$291	$1,043,780
Net income (loss)	—	—	17,856	—	17,856	—	17,856	(140)	17,716
Stock option expense	—	741	—	—	741	—	741	—	741
Restricted stock units – time-based	—	933	—	—	933	—	933	—	933
Restricted stock units – performance-based	—	476	—	—	476	—	476	—	476
Director – non-cash compensation	—	165	—	—	165	—	165	—	165
Warrant expense	—	258	—	—	258	—	258	—	258
Exercise of stock options	2	1,086	—	—	1,088	—	1,088	—	1,088
Acquired non-controlling interest	—	41	—	—	41	—	41	71	112
Treasury Stock purchases	—	—	—	—	—	(156)	(156)	—	(156)
Foreign currency adjustments	—	—	—	4,712	4,712	—	4,712	(11)	4,701
Impact of foreign exchange contracts, net	—	—	—	(727)	(727)	—	(727)	—	(727)
Balance at June 30, 2019	$1,210	$926,838	$513,130	$(45,216)	$1,395,962	$(327,086)	$1,068,876	$211	$1,069,087

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows used in operating activities:
Net (loss) income	$(671,727)	$17,716
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	40,518	43,225
Amortization of deferred financing costs and original issuance discounts	2,401	2,289
Provision for doubtful accounts	4,443	596
Deferred income tax benefit	(58,440)	(10,779)
Change in operating lease liability/asset	44,803	(21,406)
Undistributed income (loss) in equity method investments	415	(202)
Loss (gain) on disposal of assets	93	(59,087)
Non-cash adjustment for store impairment and restructuring charges	16,458	19,490
Goodwill and intangibles impairment	536,648	—
Non-employee equity-based compensation (see Note 19 – Kazzam, LLC)	1,033	258
Stock option expense – time – based	560	741
Stock option expense – performance – based	7,847	—
Restricted stock unit expense – time-based	1,139	933
Restricted stock unit expense – performance-based	—	476
Directors – non-cash compensation	75	165
Changes in operating assets and liabilities, net of effects of acquired businesses:
Decrease in accounts receivable	56,315	6,588
Decrease (increase) in inventories	20,055	(31,145)
Increase in prepaid expenses and other current assets	(47,700)	(4,333)
Decrease (increase) in accounts payable, accrued expenses and income taxes payable	(3,717)	(71,438)
Net cash used in operating activities	(48,781)	(105,913)
Cash flows (used in) provided by investing activities:
Cash paid in connection with acquisitions, net of cash acquired	—	(545)
Capital expenditures	(18,332)	(31,098)
Proceeds from disposal of property and equipment	7	113,799
Net cash (used in) provided by investing activities	(18,325)	82,156
Cash flows provided by financing activities:
Repayment of loans, notes payable and long-term obligations	(79,763)	(148,526)
Proceeds from loans, notes payable and long-term obligations	269,874	157,440
Stock repurchases	(85)	(156)
Exercise of stock options	—	1,088
Debt issuance costs	—	(343)
Net cash provided by financing activities	190,026	9,503
Effect of exchange rate changes on cash and cash equivalents	(3,945)	2,166
Net increase (decrease) in cash and cash equivalents and restricted cash	118,975	(12,088)
Cash and cash equivalents and restricted cash at beginning of period	35,176	59,219
Cash and cash equivalents and restricted cash at end of period	$154,151	$47,131
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$43,402	$57,503
Cash paid during the period for income taxes, net of refunds	$11,854	$31,924

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share)

Note 1 – Description of Business

Party City Holdco Inc. (the “Company” or “Party City Holdco”) is the leading party goods company by revenue in North America and, we believe, the largest vertically integrated supplier of decorated party goods globally by revenue. The Company is a popular one-stop shopping destination for party supplies, balloons, and costumes. In addition to being a great retail brand, the Company is a global, world-class organization that combines state-of-the-art manufacturing and sourcing operations, and sophisticated wholesale operations complemented by a multi-channel retailing strategy and e-commerce retail operations. The Company is a leading player in its category and vertically integrated in its breadth and depth. The Company designs, manufactures, sources and distributes party goods, including paper and plastic tableware, metallic and latex balloons, Halloween and other costumes, accessories, novelties, gifts and stationery throughout the world. As of June 30, 2020 the Company’s retail operations include 854 specialty retail party supply stores (including franchise stores) throughout the United States and Mexico operating under the names Party City and Halloween City, and e-commerce websites, including through the domain name PartyCity.com and others.

In March 2020, the World Health Organization declared COVID-19 a global pandemic, and governmental authorities around the world have implemented measures to reduce the spread of the virus. The global spread of COVID-19 and the measures to contain it have negatively impacted the global economy, disrupted global supply chains, and created significant volatility and disruption in financial markets. In response to COVID-19, to safeguard the health and safety of its team members and customers, the Company temporarily closed all of its corporate retail stores as of March 18, 2020. During the temporary store closures, the Company offered curbside pickup and the Company’s e-commerce site, www.partycity.com, remained fully operational. The Company began reopening stores on May 1, 2020, in accordance with state and local health ordinances, and as of June 12, 2020 had reopened 85% of its stores. By June 22, 2020, all stores were re-opened.

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

Recently Issued and Adopted Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13, “Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement”. The new guidance improves and clarifies the fair value measurement disclosure requirements of ASC 820. The new disclosure requirements include the disclosure of the changes in unrealized gains or losses included in other comprehensive (loss) income for recurring Level 3 fair value measurements held at the end of the reporting period and the explicit requirement to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The other provisions of ASU 2018-13 also include eliminated and modified disclosure requirements. The guidance was effective for fiscal years beginning after December 15, 2019. The Company has adopted this guidance effective January 1, 2020, prospectively and the adoption and application of this standard did not have a material impact to the consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses”.  The ASU changes how entities will account for credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The ASU requires that an entity measure and recognize expected credit losses at the time the asset is recorded, while considering a broader range of information to estimate credit losses including macroeconomic conditions that correlate with historical loss experience, delinquency trends and aging behavior of receivables, among others. The Company has adopted this guidance effective January 1, 2020, prospectively, with respect to its receivables, and the adoption and application of this standard did not have a material impact to the consolidated financial statements during the first six months of 2020.

The Company maintains allowances for credit losses resulting from the inability of the Company’s customers to make required payments. Judgment is required in assessing the ultimate realization of these receivables, including consideration of the Company’s history of receivable write-offs, the level of past due accounts and the economic status of the Company’s customers. In an effort to identify adverse trends relative to customer economic status, the Company assesses the financial health of the markets it operates in and performs periodic credit evaluations of its customers and ongoing reviews of account balances and aging of receivables. Amounts are considered past due when payment has not been received within the time frame of the credit terms extended. Write-offs are charged directly against the allowance for credit losses and occur only after all collection efforts have been exhausted. The Company will continue to actively monitor the impact of the COVID-19 pandemic on expected losses. At June 30, 2020 and December 31, 2019, the allowance for credit losses was $8,620 and $4,786, respectively.

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

Note 3 – Store Impairment and Restructuring Charges

Each year, the Company typically closes approximately ten Party City stores as part of its typical network rationalization process and in response to ongoing consumer, market and economic changes that naturally arise in the business. The Company performed a comprehensive review of its store locations aimed at improving the overall productivity of such locations (“store optimization program”). After careful consideration and evaluation of the store locations, the Company made the decision to accelerate the optimization of its store portfolio with the closure of stores, which are primarily located in close proximity to other Party City stores. In 2019, 55 stores were identified for closure, out of which 35 stores were closed in 2019 and 20 stores were closed in January 2020. In addition, 21 stores were identified in the first quarter of 2020 for closure at a future date. These closings should provide the Company with capital flexibility to expand into underserved markets. In addition, the Company evaluated the recoverability of long lived assets at the open stores and recorded an impairment charge associated with the operating lease asset and property, plant and equipment for open stores where sales were affected due to the outbreak of, and local, state and federal governmental responses to, COVID-19. In conjunction with the store optimization program and store impairment, during the three and six months ended June 30, 2020 and 2019, the Company recorded the following charges:

	Three Months Ended June 30,
	2020	2019
Inventory reserves	$—	$3,656
Operating lease asset impairment	181	940
Property, plant and equipment impairment	—	541
Labor and other costs incurred closing stores	983	3,753
Total	$1,164	$8,890

	Six Months Ended June 30,
	2020	2019
Inventory reserves	$11,696	$21,285
Operating lease asset impairment	14,393	14,149
Property, plant and equipment impairment	2,065	4,680
Labor and other costs incurred closing stores	2,434	3,753
Severance	—	661
Total	$30,588	$44,528

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

In addition, during the three months ended March 31, 2020, the Company recorded an impairment charge of $131,287 and $3,925 on its Party City and Halloween City tradenames, respectively. There was no impairment for the three months ended June 30, 2020. During 2019, there was no impairment on the Party City trade name and the Company recorded a Halloween City trade name impairment charge of $6,575.

There was no goodwill and other intangible assets impairment charge for the three months ended June 30, 2020 and 2019 and six months ended June 30, 2019.

Note 5 – Sale/Leaseback Transaction

In June 2019, the Company sold its main distribution center in Chester, New York, its metallic balloons manufacturing facility in Eden Prairie, Minnesota, and its injection molded plastics manufacturing facility in Los Lunas, New Mexico. Simultaneously, the Company entered into twenty-year leases for each of the facilities. The aggregate sale price was $128,000 and, during the year ended December 31, 2019, the Company recorded a $58,381 gain on the sale, net of transaction costs, in the Company’s condensed consolidated statement of operations and comprehensive loss.

Under the terms of the lease agreements, the Company pays total rent of $8,320 during the first year and the annual rent will increase by 2% thereafter.

The Chester and Eden Prairie leases are being accounted for as operating leases and the sale of such properties resulted in the gain above.

However, for the Los Lunas property, the present value of the lease payments is greater than substantially all of the fair value of the assets. Therefore, the lease is a finance lease and sale accounting treatment is prohibited. As such, the Company is accounting for the proceeds as a financing lease. As of June 30, 2020 and December 31, 2019 $11,898 and $11,990 is recorded as a part of a Finance lease, respectively.

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

During June 2019, the Company used proceeds from the sale (net of costs) described in this Note 5 – Sale/Leaseback Transaction to paydown outstanding loans under the Term Loan Credit Agreement and the ABL Facility in an aggregate amount of $125,864, of which $62,770 was used to prepay the outstanding term loans and the balance was used to paydown the ABL Facility. See Note 16 – Current and Long-Term Obligations.

Note 6 – Disposition of Assets

On October 1, 2019, the Company sold its Canadian-based Party City stores to a Canadian-based retailer for $131,711 and entered into a 10-year supply agreement under which the acquirer agreed to purchase product from the Company for such Party City stores, as well as acquirer’s other stores. The Company has reinvested a significant portion of the cash proceeds (net of costs) received from such sale in assets used or useful in the business of the Company and its subsidiaries and expects to so reinvest the balance of those proceeds in the near future.

Note 7 – Inventories

Inventories consisted of the following:

	June 30, 2020	December 31, 2019
Finished goods	$587,327	$606,036
Raw materials	30,958	34,259
Work in process	16,729	18,124
	$635,014	$658,419

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

Note 8 – Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act (“the CARES Act”) was signed into law.  The CARES Act is a $2 trillion legislative package intended to provide economic relief to companies impacted by the COVID-19 pandemic, and it enacted a number of Internal Revenue Code modifications which are of particular benefit to the Company, including: 5-year net operating loss carryback, temporary relaxation of the limitations on interest deductions, qualified improvement property eligible for bonus depreciation, employee retention tax credits, and deferral of payment of payroll tax.

The effective income tax rate for the six months ended June 30, 2020 of 15.6% is different from the statutory rate of 21.0% primarily due to the non-deductible portions of goodwill impairment charges (see Note 4 – Goodwill and Intangibles Impairment above for further discussion), state taxes, and a rate benefit related to the carryback of a net operating loss to years when the statutory income tax rate was 35.0%.

Note 9 – Changes in Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss consisted of the following:

	Three Months Ended June 30, 2020
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at March 31, 2020	$(49,635)	$1,688	$(47,947)
Other comprehensive income before reclassifications, net of tax	4,014	59	4,073
Amounts reclassified from accumulated other comprehensive loss to the condensed consolidated statement of operations and comprehensive loss, net of income tax	—	25	25
Net current-period other comprehensive income	4,014	84	4,098
Balance at June 30, 2020	$(45,621)	$1,772	$(43,849)

	Three Months Ended June 30, 2019
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at March 31, 2019	$(45,900)	$342	$(45,558)
Other comprehensive income (loss) before reclassifications	556	(3)	553
Amounts reclassified from accumulated other comprehensive loss to the condensed consolidated statement of operations and comprehensive loss, net of income tax	—	(211)	(211)
Net current-period other comprehensive income (loss)	556	(214)	342
Balance at June 30, 2019	$(45,344)	$128	$(45,216)

	Six Months Ended June 30, 2020
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at December 31, 2019	$(37,434)	$1,700	$(35,734)
Other comprehensive (loss) income before reclassifications, net of tax	(8,187)	70	(8,117)
Amounts reclassified from accumulated other comprehensive loss to the condensed consolidated statement of operations and comprehensive loss, net of income tax	—	2	2
Net current-period other comprehensive (loss) income	(8,187)	72	(8,115)
Balance at June 30, 2020	$(45,621)	$1,772	$(43,849)

	Six Months Ended June 30, 2019
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at December 31, 2018	$(50,056)	$855	$(49,201)
Other comprehensive income before reclassifications, net of income tax	4,712	60	4,772
Amounts reclassified from accumulated other comprehensive loss to the condensed consolidated statement of operations and comprehensive income, net of income tax	—	(787)	(787)
Net current-period other comprehensive income (loss)	4,712	(727)	3,985
Balance at June 30, 2019	$(45,344)	$128	$(45,216)

Note 10 – Capital Stock

At June 30, 2020, the Company’s authorized capital stock consisted of 300,000,000 shares of $0.01 par value common stock and 15,000,000 shares of $0.01 par value preferred stock.

During 2013, Party City Holdco granted performance-based stock options to key employees and independent directors. For those performance-based options, vesting was contingent on Thomas H. Lee Partners, L.P. (“THL”) achieving specified investment returns when it sold its entire ownership stake in Party City Holdco. In June 2020, THL distributed its remaining shares. At the time of the THL distribution, there were 2,539,600 performance options outstanding with an average grant date fair value of $3.09. None of the performance-based options vested as the specified investment returns were not attained. The Company recorded compensation expense of $7,847.

Note 11 – Segment Information

Industry Segments

The Company has two identifiable business segments. The Wholesale segment designs, manufactures, sources and distributes decorated party goods, including paper and plastic tableware, metallic and latex balloons, Halloween and other costumes, accessories, novelties, gifts and stationery throughout the world. The Retail segment operates specialty retail party supply stores in the United States, principally under the names Party City and Halloween City, and it operates e-commerce websites, principally through the domain name Partycity.com. The Retail segment also franchises both individual stores and franchise areas throughout the United States, Mexico and Puerto Rico, principally under the name Party City. The Company’s industry segment data for the three months ended June 30, 2020 and June 30, 2019 was as follows:

	Wholesale	Retail	Consolidated
Three Months Ended June 30, 2020
Revenues:
Net sales	$131,296	$184,737	$316,033
Royalties and franchise fees	—	1,045	1,045
Total revenues	131,296	185,782	317,078
Eliminations	(62,387)	—	(62,387)
Net revenues	$68,909	$185,782	$254,691
Loss from operations	$(55,892)	$(70,902)	$(126,794)
Interest expense, net			25,412
Other expense, net			1,484
Loss before income taxes			$(153,690)

	Wholesale	Retail	Consolidated
Three Months Ended June 30, 2019
Revenues:
Net sales	$289,067	$423,157	$712,224
Royalties and franchise fees	—	2,189	2,189
Total revenues	289,067	425,346	714,413
Eliminations	(150,522)	—	(150,522)
Net revenues	$138,545	$425,346	$563,891
Income from operations	$60,297	$37,188	$97,485
Interest expense, net			30,176
Other expense, net			3,342
Income before income taxes			$63,967

The Company’s industry segment data for the six months ended June 30, 2020 and 2019 was as follows:

	Wholesale	Retail	Consolidated
Six Months Ended June 30, 2020
Revenues:
Net sales	$346,094	$486,131	$832,225
Royalties and franchise fees	—	2,627	2,627
Total revenues	346,094	488,758	834,852
Eliminations	(166,118)	—	(166,118)
Net revenues	$179,976	$488,758	$668,734
Loss from operations	$(219,440)	$(518,724)	$(738,164)
Interest expense, net			50,532
Other expense, net			7,160
Loss before income taxes			$(795,856)

	Wholesale	Retail	Consolidated
Six Months Ended June 30, 2019
Revenues:
Net sales	$579,368	$801,310	$1,380,678
Royalties and franchise fees	—	4,203	4,203
Total revenues	579,368	805,513	1,384,881
Eliminations	(307,874)	—	(307,874)
Net revenues	$271,494	$805,513	$1,077,007
Income from operations	$62,520	$24,668	$87,188
Interest expense, net			59,433
Other expense, net			4,596
Income before income taxes			$23,159

In 2019, the Company initiated a store optimization program under which the Company identified approximately 55 Party City stores to be closed. In addition, 21 stores were identified in 2020 for closure at a future date. In conjunction with the program, during three months ended June 30, 2020 and 2019 the Company’s Retail segment recorded $1,164 and $8,890 of store impairment and restructuring charges, respectively. In conjunction with the program, during six months ended June 30, 2020 and 2019  the Company’s Retail segment recorded $30,588 and $44,528 of store impairment and restructuring charges, respectively. See Note 3 – Store Impairment and Restructuring Charges for further detail.

During June 2019, the Company’s Wholesale segment sold its main distribution center in Chester, New York, its metallic balloons manufacturing facility in Eden Prairie, Minnesota and its injection molded plastics manufacturing facility in Los Lunas, New Mexico. The aggregate sale price was $128,000 and, during the three months ended June 30, 2019, the Company’s Wholesale segment recorded a $58,381 gain on the sale in the Company’s condensed consolidated statement of operations and comprehensive income. See Note 5 – Sale/Leaseback Transaction for further detail.

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

Interest Rate Risk Management

As part of the Company’s risk management strategy, the Company periodically uses interest rate swap agreements to hedge the variability of cash flows on floating rate debt obligations. Accordingly, interest rate swap agreements are reflected in the consolidated balance sheets at fair value and the related gains and losses on these contracts are deferred in equity and recognized in interest expense over the same period in which the related interest payments being hedged are recognized in income. The Company did not utilize interest rate swap agreements during the six months ended June 30, 2020 and 2019.

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

The foreign currency exchange contracts are reflected in the condensed consolidated balance sheets at fair value. At June 30, 2020 and December 31, 2019, the Company had foreign currency exchange contracts that qualified for hedge accounting. No components of these agreements were excluded in the measurement of hedge effectiveness. As these hedges are 100% effective, there is no current impact on earnings due to hedge ineffectiveness. The Company anticipates that substantially all unrealized gains and losses in accumulated other comprehensive loss related to these foreign currency exchange contracts will be reclassified into earnings at a later date.

The following table displays the fair values of the Company’s derivatives at June 30, 2020 and December 31, 2019:

	Derivative Assets				Derivative Liabilities
	June 30, 2020		December 31, 2019		June 30, 2020		December 31, 2019
	Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value
Foreign Exchange Contracts	(a) PP	$70	(a) PP	$—	(b) AE	$35	(b) AE	$—

(a)	PP = Prepaid expenses and other current assets
(b)	AE = Accrued expenses

The following table displays the notional amounts of the Company’s derivatives at June 30, 2020 and December 31, 2019:

Derivative Instrument	June 30, 2020	December 31, 2019
Foreign Exchange Contracts	$10,895	$300

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

During 2017, the Company and Ampology, a subsidiary of Trivergence, reached an agreement to form a new legal entity, Kazzam, LLC (“Kazzam”), for the purpose of designing, developing and launching an online exchange platform for party-related services. As part of Ampology’s compensation for designing, developing and launching the exchange platform, Ampology received an ownership interest in Kazzam. The interest had been recorded as redeemable securities in the mezzanine of the Company’s consolidated balance sheet as Ampology had the right to cause the Company to purchase the interest. The liability was adjusted to the greater of the current fair value or the original fair value at the time at which the ownership interest was issued (adjusted for any subsequent changes in the ownership interest percentage). On March 23, 2020, the Company agreed to purchase all of Ampology’s interest in Kazzam. Refer to Note 19 – Kazzam, LLC for further detail. As of December 31, 2019 the original value was greater and, therefore, the liabilities are not disclosed as fair value measurements.  As of June 30, 2020 there is no liability.

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

The carrying amounts for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximated fair value at June 30, 2020 because of the short-term maturities of the instruments and/or their variable rates of interest.

The carrying amounts and fair values of borrowings under the Term Loan Credit Agreement and the Company’s senior notes as of June 30, 2020 are as follows:

	June 30, 2020
	Carrying Amount	Fair Value
Term Loan Credit Agreement	$713,531	$334,218
6.125% Senior Notes – due 2023	347,427	73,500
6.625% Senior Notes – due 2026	495,297	102,500

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

Basic and diluted loss per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income attributable to common shareholders of Party City Holdco Inc.	$(130,015)	$48,074	$(671,528)	$17,856
Weighted average shares - Basic	93,419,078	93,293,176	93,407,344	93,233,865
Effect of dilutive securities:
Warrants	—	—	—	—
Restricted stock units	—	19,228	—	23,628
Stock options	—	391,142	—	534,270
Weighted average shares - Diluted	93,419,078	93,703,546	93,407,344	93,791,763
Net (loss) income per share attributable to common shareholders of Party City Holdco Inc. - Basic	$(1.39)	$0.52	$(7.19)	$0.19
Net (loss) income per share attributable to common shareholders of Party City Holdco Inc. - Diluted	$(1.39)	$0.51	$(7.19)	$0.19

During the three and six months ended June 30, 2020, 3,613,482 stock options, 1,000,000 warrants and 413,968 restricted stock units were excluded from the calculation of net loss per share attributable to common shareholders of Party City Holdco Inc. – diluted as they were anti-dilutive. During the three and six months ended June 30, 2019, 2,118,443 stock options,  596,000 warrants and 199,978 restricted stock units were excluded from the calculation of net loss per share attributable to common shareholders of Party City Holdco Inc. – diluted as they were anti-dilutive.

Note 16 – Current and Long-Term Obligations

Long-term obligations at June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020	December 31, 2019
Term Loan Credit Agreement	$713,789	$718,596
6.125% Senior Notes – due 2023	347,427	347,015
6.625% Senior Notes – due 2026	495,297	494,910
Finance lease obligations	14,873	14,990
Total long-term obligations	1,571,386	1,575,511
Less: current portion	(13,810)	(71,524)
Long-term obligations, excluding current portion	$1,557,576	$1,503,987

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

In the first half of 2020 the Company drew down $269.9 million under the ABL Facility. At June 30, 2020, $119.6 million was invested in US Treasury funds with maturities of less than three months. The Company had approximately $136.1 million of availability under the ABL Facility as of June 30, 2020.

Refer to Note 20 – Subsequent Events for further disclosure about the Company’s current and long-term debt.

Note 17 – Revenue from Contracts with Customers

The following table summarizes revenue from contracts with customers for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Retail Net Sales:
North American Party City Stores	$147,729	$387,308	$407,607	$733,448
Global E-commerce	33,675	35,364	63,428	67,172
Other	3,333	485	15,096	690
Total Retail Net Sales	$184,737	$423,157	$486,131	$801,310
Royalties and Franchise Fees	1,045	2,189	2,627	4,203
Total Retail Revenue	$185,782	$425,346	$488,758	$805,513
Wholesale Net Sales:
Domestic	$39,121	$74,766	$97,875	$148,587
International	29,788	63,779	82,101	122,907
Total Wholesale Net Sales	$68,909	$138,545	$179,976	$271,494
Total Consolidated Revenue	$254,691	$563,891	$668,734	$1,077,007

Note 18 – Cash, Cash Equivalents and Restricted Cash

The Company’s June 30, 2020 consolidated balance sheet included $154,133 of cash and cash equivalents (with maturities of less than three months) and $18 of restricted cash. The Company’s December 31, 2019 consolidated balance sheet included $34,917 of cash and cash equivalents and $259 of restricted cash.

Restricted cash is recorded in Prepaid expenses and other current assets.

Note 19 – Kazzam, LLC

During the first quarter of 2017, the Company and Ampology, a subsidiary of Trivergence, reached an agreement to form a new legal entity, Kazzam, LLC (“Kazzam”), for the purpose of designing, developing and launching an online exchange platform for party-related services.

At December 31, 2019, although the Company owned 26% of Kazzam’s equity, Kazzam was a variable interest entity and the Company consolidated Kazzam into the Company’s financial statements. Further, the Company was funding all of Kazzam’s start-up activities via a loan to Kazzam and recorded its operating results in “development stage expenses” in the Company’s consolidated statement of operations and comprehensive (loss) income. Ampology’s ownership interest in Kazzam had been recorded in redeemable securities in the mezzanine of the Company’s consolidated balance sheet.

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

Note 20 – Subsequent Events

Completion of Refinancing Transactions

On July 30, 2020 (the “Settlement Date”), the Company and certain of its direct or indirect subsidiaries, including PCHI, Anagram Holdings, LLC, a Delaware limited liability company and wholly owned direct subsidiary of PCHI (“Anagram Holdings”), and Anagram International, Inc., a Minnesota corporation and wholly owned direct subsidiary of Anagram Holdings, completed certain previously announced refinancing transactions, including, among other things: (i) the exchange of $327,076,000.00 of 6.125% Senior Notes due 2023 (the “2023 Notes”) and $392,746,000.00 of 6.625% Senior Notes due 2026 (the “2026 Notes” and, together with the 2023 Notes, the “Existing Notes”) issued by PCHI, in each case tendered in the Company’s offers to exchange pursuant to the terms described in a confidential offering memorandum, for (A) $156,669,177.00 of Senior Secured First Lien Floating Rate Notes due 2025 (the “First Lien Party City Notes”) issued by PCHI; (B) $84,686,977.00 of 10.00% PIK/Cash Senior Secured Second Lien Notes due 2026 (the “Second Lien Anagram Notes”) issued by Anagram Holdings and Anagram International (together, the “Anagram Issuers”); and (C) 15,942,551 shares of the Company’s common stock, $0.01 par value per share (the “Common Stock”); (ii) the issuance of $110,000,000.00 in the aggregate of 15.00% PIK/Cash Senior Secured First Lien Notes due 2025 (the “First Lien Anagram Notes”) by the Anagram Issuers and an additional $5,000,000 of First Lien Party City Notes in connection with a rights offering and a private placement, as applicable; and (iii) the solicitations of certain consents (the “Consent Solicitations”) with respect to the indentures governing Existing Notes.

The First Lien Party City Notes were issued pursuant to an indenture, dated as of the Settlement Date, among PCHI, as issuer, certain guarantors party thereto (the “Party City Guarantors”) and Ankura Trust Company, LLC (“Ankura”), as trustee and collateral trustee. The First Lien Party City Notes were issued in an aggregate amount of $161,669,177.00 and will mature on July 15, 2025. Interest on the First Lien Party City Notes accrues from the Settlement Date at a floating rate equal to the 6-month London Inter-Bank Offered Rate plus 500 basis points (with a floor of 75 basis points) per annum, payable semi-annually in arrears on January 15 and July 15 of each year, commencing January 15, 2021. The First Lien Party City Notes are senior secured obligations of PCHI and the Party City Guarantors. The First Lien Party City Notes are pari passu in right of payment with all of PCHI’ other senior indebtedness, including the existing senior secured term loan facility and the ABL Facility, and are structurally subordinated to the First Lien Anagram Notes and the Second Lien Anagram Notes, to the extent of the value of the Anagram Collateral (as defined below). The First Lien Party City Notes are secured by a first priority lien on collateral that includes liens on substantially all assets (other than certain accounts, inventory, deposit accounts, securities accounts, related assets and general intangibles) of the Party City Guarantors, in each case subject to certain exceptions and permitted liens.

The First Lien Anagram Notes were issued pursuant to an indenture, dated as of the Settlement Date, among Anagram Holdings, as issuer, Anagram International, as co-issuer, certain guarantors party thereto (the “Anagram Guarantors”) and Ankura, as trustee and collateral trustee. The First Lien Anagram Notes were issued in an aggregate amount of $110,000,000.00 and will mature on August 15, 2025. Interest on the First Lien Anagram Notes accrues from the Settlement Date at (i) a rate of 10.00% per annum, payable in cash; and (ii) a rate of 5.00% per annum payable by increasing the principal amount of the outstanding First Lien Anagram Notes or issuing additional First Lien Anagram Notes, as the case may be, in each case payable semi-annually in arrears on February 15 and August 15 of each year, commencing February 15, 2021. The First Lien Anagram Notes are senior secured obligations of the Anagram Issuers and are pari passu in right of payment with all of the Anagram Issuers’ other senior indebtedness. The First Lien Anagram Notes are secured by a first priority lien on collateral that consists of substantially all assets and properties of the Anagram Issuers and the Anagram Guarantors, subject to certain exceptions and permitted liens (the “Anagram Collateral”). Such security interests are senior in priority to the security interests in such assets that secure the Second Lien Anagram Notes.

The Second Lien Anagram Notes were issued pursuant to an indenture, dated as of the Settlement Date, among Anagram Holdings, as issuer, Anagram International, as co-issuer, the Anagram Guarantors and Ankura, as trustee and collateral trustee. The Second Lien Anagram Notes were issued in an aggregate amount of $84,686,977.00 and will mature on August 15, 2026. Interest on the Second Lien Anagram Notes accrues from the Settlement Date at (i) a rate of 5.00% per annum, payable, at the Anagram Issuers’ option, entirely in cash or entirely by increasing the principal amount of the outstanding Second Lien Anagram Notes or issuing additional Second Lien Anagram Notes, as the case may be; and (ii) a rate of 5.00% per annum payable by increasing the principal amount of the outstanding Second Lien Anagram Notes or issuing additional Second Lien Anagram Notes, as the case may be, in each case payable semi-annually in arrears on February 15 and August 15 of each year, commencing February 15, 2021; provided, however, that on August 15, 2025, interest will be required to be paid by increasing the principal amount of the Second Lien Anagram Notes or issuing the principal amount of the Second Lien Anagram Notes or issuing additional Second Lien Anagram Notes. On February 15, 2026, the Anagram Issuers will prepay in cash a portion of the Second Lien Anagram Notes then outstanding in an amount necessary such that the Second Lien Anagram Notes are not treated as “applicable high yield discount obligations” within the meaning of Section 163(i) of the Internal Revenue Code of 1986, as amended. The Second Lien Anagram Notes are senior secured obligations of the Anagram Issuers and are pari passu in right of payment with all of the Anagram Issuers’ other senior indebtedness. The Second Lien Anagram Notes are secured by a second priority lien on the Anagram Collateral. Such security interests are junior to the security interests in such assets that secure the First Lien Anagram Notes.

In connection with the refinancing transactions described above, PCHI (1) reduced the ABL revolving commitments and prepaid the outstanding ABL revolving loans, in each case, in an aggregate principal amount equal to $44,000,000.00, in accordance with the ABL Facility credit agreement, and (2) designated Anagram Holdings and each of its subsidiaries as an unrestricted subsidiary under the ABL Facility and the Term Loan Credit Agreement.

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

Under NYSE continued listing standards, the Company has a period of six months following the receipt of the Notice to regain compliance with the minimum share price requirement. However, on April 20, 2020, the NYSE made a rule filing with the Securities and Exchange Commission for relief on the $1.00 share closing price standard, which became effective on April 21, 2020. The relief provides issuers additional time to cure noncompliance with the $1.00 share closing price standard. As a result, the Company’s new noncompliance cure expiration date was December 18, 2020. The Company regained compliance after its closing share price on June 30, 2020 and its average closing price for the 30 trading-day period ending June 30, 2020 both exceeded $1.00.

Registration of Additional Shares and Share Activity.

On July 10, 2020, the Company filed a registration statement on Form S-8 to register an additional 1,600,000 shares under its Registrant’s Amended and Restated 2012 Omnibus Equity Incentive Plan. On July 18, 2020, 6,448,276 performance-based restricted stock units ("PRSUs") were granted to certain executive officers and other employees. Each PRSU represents the contingent right to receive one share of Common Stock. The PRSUs will vest in quarters if the volume weighted average of the fair market value per share of the Common Stock meets or exceeds $2.50, $5.00, $7.50, and $10.00, respectively, for a period of not less than 90 consecutive trading days on the New York Stock Exchange, subject to the each of the executive officers’ and employees’ continued employment by the Company through each vesting date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References throughout this document to the “Company” include Party City Holdco Inc. and its subsidiaries. In this document the words “we,” “our,” “ours” and “us” refer only to the Company and its subsidiaries and not to any other person.

Business Overview

Our Company

We are the leading party goods company by revenue in North America and, we believe, the largest vertically integrated supplier of decorated party goods globally by revenue. The Company is a popular one-stop shopping destination for party supplies, balloons, and costumes. In addition to being a great retail brand, the Company is a global, world-class organization that combines state-of-the-art manufacturing and sourcing operations, and sophisticated wholesale operations complemented by a multi-channel retailing strategy and e-commerce retail operations. The Company is a leading player in its category and vertically integrated in its breadth and depth. The Company designs, manufactures, sources and distributes party goods, including paper and plastic tableware, metallic and latex balloons, Halloween and other costumes, accessories, novelties, gifts and stationery throughout the world. As of June 30, 2020, the Company’s retail operations include 854 specialty retail party supply stores (including franchise stores) throughout the United States and Mexico operating under the names Party City and Halloween City, and e-commerce websites, including through the domain name PartyCity.com and others.

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

Our retail segment generates revenue primarily through the sale of our party supplies, which are sold under the Amscan, Designware, Anagram and Costumes USA brand names through Party City, Halloween City and PartyCity.com. For the six months ended June 30, 2020, 81.7% of the product that was sold by our retail segment was supplied by our wholesale segment and 30.7% of the product that was sold by our retail segment was self-manufactured.

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

General and Administrative Expenses. General and administrative expenses include all operating costs not included elsewhere in the statement of operations and comprehensive (loss) income. These expenses include payroll and other expenses related to operations at our corporate offices, including occupancy costs, related depreciation and amortization, legal and professional fees, stock and equity-based compensation and data-processing costs. These expenses generally do not vary proportionally with net sales.

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

The Company began reopening stores on May 1, 2020, in accordance with state and local health ordinances, and as of June 12, 2020 had reopened 85% of its stores with store employees returning from furlough. By June 22, 2020, all stores were re-opened. But our business, operations, financial condition and liquidity have been and may continue to be materially and adversely affected. The disruption to the global economy and to our business, along with the decline in our stock price, negatively impacted the recoverability value of certain assets, including intangibles, and goodwill in the first quarter of 2020.

Three Months Ended June 30, 2020 Compared To Three Months Ended June 30, 2019

The following table sets forth the Company’s operating results and operating results as a percentage of total revenues for the three months ended June 30, 2020 and 2019.

	Three Months Ended June 30,
	2020		2019
	(Dollars in thousands)
Revenues:
Net sales	$253,646	99.6%	$561,702	99.6%
Royalties and franchise fees	1,045	0.4	2,189	0.4
Total revenues	254,691	100.0	563,891	100.0
Expenses:
Cost of sales	237,907	93.4	353,056	62.6
Wholesale selling expenses	9,707	3.8	16,884	3.0
Retail operating expenses	65,236	25.6	96,143	17.0
Franchise expenses	3,121	1.2	3,236	0.6
General and administrative expenses	59,931	23.5	41,510	7.4
Art and development costs	3,516	1.4	5,712	1.0
Development stage expenses	903	0.4	3,012	0.5
Gain on sale/leaseback transaction	—	0.0	(58,381)	(10.4)
Store impairment and restructuring charges	1,164	0.5	5,234	0.9
Total expenses	381,485	149.8	466,406	82.7
(Loss) income from operations	(126,794)	(49.8)	97,485	17.3
Interest expense, net	25,412	10.0	30,176	5.4
Other expense, net	1,484	0.6	3,342	0.6
(Loss) income before income taxes	(153,690)	(60.3)	63,967	11.3
Income tax (benefit) expense	(23,631)	(9.3)	15,962	2.8
Net (loss) income	(130,059)	(51.1)	48,005	8.5
Less: Net loss attributable to noncontrolling interests	(44)	—	(69)	—
Net (loss) income attributable to common shareholders of Party City Holdco Inc.	$(130,015)	(51.0)%	$48,074	8.5%
Net (loss) income per share attributable to common shareholders of Party City Holdco Inc.–Basic	$(1.39)		$0.52
Net (loss) income per share attributable to common shareholders of Party City Holdco Inc.–Diluted	$(1.39)		$0.51

Revenues

Total revenues for the second quarter of 2020 were $254.7 million and were $309.2 million, or 54.8%, lower than the second quarter of 2019. The following table sets forth the Company’s total revenues for the three months ended June 30, 2020 and 2019.

	Three Months Ended June 30,
	2020		2019
	Dollars in Thousands	Percentage of Total Revenues	Dollars in Thousands	Percentage of Total Revenues
Net Sales:
Wholesale	$131,296	51.6%	$289,067	51.3%
Eliminations	(62,387)	(24.5)	(150,522)	(26.7)
Net wholesale	68,909	27.1	138,545	24.6
Retail	184,737	72.5	423,157	75.0
Total net sales	253,646	99.6	561,702	99.6
Royalties and franchise fees	1,045	0.4	2,189	0.4
Total revenues	$254,691	100.0%	$563,891	100.0%

Retail

Retail net sales during the second quarter of 2020 were $184.7 million and were $238.5 million, or 56.3%, lower than during the second quarter of 2019. Retail net sales at our North American Party City stores totaled $147.7 million and were $240.2 million, or 61.9% lower than in the second quarter of 2019 principally due to the temporary closure of all Party City stores in response to the COVID-19 pandemic starting on March 18, 2020. All stores safely reopened as of June 22, 2020.  In addition, the decline in sales was also impacted by the sale of 65 Canadian Party City stores in October 2019, and the closure of 55 stores in conjunction with our 2019 store optimization program. These negative factors affecting sales were partially offset by the acquisition of three franchise and independent stores and the opening of one new store during the twelve months ended June 30, 2020. Global retail e-commerce sales totaled $36.7 million during the second quarter of 2020 and were $2.0 million, or 5.7% higher than during the corresponding quarter of 2019. Sales at other store formats totaled $0.3 million during the second quarter of 2020.

Same-store sales for the Party City brand (including North American retail e-commerce sales) decreased by 52.4% during the second quarter of 2020, due to the impact of the temporary closure of all Party City stores in response to the COVID-19 pandemic.

Our North American retail e-commerce sales, which include our Amazon marketplace sales, increased by 3.3% compared to the second quarter of 2019 and, when adjusting for the impact of our “buy online, pick-up in store” program which includes our curbside pickup and delivery (such sales are included in our store sales), increased by 83.2%.

Excluding the impact of e-commerce, same-store sales decreased by 68.1%.

Same-store sales percentages were not affected by foreign currency as such percentages are calculated in local currency.

Wholesale

Wholesale net sales during the second quarter of 2020 totaled $68.9 million and were $69.6 million, or 50.3%, lower than the second  quarter of 2019. Net sales to domestic party goods retailers and distributors (including our franchisee network) totaled $24.6 million and were $31.7 million, or 56.3% lower than during 2019 principally due to lower distributor demand and closed franchise and independent party goods stores as a result of the COVID-19 pandemic. Net sales of metallic balloons to domestic distributors and retailers (including our franchisee network) totaled $14.5 million during the second quarter of 2020 and were $3.9 million, or 21.2%, lower than during the corresponding quarter of 2019 principally due to the COVID-19 pandemic. Our international sales (which include U.S. export sales and exclude U.S. import sales from foreign subsidiaries) totaled $29.8 million and were $34.0 million, or 53.3%, lower than in 2019. Foreign currency translation negatively impacted sales by approximately $1.1 million.

Intercompany sales to our retail affiliates totaled $62.4 million during the second quarter of 2020 and were $88.1 million lower than during the corresponding quarter of 2019. Intercompany sales represented 47.5% of total wholesale sales during the second quarter of 2020 and were 58.6% lower than during the second quarter of 2019, principally reflecting the impact of the Party City store closures related to the COVID-19 pandemic. The intercompany sales of our wholesale segment are eliminated against the intercompany purchases of our retail segment in the consolidated financial statements.

Royalties and franchise fees

Royalties and franchise fees for the second quarter of 2020 totaled $1.0 million and were $1.2 million lower than during the second quarter of 2019 primarily due to lower sales as a result of store closures resulting from the COVID-19 pandemic.

Gross Profit

The following table sets forth the Company’s gross profit for the three months ended June 30, 2020 and 2019.

	Three Months Ended June 30,
	2020		2019
	Dollars in Thousands	Percentage of Net Sales	Dollars in Thousands	Percentage of Net Sales
Retail	$28,857	15.6%	$172,051	40.7%
Wholesale	(13,118)	(19.0)	36,595	26.4
Total Gross Profit	$15,739	6.2%	$208,646	37.1%

The gross profit margin on net sales at retail during the second quarter of 2020 was 15.6% or 2,510 basis points lower than during the corresponding quarter of 2019. The decrease was mainly due to sales deleverage from the temporary closure of all the Company’s retail stores announced on March 18, 2020 in response to the COVID-19 pandemic.  In addition, the increased costs of freight and helium contributed to the margin decline. The declines in margin were partially offset by margin increases due to favorable share of shelf gains.  Our manufacturing share of shelf (i.e., the percentage of our retail product cost of sales manufactured by our wholesale segment) of  33.5% during the second quarter of 2020 was 6.4% higher as compared to the second quarter of 2019. Our wholesale share of shelf at our Party City stores and our North American retail e-commerce operations (i.e., the percentage of our retail product cost of sales supplied by our wholesale segment) was 82.3% during the quarter or 4.7% higher than during the second quarter of 2019.

The gross profit margin on net sales at wholesale during the second quarters of 2020 and 2019 was (19.0)% and 26.4%, respectively. The decrease was principally due to  the deleveraging of distribution and manufacturing costs from lower sales to closed franchise and independent party stores due to the COVID-19 pandemic as well as increased rent associated with the sale leaseback transaction.

Operating expenses

Wholesale selling expenses were $9.7 million during the second quarter of 2020 and were $7.2 million lower than during the corresponding quarter of 2019, principally due to lower payroll costs as well as lower travel, marketing, and commission expenses. Wholesale selling expenses were 14.1% and 12.2% of net wholesale sales during the second quarters of 2020 and 2019, respectively.

Retail operating expenses during the second quarter of 2020 were $65.2 million and were $30.9 million lower than the corresponding quarter of 2019. The decrease was mainly due to the COVID-19 pandemic impact on costs including employee payroll from furloughs and lower marketing and credit card fees.  In addition, Retail operating expenses were lower due to the sale of the 65 Canada Retail stores, and the closing of 55 US stores in conjunction with the store optimization program partially offset by higher costs associated with the acquisition of Livario and Webdots in November of 2019. Retail operating expenses were 35.3% and 22.7% of retail sales during the second quarters of 2020 and 2019, respectively.

Franchise expenses during the second quarter of 2020 and 2019 were $3.1 million and $3.2 million, respectively.

General and administrative expenses during the second quarters of 2020 totaled $59.9 million and were $18.4 million, or 44.4%, higher than in the second quarter of 2019 principally due to higher professional fees, stock compensation (see Note 10 – Capital Stock, of Item 1, “Condensed Consolidated Financial Statements (Unaudited)” in this Quarterly Report on Form 10-Q), higher bad debt expense, and new executive leadership compensation partially offset by lower employee payroll from furloughs associated with the COVID-19 pandemic. General and administrative expenses as a percentage of total revenues were 23.5% and 7.4% during the second quarters of 2020 and 2019, respectively.

Art and development costs were $3.5 million and $5.7 million during the second quarters of 2020 and 2019, respectively.

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

During the three months ended March 31, 2020, the Company performed a comprehensive review of its store locations aimed at improving the overall productivity of such locations (“store optimization program”) and, after careful consideration and evaluation of the store locations, the Company made the decision to accelerate the optimization of its store portfolio with the closure of approximately 21 stores which are primarily located in close proximity to other Party City stores. An additional $1.2 million expense was recorded for the stores during the three months ended June 30, 2020. These closings should provide the Company with capital flexibility to expand into underserved markets. In addition, for the three months ended March 31, 2020 the Company estimated lease impairment for open stores where sales were affected due to the outbreak of, and local, state and federal governmental responses to, COVID-19.

Interest expense, net

Interest expense, net, totaled $25.4 million during the second quarter of 2020, compared to $30.2 million during the second quarter of 2019. The decrease in interest principally reflects lower average debt following a debt repayment in the fourth quarter of 2019.

Other expense, net

For the second quarters of 2020 and 2019, other expense, net, totaled $1.5 million and $3.3 million, respectively. The change is mostly due to termination of Punchbowl “put” and “call” options during the second quarter of 2019.

Income tax benefit

The effective income tax rate for the three months ended June 30, 2020, 15.4%, is different from the statutory rate primarily due the non-deductible portions of the goodwill impairment charges noted above, state taxes, and a rate benefit related to the carryback of a net operating loss to years when the statutory income tax rate was 35.0%.

Six Months Ended June 30, 2020  Compared To Six Months Ended June 30, 2019

The following table sets forth the Company’s operating results and operating results as a percentage of total revenues for the six months ended June 30, 2020 and 2019.

	Six Months Ended June 30,
	2020		2019
	(Dollars in thousands)
Revenues:
Net sales	$666,107	99.6%	$1,072,804	99.6%
Royalties and franchise fees	2,627	0.4	4,203	0.4
Total revenues	668,734	100.0	1,077,007	100.0
Expenses:
Cost of sales	534,664	80.0	692,098	64.3
Wholesale selling expenses	25,165	3.8	34,845	3.2
Retail operating expenses	153,402	22.9	191,161	17.7
Franchise expenses	6,430	1.0	6,539	0.6
General and administrative expenses	119,927	17.9	83,435	7.7
Art and development costs	8,838	1.3	11,641	1.1
Development stage expenses	2,932	0.4	5,238	0.5
Gain on sale/leaseback transaction	—	0.0	(58,381)	(5.4)
Store impairment and restructuring charges	18,892	2.8	23,243	2.2
Goodwill and intangibles impairment	536,648	80.2	—	—
Total expenses	1,406,898	210.4	989,819	91.9
(Loss) income from operations	(738,164)	(110.4)	87,188	8.1
Interest expense, net	50,532	7.6	59,433	5.5
Other expense, net	7,160	1.1	4,596	0.4
(Loss) income before income taxes	(795,856)	(119.0)	23,159	2.2
Income tax (benefit) expense	(124,129)	(18.6)	5,443	0.5
Net (loss) income	(671,727)	(100.4)	17,716	1.6
Less: Net loss attributable to noncontrolling interests	(199)	—	(140)	—
Net (loss) income attributable to common shareholders of Party City Holdco Inc.	$(671,528)	(100.4)%	$17,856	1.7%
Net (loss) income per share attributable to common shareholders of Party City Holdco Inc.–Basic	$(7.19)		$0.19
Net (loss) income per share attributable to common shareholders of Party City Holdco Inc.–Diluted	$(7.19)		$0.19

Revenues

Total revenues for the first six months of 2020 were $668.7 million and were $408.3 million, or 37.9%, lower than the first six months of 2019. The following table sets forth the Company’s total revenues for the six months ended June 30, 2020 and 2019.

	Six Months Ended June 30,
	2020		2019
	Dollars in Thousands	Percentage of Total Revenues	Dollars in Thousands	Percentage of Total Revenues
Net Sales:
Wholesale	$346,094	51.8%	$579,368	53.8%
Eliminations	(166,118)	(24.8)	(307,874)	(28.6)
Net wholesale	179,976	26.9	271,494	25.2
Retail	486,131	72.7	801,310	74.4
Total net sales	666,107	99.6	1,072,804	99.6
Royalties and franchise fees	2,627	0.4	4,203	0.4
Total revenues	$668,734	100.0%	$1,077,007	100.0%

Retail

Retail net sales during the first six months of 2020 were $486.1 million and were $315.2 million, or 39.3%, lower than during the first six months of 2019. Retail net sales at our North American Party City stores totaled $407.6 million and were $326.5 million, or 44.5% lower than in the first six months of 2019 principally due to the temporary closure of all Party City stores in response to the COVID-19 pandemic starting on March 18, 2020, the sale of 65 Canadian Party City stores in October 2019, and the closure of 55 stores in conjunction with our 2019 store optimization program. These negative factors affecting sales were partially offset by the acquisition of three franchise and independent stores and the opening of one new store during the twelve months ended June 30, 2020. Global retail e-commerce sales totaled $77.6 million during the first six months of 2020 and were $11.1 million, or 16.6% higher than the first six months of 2019. Sales at other store formats totaled $0.9 million during the first six months of 2020.

Same-store sales for the Party City brand (including North American retail e-commerce sales) decreased by 35.6% during the first six months of 2020, principally due to the impact of the temporary closure of all Party City stores in response to the COVID-19 pandemic.

Our North American retail e-commerce sales, which include our Amazon marketplace sales, decreased by 5.3% compared to the first six months of 2019 and, when adjusting for the impact of our “buy online, pick-up in store” program which includes our curbside pickup and delivery launched on March 25, 2020 (such sales are included in our store sales), increased by 42.4%.

Excluding the impact of e-commerce, same-store sales decreased by 44.4%.

Same-store sales percentages were not affected by foreign currency as such percentages are calculated in local currency.

Wholesale

Wholesale net sales during the first six months of 2020 totaled $180.0 million and were $91.5 million, or 33.7%, lower than the first six months of 2019. Net sales to domestic party goods retailers and distributors (including our franchisee network) totaled $68.3 million and were $42.4 million, or 38.3%, lower than during 2019 principally due to lower distributor demand and closed franchise and independent party goods stores as a result of the COVID-19 pandemic. Net sales of metallic balloons to domestic distributors and retailers (including our franchisee network) totaled $29.6 million during the first six months of 2020 and were $8.4 million, or 22.0%, lower than during the corresponding period of 2019 principally due to the COVID-19 pandemic. Our international sales (which include U.S. export sales and exclude U.S. import sales from foreign subsidiaries) totaled $82.1 million and were $40.8 million, or 33.2%, lower than in 2019. Foreign currency translation negatively impacted sales by approximately $2.2 million.

Intercompany sales to our retail affiliates totaled $166.1 million during the first six months of 2020 and were $141.8 million lower than during the first six months of 2019. Intercompany sales represented 48.0% of total wholesale sales during the first six months of 2020 and were 46.0% lower than during the first six months of 2019, principally reflecting the impact of the Party City store closures related to the COVID-19 pandemic. The intercompany sales of our wholesale segment are eliminated against the intercompany purchases of our retail segment in the consolidated financial statements.

Royalties and franchise fees

Royalties and franchise fees for the first six months of 2020 totaled $2.6 million and were $1.6 million lower than during the first six months of 2019 primarily due to lower sales as a result of store closures resulting from the COVID-19 pandemic.

Gross Profit

The following table sets forth the Company’s gross profit for the six months ended June 30, 2020 and 2019.

	Six Months Ended June 30,
	2020		2019
	Dollars in Thousands	Percentage of Net Sales	Dollars in Thousands	Percentage of Net Sales
Retail	$123,218	25.3%	$308,069	38.4%
Wholesale	8,225	4.6	72,637	26.8
Total Gross Profit	$131,443	19.7%	$380,706	35.5%

The gross profit margin on net sales at retail during the first six months of 2020 was 25.3% or 1,310 basis points lower than during the corresponding six months of 2019. The decrease was mainly due to sales deleverage from the temporary closure of all the Company’s retail stores announced on March 18, 2020 in response to the COVID-19 pandemic.  In addition, the increased costs of freight and helium contributed to the margin decline. The declines in margin were partially offset by margin increases due to favorable share of shelf gains and lower year over year markdowns in conjunction with the Company’s “store optimization program” (see “operating expenses” below for further discussion). Our manufacturing share of shelf (i.e., the percentage of our retail product cost of sales manufactured by our wholesale segment) of 30.7% during the first six months of 2020 was 3.4% higher as compared to the first six months of 2019. Our wholesale share of shelf at our Party City stores and our North American retail e-commerce operations (i.e., the percentage of our retail product cost of sales supplied by our wholesale segment) was 81.7% during the first six months of 2020 or 3.9% higher than during the first six months of 2019.

The gross profit margin on net sales at wholesale during the first six months of 2020 and 2019 was 4.6% and 26.8%, respectively. The decrease was principally due to the deleveraging of distribution and manufacturing costs from lower sales to closed franchise and independent party stores due to the COVID-19 pandemic as well as increased rent associated with the sale leaseback transaction.

Operating expenses

Wholesale selling expenses were $25.2 million during the first six months of 2020 and were $9.6 million lower than during the corresponding six months of 2019 principally due to lower payroll costs as well as lower travel, marketing, and commission expenses. Wholesale selling expenses were 14.0% and 12.8% of net wholesale sales during the first six months of 2020 and 2019, respectively.

Retail operating expenses during the first six months of 2020 were $153.4 million and were $37.8 million lower than the corresponding six months of 2019. The decrease was mainly due to the COVID-19 pandemic impact on costs including employee payroll from furloughs and lower marketing and credit card fees.  In addition, retail operating expenses were lower due to the sale of the 65 Canada Retail stores, and the closing of 55 US stores in conjunction with the store optimization program partially offset by higher costs associated with the acquisition of Livario and Webdots in December of 2019. Retail operating expenses were 31.6% and 23.9% of retail sales during the first six months of 2020 and 2019, respectively.

Franchise expenses during the first six months of 2020 and 2019 were $6.4 million and $6.5 million, respectively.

General and administrative expenses during the first six months of 2020 totaled $119.9 million and were $36.5 million, or 43.7%, higher than in the first six months of 2019 mainly due to higher professional fees, stock compensation (see Note 10 – Capital Stock, of Item 1, “Condensed Consolidated Financial Statements (Unaudited)” in this Quarterly Report on Form 10-Q), higher bad debt expense, and new executive leadership compensation partially offset by lower employee payroll from furloughs associated with the COVID-19 pandemic. General and administrative expenses as a percentage of total revenues were 17.9% and 7.7% during the first six months of 2020 and 2019, respectively.

Art and development costs were $8.8 million and $11.6 million during the first six months of 2020 and 2019, respectively.

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

During the first six months of 2020 and 2019, the Company performed a comprehensive review of its store locations aimed at improving the overall productivity of such locations (“store optimization program”) and, after careful consideration and evaluation of the store locations, the Company made the decision to accelerate the optimization of its store portfolio with the closure of approximately 21 stores which are primarily located in close proximity to other Party City stores. These closings should provide the Company with capital flexibility to expand into underserved markets. In addition, the Company estimated lease impairment for open stores where sales were affected due to the outbreak of, and local, state and federal governmental responses to, COVID-19.

Goodwill and intangibles impairment charges for the six months ended June 30, 2020 were $536.6 million. The non-cash pre-tax goodwill impairment charges were the result of a sustained decline in the Company’s market capitalization and significantly reduced customer demand for its products due to COVID-19. There were no goodwill impairment charges for the six months ended June 30, 2019. See Note 4 – Goodwill and Intangibles Impairment, of Item 1, “Condensed Consolidated Financial Statements (Unaudited)” in this Quarterly Report on Form 10-Q for further discussion.

Interest expense, net

Interest expense, net, totaled $50.5 million during the first six months of 2020, compared to $59.4 million during the first six months of 2019. The decrease in interest principally reflects lower average debt following a debt repayment in the fourth quarter of 2019.

Other expense, net

For the first six months of 2020 and 2019, other expense, net, totaled $7.2 million and $4.6 million, respectively. The change is due to foreign currency losses during the first six months of 2020 partially offset by termination of Punchbowl “put” and “call” options during the first six months of 2019.

Income tax benefit

The effective income tax rate for the six months ended June 30, 2020, 15.6%, is different from the statutory rate primarily due the non-deductible portions of the goodwill impairment charges noted above, state taxes, and a rate benefit related to the carryback of a net operating loss to years when the statutory income tax rate was 35.0%.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(Dollars in thousands)
Net (loss) income	$(130,059)	$48,005	$(671,727)	$17,716
Interest expense, net	25,412	30,176	50,532	59,433
Income tax (benefit) expense	(23,631)	15,962	(124,129)	5,443
Depreciation and amortization	22,766	21,884	40,518	43,225
EBITDA	(105,512)	116,027	(704,806)	125,817
Non-cash purchase accounting adjustments	—	1,756	—	2,757
Store impairment and restructuring charges (a)	1,761	10,628	29,522	46,266
Other restructuring, retention and severance (b)	5,697	3,933	8,744	5,321
Goodwill and intangibles impairment (c)	—	—	536,648	—
Deferred rent (d)	(1,488)	(338)	(2,872)	(1,488)
Closed store expense (e)	400	507	1,635	1,098
Foreign currency losses/(gains), net	12	133	4,267	(160)
Stock option expense – time – based (f)	206	371	560	741
Stock option expense – performance – based (n)	7,847	—	7,847	—
Non-employee equity-based compensation (g)	—	129	1,033	258
Undistributed income (loss) in equity method investments	559	(4)	415	(202)
Corporate development expenses (h)	2,643	4,349	5,612	7,194
Restricted stock units – time-based (i)	518	541	1,139	933
Restricted stock unit expense – performance-based (m)	—	476	—	476
Non-recurring legal settlements/costs	188	869	6,509	1,601
Gain on sale/leaseback transaction (o)	—	(58,381)	—	(58,381)
COVID - 19 (l)	44,200	—	70,380	—
Other	216	44	2,488	291
Adjusted EBITDA	$(42,753)	$81,040	$(30,879)	$132,522

		Three Months Ended June 30, 2020 EBITDA Adjustments
	June 30, 2020 GAAP Basis (as reported)	Store impairment and restructuring charges (a)	Corporate development expenses (h)	Legal	Stock Option Expense/Non- Employee Equity Compensation/ Restricted stock units – time-based (f)(g)(i)(n)	Deferred Rent (d)	Other restructuring, retention and severance (b)	Closed store expense (e)	COVID- 19 (l)	Foreign currency losses	Other	June 30, 2020 Non-GAAP basis
Revenues:
Net sales	$253,646											$253,646
Royalties and franchise fees	1,045											1,045
Total revenues	254,691											254,691
Cost of sales	237,907	(597)				(134)	(4,437)		(28,376)			204,363
Wholesale selling expenses	9,707		(1,104)						(509)			8,094
Retail operating expenses	65,236					1,573		(342)	(4,389)			62,078
Franchise expenses	3,121								(343)			2,778
General and administrative expenses	59,931		(100)	(188)	(8,571)	49	(1,260)	(58)	(10,583)			39,220
Art and development costs	3,516											3,516
Development stage expenses	903		(903)									—
Store impairment and restructuring charges	1,164	(1,164)										—
Total expenses	381,485	(1,761)	(2,107)	(188)	(8,571)	1,488	(5,697)	(400)	(44,200)	—	—	320,049
Loss from operations	(126,794)											(65,358)
Interest expense, net	25,412											25,412
Other expense, net	1,484		(536)							(12)	(775)	161
Loss before income taxes	(153,690)											(90,931)
Interest expense, net	25,412											25,412
Depreciation and amortization	22,766											22,766
EBITDA	(105,512)											(42,753)
Adjustments to EBITDA	62,759	(1,761)	(2,643)	(188)	(8,571)	1,488	(5,697)	(400)	(44,200)	(12)	(775)	—
Adjusted EBITDA	$(42,753)	$(1,761)	$(2,643)	$(188)	$(8,571)	$1,488	$(5,697)	$(400)	$(44,200)	$(12)	$(775)	$(42,753)

		Three Months Ended June 30, 2019 EBITDA Adjustments
	June 30, 2019 GAAP Basis (as reported)	Store impairment and restructuring charges (a)	Gain on sale/leaseback transaction (o)	Corporate development expenses (h)	Legal	Stock Option Expense/Non- Employee Equity Compensation/ Restricted stock units – time-based (f)(g)(i)(m)	Deferred Rent (d)	Other restructuring, retention and severance (b)	Closed store expense (e)	Non-Cash Purchase Accounting Adjustments	Foreign currency gains	Other	June 30, 2019 Non-GAAP basis
Revenues:
Net sales	$561,702												$561,702
Royalties and franchise fees	2,189												2,189
Total revenues	563,891												563,891
Cost of sales	353,056	(5,394)					338						348,000
Wholesale selling expenses	16,884												16,884
Retail operating expenses	96,143							—	(393)				95,750
Franchise expenses	3,236												3,236
General and administrative expenses	41,510				(869)	(1,517)		(3,933)	(114)				35,077
Art and development costs	5,712												5,712
Development stage expenses	3,012			(3,012)									—
Gain on sale/leaseback transaction	(58,381)		58,381										—
Store impairment and restructuring charges	5,234	(5,234)											—
Total expenses	466,406	(10,628)	58,381	(3,012)	(869)	(1,517)	338	(3,933)	(507)	—	—	—	504,659
Income from operations	97,485												59,232
Interest expense, net	30,176												30,176
Other expense, net	3,342			(1,337)						(1,756)	(133)	(40)	76
Income before income taxes	63,967												28,980
Interest expense, net	30,176												30,176
Depreciation and amortization	21,884												21,884
EBITDA	116,027												81,040
Adjustments to EBITDA	(34,987)	(10,628)	58,381	(4,349)	(869)	(1,517)	338	(3,933)	(507)	(1,756)	(133)	(40)	—
Adjusted EBITDA	$81,040	$(10,628)	$58,381	$(4,349)	$(869)	$(1,517)	$338	$(3,933)	$(507)	$(1,756)	$(133)	$(40)	$81,040

		Six Months Ended June 30, 2020 EBITDA Adjustments
	June 30, 2020 GAAP Basis (as reported)	Goodwill and intangibles impairment (c)	Store impairment and restructuring charges (a)	Corporate development expenses (h)	Legal	Stock Option Expense/Non- Employee Equity Compensation/ Restricted stock units (f)(g)(i)(n)	Deferred Rent (d)	Other restructuring, retention and severance (b)	Closed store expense (e)	COVID- 19 (l)	Foreign currency losses	Other	June 30, 2020 Non-GAAP basis
Revenues:
Net sales	$666,107												$666,107
Royalties and franchise fees	2,627												2,627
Total revenues	668,734												668,734
Cost of sales	534,664		(10,630)				(134)	(4,437)		(41,180)		(429)	477,854
Wholesale selling expenses	25,165			(1,840)						(623)			22,702
Retail operating expenses	153,402						2,909		(1,508)	(14,567)			140,236
Franchise expenses	6,430									(672)			5,758
General and administrative expenses	119,927			(200)	(6,509)	(9,546)	97	(4,307)	(127)	(13,338)			85,997
Art and development costs	8,838												8,838
Development stage expenses	2,932			(2,932)									—
Store impairment and restructuring charges	18,892		(18,892)										—
Goodwill and intangibles impairment	536,648	(536,648)											—
Total expenses	1,406,898	(536,648)	(29,522)	(4,972)	(6,509)	(9,546)	2,872	(8,744)	(1,635)	(70,380)	—	(429)	741,385
Loss from operations	(738,164)												(72,651)
Interest expense, net	50,532												50,532
Other expense, net	7,160			(640)		(1,033)					(4,267)	(2,474)	(1,254)
Loss before income taxes	(795,856)												(121,929)
Interest expense, net	50,532												50,532
Depreciation and amortization	40,518												40,518
EBITDA	(704,806)												(30,879)
Adjustments to EBITDA	673,927	(536,648)	(29,522)	(5,612)	(6,509)	(10,579)	2,872	(8,744)	(1,635)	(70,380)	(4,267)	(2,903)	—
Adjusted EBITDA	$(30,879)	$(536,648)	$(29,522)	$(5,612)	$(6,509)	$(10,579)	$2,872	$(8,744)	$(1,635)	$(70,380)	$(4,267)	$(2,903)	$(30,879)

		Six Months Ended June 30, 2019 EBITDA Adjustments
	June 30, 2019 GAAP Basis (as reported)	Store impairment and restructuring charges (a)	Gain on sale/leaseback transaction (o)	Corporate development expenses (h)	Legal	Stock Option Expense/Non- Employee Equity Compensation/ Restricted stock units (f)(g)(i)(m)	Deferred Rent (d)	Other restructuring, retention and severance (b)	Closed store expense (e)	Non-Cash Purchase Accounting Adjustments	Foreign currency gains	Other	June 30, 2019 Non-GAAP basis
Revenues:
Net sales	$1,072,804												$1,072,804
Royalties and franchise fees	4,203												4,203
Total revenues	1,077,007												1,077,007
Cost of sales	692,098	(23,023)					1,488						670,563
Wholesale selling expenses	34,845												34,845
Retail operating expenses	191,161							(31)	(872)				190,258
Franchise expenses	6,539												6,539
General and administrative expenses	83,435				(1,601)	(2,408)		(5,290)	(226)				73,910
Art and development costs	11,641												11,641
Development stage expenses	5,238			(5,238)									—
Gain on sale/leaseback transaction	(58,381)		58,381										—
Store impairment and restructuring charges	23,243	(23,243)											—
Total expenses	989,819	(46,266)	58,381	(5,238)	(1,601)	(2,408)	1,488	(5,321)	(1,098)	—	—	—	987,756
Income from operations	87,188												89,251
Interest expense, net	59,433												59,433
Other expense, net	4,596			(1,956)						(2,757)	160	(89)	(46)
Income before income taxes	23,159												29,864
Interest expense, net	59,433												59,433
Depreciation and amortization	43,225												43,225
EBITDA	125,817												132,522
Adjustments to EBITDA	6,705	(46,266)	58,381	(7,194)	(1,601)	(2,408)	1,488	(5,321)	(1,098)	(2,757)	160	(89)	—
Adjusted EBITDA	$132,522	$(46,266)	$58,381	$(7,194)	$(1,601)	$(2,408)	$1,488	$(5,321)	$(1,098)	$(2,757)	$160	$(89)	$132,522

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(Dollars in thousands, except per share amounts)
(Loss) income before income taxes	$(153,690)	$63,967	$(795,856)	$23,159
Intangible asset amortization	2,679	3,546	5,545	6,975
Non-cash purchase accounting adjustments	—	2,459	—	3,776
Amortization of deferred financing costs and original issuance discounts (j)	1,199	1,146	2,401	2,289
Store impairment and restructuring charges (a)	181	10,628	28,154	46,266
Other restructuring charges (b)	6,595	3,085	7,517	3,085
Goodwill and intangibles impairment (c)	—	—	536,648	—
Non-employee equity-based compensation (g)	—	129	1,033	258
Refinancing charges (j)	—	36	—	36
Non-recurring legal settlements/costs	100	—	6,421	—
Stock option expense – time – based (f)	561	371	561	741
Stock option expense – performance – based (n)	7,493	—	7,847	—
Gain on sale/leaseback transaction (o)	—	(58,381)	—	(58,381)
Restricted stock unit expense – performance-based (m)	—	476	—	476
COVID - 19 (l)	44,200	—	70,380	—
Adjusted (loss) income before income taxes	(90,682)	27,462	(129,349)	28,680
Adjusted income tax (benefit) expense (k)	(29,366)	7,227	(41,650)	7,342
Adjusted net (loss) income	$(61,316)	$20,235	$(87,699)	$21,338
Adjusted net (loss) income per common share – diluted	$(0.66)	$0.22	$(0.94)	$0.23
Weighted-average number of common shares-diluted	93,419,078	93,703,546	93,407,344	93,791,763

(a)

During the three and six months ended June 30, 2019, the Company initiated a store optimization program under which it identified 55 stores for closure, out of which 35 stores were closed in 2019 and 20 stores were closed in January 2020. In addition, 21 stores were identified in 2020 for closure at a future date. In conjunction with the program, during the first six months of 2020, the Company recorded the following charges: inventory reserves: $11,696, operating lease asset impairment: $8,343, plant and equipment impairment: $2,065 and labor and other costs related to closing the stores: $2,434. In addition the Company recorded $6,051 of operating lease asset impairment related to its active stores, driven partially by stores that were closed due to COVID-19. During the first six months of 2019, the Company recorded the following charges related to the store optimization program: inventory reserves: $21,285, operating lease asset impairment: $14,149, property, plant and equipment impairment: $4,680 and severance: $661. See Note 3 – Store Impairment and Restructuring Charges in Item 1 for further discussion. Additionally, during the process of liquidating the inventory in such stores, the Company lost margin of $1,577.

(b)

Amounts expensed during the first six months of 2020 principally relate to severance due to organizational changes. Amounts expensed during 2019 principally relate to executive severance and the write-off of inventory for a section of the Company’s Party City stores that is being restructured.

(c)	As a result of a sustained decline in market capitalization, the Company recognized a non-cash pre-tax goodwill and intangibles impairment charge for six months ended June 30, 2020 of $536.6.
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

(e)	Charges incurred related to closing and relocating stores in the ordinary course of business.
(f)	Represents non-cash charges related to stock options – time-based and performance-based.
(g)	The acquisition of Ampology’s interest in Kazzam, LLC in an equity transaction. See Note 19 – Kazzam, LLC in Item 1 for further discussion.
(h)	Primarily represents costs for Kazzam (see Note 19 – Kazzam, LLC in Item 1 for further discussion) and third-party costs related to acquisitions (principally legal and diligence expenses).
(i)	Non-cash charges for restricted stock units that vest based on service conditions.
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

(l)	Represents COVID-19 expenses for employees on temporary furlough for whom the Company provides health benefits; non-payroll expenses including advertising, occupancy and other store expenses.
(m)	Non-cash charges for restricted stock units that vest based on performance conditions.
(n)

Represents non-cash charges related to stock options that vest based on performance conditions. For the three and six months ended June 30, 2020, this includes a one-time compensation expense of $7,847 that resulted from THL not achieving specified investment returns. See Note 10 - Capital Stock.

(o)

During June 2019, the Company reported a $58,381 gain from the sale and leaseback of its main distribution center in Chester, New York and its metallic balloons manufacturing facility in Eden Prairie, Minnesota. The aggregate sale price for the three properties was $128,000. Simultaneous with the sale, the Company entered into twenty-year leases for each of the facilities.

Liquidity

As of June 30, 2020, the Company’s indebtedness principally consisted of: (i) a senior secured term loan facility (“Term Loan Credit Agreement”), (ii) $350 million of 6.125% Senior Notes (the “2023 Notes”) and (iii) $500 million of 6.625% Senior Notes (the “2026 Notes” and, together with the 2023 Notes, the “Existing Notes”). Additionally, the Company had a $640 million asset-based revolving credit facility (“ABL Facility”) that it draws down on as necessary (see the consolidated statement of cash flows in Item 1).

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

As disclosed in Note 20 – Subsequent Events, of Item 1, “Condensed Consolidated Financial Statements (Unaudited)” in this Quarterly Report on Form 10-Q, on July 30, 2020, (i) the Company exchanged $327,076,000.00 of the 2023 Notes and $392,746,000.00 of the 2026 Notes (the “2026 Notes”) issued by PCHI, in each case tendered in the Company’s offers to exchange pursuant to the terms described in a confidential offering memorandum, for (A) $156,669,177.00 of Senior Secured First Lien Floating Rate Notes due 2025 (the “First Lien Party City Notes”) issued by PCHI; (B) $84,686,977.00 of 10.00% PIK/Cash Senior Secured Second Lien Notes due 2026 (the “Second Lien Anagram Notes”) issued by Anagram Holdings, LLC, a Delaware limited liability company and wholly owned direct subsidiary of PCHI (the “Anagram Holdings”), and Anagram International, Inc., a Minnesota corporation and wholly owned direct subsidiary of Anagram Holdings (together with Anagram Holdings, the “Anagram Issuers”); and (C) 15,942,551 shares of the Company’s common stock, $0.01 par value per share; and (ii) the Anagram Issuers issued $110,000,000.00 in the aggregate of 15.00% PIK/Cash Senior Secured First Lien Notes due 2025 (the “First Lien Anagram Notes”) and PCHI issued an additional $5,000,000 of First Lien Party City Notes in connection with a rights offering and a private placement, as applicable. In addition, in connection with these refinancing transactions, PCHI reduced the ABL revolving commitments and prepaid the outstanding ABL revolving loans, in each case, in an aggregate principal amount equal to $44,000,000.00, in accordance with the ABL Facility credit agreement.

Cash Flow

Net cash used in operating activities totaled $48.8 million and $105.9 million during the six months ended June 30, 2020 and 2019, respectively. The variance principally reflects decrease in accounts receivable due to decreased sales as well as reduced payments from lower inventory levels partially offset by increase in prepaid expenses and other current assets. Changes in operating assets and liabilities during the first six months of 2020 resulted in cash provided of $25.0 million and during the first six months of 2019 resulted in the cash used of $100.3 million.

Net cash used in investing activities totaled $18.3 million during the six months ended June 30, 2020, as compared to $82.2 million provided by investing activities during the six months ended June 30, 2019. Capital expenditures during the six months ended June 30, 2020 and 2019 were $18.3 million and $31.1 million, respectively. Retail capital expenditures totaled $10.0 million during 2020. Wholesale capital expenditures during 2020 totaled $8.4 million.

Net cash provided by financing activities was $190.0 million during the six months ended June 30, 2020  and $9.5 million during the six months ended June 30, 2019. The variance was principally due to a $269.9 million draw down under the ABL Facility, $119.6 million of which were invested in US Treasury funds at June 30, 2020.

As of June 30, 2020, the Company had approximately $136.1 million of availability under the ABL Facility.

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

Off Balance Sheet Arrangements

We had no off-balance sheet arrangements during the three months ended June 30, 2020 and the year ended December 31, 2019.

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

Item 4. Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Act”)) as of June 30, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is: (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the three and six months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our unrestricted subsidiaries under the Term Loan Credit Agreement, the ABL Facility credit agreement and the indenture governing the First Lien Party City Notes are not subject to any of the covenants under such agreements and do not guarantee the Term Loan Credit Agreement, the ABL Facility and the First Lien Party City Notes, and we may not be able to rely on the cash flow or assets of those unrestricted subsidiaries to pay certain of our debt, including the Term Loan Credit Agreement, the ABL Facility and the First Lien Party City Notes.

Our unrestricted subsidiaries under the Term Loan Credit Agreement, the ABL Facility credit agreement and the indenture governing the First Lien Party City Notes are not subject to the covenants under such agreements and do not guarantee or pledge assets to secure the Term Loan Credit Agreement, the ABL Facility and the First Lien Party City Notes or any future indebtedness not incurred by such unrestricted subsidiaries. As of the date of this report on Form 10-Q, the Anagram Issuers and their subsidiaries were unrestricted subsidiaries. Subject to compliance with the covenants contained in the Term Loan Credit Agreement, the ABL Facility credit agreement and the indenture governing the First Lien Party City Notes, we will be permitted to designate further subsidiaries as unrestricted subsidiaries. The creditors of the Anagram Issuers and their subsidiaries, including under the First Lien Anagram Notes and the Second Lien Anagram Notes will generally be entitled to payment of their claims from the assets of the Anagram Issuers and their subsidiaries before those assets would be available for distribution to us. In addition, the indentures governing the First Lien Anagram Notes and the Second Lien Anagram Notes limit the Anagram Issuers and their subsidiaries’ ability to make loans or other payments to fund payments in respect of the Term Loan Credit Agreement, the ABL Facility and the First Lien Party City Notes and the indenture governing the First Lien Anagram Notes requires the maintenance of certain minimum liquidity. As a result, the cash flow or assets of the Anagram Issuers and their subsidiaries may not be available to pay any of our debt other than debt incurred by the Anagram Issuers and their subsidiaries.

Item 6. Exhibits

Exhibit Number	Description

3.1

Certificate of Correction to Party City Holdco Inc.’s Second Amended and Restated Certificate of Incorporation filed on June 6, 2019, dated December 17, 2019 and corrected Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Party City Holdco Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Party City Holdco Inc.’s Form 8-K dated June 7, 2019)

4.1

Indenture, dated as of July 30, 2020, among Party City Holdings Inc., as issuer, the guarantors party thereto and Ankura Trust Company, LLC, as trustee and collateral trustee, relating to Senior Secured First Lien Floating Rate Notes due 2025 (incorporated by reference to Exhibit 4.1 to Party City Holdco Inc.’s Form 8-K dated August 3, 2020)

4.2	Form of Senior Secured First Lien Floating Rate Notes due 2025 (included in Exhibit 4.1 hereto)

4.3

Indenture, dated as of July 30, 2020, among Anagram Holdings LLC, as issuer, Anagram International, Inc., as co-issuer, the guarantors party thereto and Ankura Trust Company, LLC, as trustee and collateral trustee, relating to 15.00% PIK/Cash Senior Secured First Lien Notes due 2025 (incorporated by reference to Exhibit 4.3 to Party City Holdco Inc.’s Form 8-K dated August 3, 2020)

4.4	Form of 15.00% PIK/Cash Senior Secured First Lien Notes due 2025 (included in Exhibit 4.3 hereto)

4.5

Indenture, dated as of July 30, 2020, among Anagram Holdings LLC, as issuer, Anagram International, Inc., as co-issuer, the guarantors party thereto and Ankura Trust Company, LLC, as trustee and collateral trustee, relating to 10.00% PIK/Cash Senior Secured Second Lien Notes due 2026 (incorporated by reference to Exhibit 4.5 to Party City Holdco Inc.’s Form 8-K dated August 3, 2020

4.6	Form of 10.00% PIK/Cash Senior Secured Second Lien Notes due 2026 (included in Exhibit 4.5 hereto)

4.7

Third Supplemental Indenture, dated as of July 30, 2020, among Party City Holdings Inc., the guarantors party thereto and Wilmington Trust National Association, as trustee, relating to 6.125% Senior Notes due 2023 (incorporated by reference to Exhibit 4.7 to Party City Holdco Inc.’s Form 8-K dated August 3, 2020)

4.8

Second Supplemental Indenture, dated as of July 30, 2020, among Party City Holdings Inc., the guarantors party thereto and Wilmington Trust National Association, as trustee, relating to 6.625% Senior Notes due 2026 (incorporated by reference to Exhibit 4.8 to Party City Holdco Inc.’s Form 8-K dated August 3, 2020)

10.1

Registration Rights Agreement, dated as of July 30, 2020, among Party City Holdco Inc. and the other parties signatory thereto (incorporated by reference to Exhibit 10.1 to Party City Holdco Inc.’s Form 8-K dated August 3, 2020)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Management contract of compensatory plan or arrangement
*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

PARTY CITY HOLDCO INC.

By:	/s/ Todd Vogensen
Todd Vogensen
Chief Financial Officer (Principal Financial Officer)

Date: August 7, 2020