Form 10-Q
period 2020-09-30
Party City Holdco Inc.
filed 2020-11-09
CIK 1592058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 30, 2020, 110,646,150 shares of the Registrant’s common stock were outstanding.

PARTY CITY HOLDCO INC.

Form 10-Q

September 30, 2020

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2020	December 31, 2019
	(Note 2) (Unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$170,562	$34,917
Accounts receivable, net	149,825	149,109
Inventories, net	630,357	658,419
Prepaid expenses and other current assets	112,038	51,685
Total current assets	1,062,782	894,130
Property, plant and equipment, net	206,447	243,572
Operating lease asset	741,524	802,634
Goodwill	669,564	1,072,330
Trade names	383,666	530,320
Other intangible assets, net	34,505	45,060
Other assets, net	9,521	7,273
Total assets	$3,108,009	$3,595,319
LIABILITIES, REDEEMABLE SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$303,894	$128,806
Accounts payable	179,938	152,300
Accrued expenses	202,636	150,921
Current portion of operating lease liability	194,476	155,471
Income taxes payable	—	35,905
Current portion of long-term obligations	14,342	71,524
Total current liabilities	895,286	694,927
Long-term obligations, excluding current portion	1,334,338	1,503,987
Long-term portion of operating lease liability	677,183	720,735
Deferred income tax liabilities, net	49,508	126,081
Other long-term liabilities	15,559	16,517
Total liabilities	2,971,874	3,062,247
Redeemable securities	—	3,351
Commitments and contingencies
Stockholders’ equity:
Common stock (110,573,555 and 94,461,576 shares outstanding and 121,848,074 and 121,662,540 shares issued at September 30, 2020 and December 31, 2019, respectively)	1,371	1,211
Additional paid-in capital	970,145	928,573
Accumulated deficit	(469,040)	(37,219)
Accumulated other comprehensive loss	(38,907)	(35,734)
Total Party City Holdco Inc. stockholders’ equity before common stock held in treasury	463,569	856,831
Less: Common stock held in treasury, at cost (11,274,519 and 27,200,964 shares at September 30, 2020 and December 31, 2019, respectively)	(327,170)	(327,086)
Total Party City Holdco Inc. stockholders’ equity	136,399	529,745
Noncontrolling interests	(264)	(24)
Total stockholders’ equity	136,135	529,721
Total liabilities, redeemable securities and stockholders’ equity	$3,108,009	$3,595,319

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,
	2020	2019
Revenues:
Net sales	$532,053	$538,345
Royalties and franchise fees	1,722	1,886
Total revenues	533,775	540,231
Cost of sales	355,923	373,413
Wholesale selling expenses	11,950	16,084
Retail operating expenses	97,100	111,595
Franchise expenses	2,795	3,274
General and administrative expenses	42,191	43,062
Art and development costs	4,257	5,927
Development stage expenses	—	2,728
Store impairment and restructuring charges	1,926	2,574
Goodwill, intangibles and long-lived assets impairment	44,732	259,100
Total expenses	560,874	817,757
(Loss) from operations	(27,099)	(277,526)
Interest expense, net	13,422	29,424
Other (income) expense, net	(2,873)	2,047
(Gain) on debt refinancing	(273,149)	—
Income (loss) before income taxes	235,501	(308,997)
Income tax (benefit)	(4,164)	(27,252)
Net income (loss)	239,665	(281,745)
Less: Net (loss) attributable to noncontrolling interests	(42)	(212)
Net income (loss) attributable to common shareholders of Party City Holdco Inc.	$239,707	$(281,533)
Net income (loss) per share attributable to common shareholders of Party City Holdco Inc.–Basic	$2.25	$(3.02)
Net income (loss) per share attributable to common shareholders of Party City Holdco Inc.–Diluted	$2.24	$(3.02)
Weighted-average number of common shares-Basic	106,709,307	93,346,448
Weighted-average number of common shares-Diluted	106,875,631	93,346,448
Dividends declared per share	$—	$—
Comprehensive income (loss)	$244,607	$(288,573)
Less: Comprehensive (loss) attributable to noncontrolling interests	(42)	(213)
Comprehensive income (loss) attributable to common shareholders of Party City Holdco Inc.	$244,649	$(288,360)

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Nine Months Ended September 30,
	2020	2019
Revenues:
Net sales	$1,198,160	$1,611,149
Royalties and franchise fees	4,349	6,089
Total revenues	1,202,509	1,617,238
Cost of sales	890,587	1,065,511
Wholesale selling expenses	37,115	50,929
Retail operating expenses	250,502	302,756
Franchise expenses	9,225	9,813
General and administrative expenses	162,118	126,497
Art and development costs	13,095	17,568
Development stage expenses	2,932	7,966
(Gain) on sale/leaseback transaction	—	(58,381)
Store impairment and restructuring charges	20,818	25,817
Goodwill, intangibles and long-lived assets impairment	581,380	259,100
Total expense	1,967,772	1,807,576
(Loss) from operations	(765,263)	(190,338)
Interest expense, net	63,954	88,857
Other expense, net	4,287	6,643
(Gain) on debt refinancing	(273,149)	—
(Loss) before income taxes	(560,355)	(285,838)
Income tax (benefit)	(128,293)	(21,809)
Net (loss)	(432,062)	(264,029)
Less: Net (loss) attributable to noncontrolling interests	(241)	(352)
Net (loss) attributable to common shareholders of Party City Holdco Inc.	$(431,821)	$(263,677)
Net (loss) per share attributable to common shareholders of Party City Holdco Inc.–Basic	$(4.41)	$(2.83)
Net (loss) per share attributable to common shareholders of Party City Holdco Inc.–Diluted	$(4.41)	$(2.83)
Weighted-average number of common shares-Basic	97,872,174	93,271,392
Weighted-average number of common shares-Diluted	97,872,174	93,271,392
Dividends declared per share	$—	$—
Comprehensive (loss)	$(435,235)	$(266,883)
Less: Comprehensive (loss) attributable to noncontrolling interests	(241)	(364)
Comprehensive (loss) attributable to common shareholders of Party City Holdco Inc.	$(434,994)	$(266,519)

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Party City Holdco Inc. Stockholders’ Equity Before Common Stock Held In Treasury	Common Stock Held In Treasury	Total Party City Holdco Inc. Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
Balance at June 30, 2020	$1,211	$941,745	$(708,747)	$(43,849)	$190,360	$(327,170)	$(136,810)	$(206)	$(137,016)
Net income (loss)	—	—	239,707	—	239,707	—	239,707	(42)	239,665
Stock option expense – time – based	—	111	—	—	111	—	111	—	111
Restricted stock units – time-based	—	429	—	—	429	—	429	—	429
Restricted stock unit expense – performance-based	—	481	—	—	481	—	481	—	481
Acquired non-controlling interest	—	(202)	—	—	(202)	—	(202)	(16)	(218)
Issuance of Stock for New Debt	160	27,581	—	—	27,741	—	27,741	—	27,741
Foreign currency adjustments	—	—	—	5,076	5,076	—	5,076	—	5,076
Impact of foreign exchange contracts, net	—	—	—	(134)	(134)	—	(134)	—	(134)
Balance at September 30, 2020	$1,371	$970,145	$(469,040)	$(38,907)	$463,569	$(327,170)	$136,399	$(264)	$136,135

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Party City Holdco Inc. Stockholders’ Equity Before Common Stock Held In Treasury	Common Stock Held In Treasury	Total Party City Holdco Inc. Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
Balance at June 30, 2019	$1,210	$926,838	$513,130	$(45,216)	$1,395,962	$(327,086)	$1,068,876	$211	$1,069,087
Net income (loss)	—	—	(281,533)	—	(281,533)	—	(281,533)	(212)	(281,745)
Stock option expense	—	409	—	—	409	—	409	—	409
Restricted stock units – time-based	—	610	—	—	610	—	610	—	610
Restricted stock units – performance-based	—	560	—	—	560	—	560	—	560
Director – non-cash compensation	—	148	—	—	148	—	148	—	148
Warrant expense	—	128	—	—	128	—	128	—	128
Exercise of stock option	1	56	—	—	57	—	57	—	57
Foreign currency adjustments	—	—	—	(6,920)	(6,920)	—	(6,920)	(1)	(6,921)
Impact of foreign exchange contracts, net	—	—	—	93	93	—	93	—	93
Balance at September 30, 2019	$1,211	$928,749	$231,597	$(52,043)	$1,109,514	$(327,086)	$782,428	$(2)	$782,426

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Party City Holdco Inc. Stockholders’ Equity Before Common Stock Held In Treasury	Common Stock Held In Treasury	Total Party City Holdco Inc. Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
Balance at December 31, 2019	$1,211	$928,573	$(37,219)	$(35,734)	$856,831	$(327,086)	$529,745	$(24)	$529,721
Net loss	—	—	(431,821)	—	(431,821)	—	(431,821)	(241)	(432,062)
Stock option expense – time – based	—	671	—	—	671	—	671	—	671
Stock option expense – performance – based		7,847	—	—	7,847	—	7,847	—	7,847
Restricted stock units – time – based	—	1,568	—	—	1,568	—	1,568	—	1,568
Restricted stock unit expense – performance-based	—	481	—	—	481	—	481	—	481
Director – non-cash compensation	—	75	—	—	75	—	75	—	75
Warrant expense (see Note 19 – Kazzam, LLC)	—	1,033	—	—	1,033	—	1,033	—	1,033
Acquired non-controlling interest	—	2,316	—	—	2,316	—	2,316	1	2,317
Treasury stock purchases	—	—	—	—	—	(84)	(84)	—	(84)
Issuance of Stock for Debt exchange including costs	160	27,581	—	—	27,741	—	27,741	—	27,741
Foreign currency adjustments	—	—	—	(3,111)	(3,111)	—	(3,111)	—	(3,111)
Impact of foreign exchange contracts, net	—	—	—	(62)	(62)	—	(62)	—	(62)
Balance at September 30, 2020	$1,371	$970,145	$(469,040)	$(38,907)	$463,569	$(327,170)	$136,399	$(264)	$136,135

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Party City Holdco Inc. Stockholders’ Equity Before Common Stock Held In Treasury	Common Stock Held In Treasury	Total Party City Holdco Inc. Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
Balance at December 31, 2018	$1,208	$922,476	$495,777	$(49,201)	$1,370,260	$(326,930)	$1,043,330	$291	$1,043,621
Cumulative effect of change in accounting principle, net (see Note 2)	—	662	(503)	—	159	—	159	—	159
Balance at December 31, 2018, as adjusted	$1,208	$923,138	$495,274	$(49,201)	$1,370,419	$(326,930)	$1,043,489	$291	$1,043,780
Net income (loss)	—	—	(263,677)	—	(263,677)	—	(263,677)	(352)	(264,029)
Stock option expense	—	1,150	—	—	1,150	—	1,150	—	1,150
Restricted stock units – time-based	—	1,543	—	—	1,543	—	1,543	—	1,543
Restricted stock units – performance-based	—	1,036	—	—	1,036	—	1,036	—	1,036
Director – non-cash compensation	—	313	—	—	313	—	313	—	313
Warrant expense	—	386	—	—	386	—	386	—	386
Exercise of stock options	3	1,142	—	—	1,145	—	1,145	—	1,145
Acquired non-controlling interest	—	41	—	—	41	—	41	71	112
Treasury Stock purchases	—	—	—	—	—	(156)	(156)	—	(156)
Foreign currency adjustments	—	—	—	(2,208)	(2,208)	—	(2,208)	(12)	(2,220)
Impact of foreign exchange contracts, net	—	—	—	(634)	(634)	—	(634)	—	(634)
Balance at September 30, 2019	$1,211	$928,749	$231,597	$(52,043)	$1,109,514	$(327,086)	$782,428	$(2)	$782,426

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows used in operating activities:
Net (loss) income	$(432,062)	$(264,029)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	57,796	62,380
Amortization of deferred financing costs and original issuance discounts	3,276	3,511
Provision for doubtful accounts	5,746	1,110
Deferred income tax benefit	(76,833)	(26,458)
Change in operating lease liability/asset	32,121	(23,361)
Undistributed (income) loss in equity method investments	356	(195)
Loss (gain) on disposal of assets	83	(59,088)
Non-cash adjustment for store impairment and restructuring charges	16,595	19,443
Goodwill, intangibles and long-lived assets impairment	581,380	259,100
Non-employee equity-based compensation (see Note 19 – Kazzam, LLC)	1,033	386
Stock option expense – time – based	671	1,150
Stock option expense – performance – based	7,847	—
Restricted stock unit expense – time-based	1,568	1,543
Restricted stock unit and restricted cash awards expense – performance-based	510	1,036
Directors – non-cash compensation	75	313
Gain on debt refinancing	(273,149)	—
Changes in operating assets and liabilities, net of effects of acquired businesses:
(Increase) in accounts receivable	(8,562)	(23,712)
Decrease (increase) in inventories	27,959	(35,628)
Increase in prepaid expenses and other current assets	(64,715)	(11,009)
Decrease (increase) in accounts payable, accrued expenses and income taxes payable	61,478	(88,771)
Net cash used in operating activities	(56,827)	(182,279)
Cash flows (used in) provided by investing activities:
Cash paid in connection with acquisitions, net of cash acquired	(362)	(9,485)
Capital expenditures	(32,095)	(45,769)
Proceeds from disposal of property and equipment	82	113,845
Net cash (used in) provided by investing activities	(32,375)	58,591
Cash flows provided by financing activities:
Repayment of loans, notes payable and long-term obligations	(122,373)	(106,133)
Proceeds from loans, notes payable and long-term obligations	369,785	203,381
Stock repurchases	(85)	(156)
Exercise of stock options	—	1,145
Debt issuance costs	(19,955)	(411)
Net cash provided by financing activities	227,372	97,826
Effect of exchange rate changes on cash and cash equivalents	(2,659)	1,220
Net increase (decrease) in cash and cash equivalents and restricted cash	135,511	(24,642)
Cash and cash equivalents and restricted cash at beginning of period	35,176	59,219
Cash and cash equivalents and restricted cash at end of period	$170,687	$34,577
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$55,999	$97,744
Cash paid during the period for income taxes, net of refunds	$24,421	$34,357

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share)

Note 1 – Description of Business

Party City Holdco Inc. (the “Company” or “Party City Holdco”) is the leading party goods company by revenue in North America and, we believe, the largest vertically integrated supplier of decorated party goods globally by revenue. The Company is a popular one-stop shopping destination for party supplies, balloons, and costumes. In addition to being a great retail brand, the Company is a global, world-class organization that combines state-of-the-art manufacturing and sourcing operations, and sophisticated wholesale operations complemented by a multi-channel retailing strategy and e-commerce retail operations. The Company is a leading player in its category and vertically integrated in its breadth and depth. The Company designs, manufactures, sources and distributes party goods, including paper and plastic tableware, metallic and latex balloons, Halloween and other costumes, accessories, novelties, gifts and stationery throughout the world. As of September 30, 2020 the Company’s retail operations include 829 specialty retail party supply stores (including franchise stores) throughout the United States and Mexico operating under the names Party City and Halloween City, and e-commerce websites, including through the domain name PartyCity.com and others.

In March 2020, the World Health Organization declared COVID-19 a global pandemic, and governmental authorities around the world have implemented measures to reduce the spread of the virus. The global spread of COVID-19 and the measures to contain it have negatively impacted the global economy, disrupted global supply chains, and created significant volatility and disruption in financial markets. In response to COVID-19, to safeguard the health and safety of its team members and customers, the Company temporarily closed all of its corporate retail stores as of March 18, 2020. During the temporary store closures, the Company offered curbside pickup and the Company’s e-commerce site, www.partycity.com, remained fully operational. The Company began reopening stores on May 1, 2020, in accordance with state and local health ordinances, and as of June 22, 2020, all stores were re-opened.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses”.  The ASU changes how entities will account for credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The ASU requires that an entity measure and recognize expected credit losses at the time the asset is recorded, while considering a broader range of information to estimate credit losses including macroeconomic conditions that correlate with historical loss experience, delinquency trends and aging behavior of receivables, among others. The Company has adopted this guidance effective January 1, 2020, prospectively, with respect to its receivables, and the adoption and application of this standard did not have a material impact to the consolidated financial statements during the first nine months of 2020.

The Company maintains allowances for credit losses resulting from the inability of the Company’s customers to make required payments. Judgment is required in assessing the ultimate realization of these receivables, including consideration of the Company’s history of receivable write-offs, the level of past due accounts and the economic status of the Company’s customers. In an effort to identify adverse trends relative to customer economic status, the Company assesses the financial health of the markets it operates in and performs periodic credit evaluations of its customers and ongoing reviews of account balances and aging of receivables. Amounts are considered past due when payment has not been received within the time frame of the credit terms extended. Write-offs are charged directly against the allowance for credit losses and occur only after all collection efforts have been exhausted. The Company will continue to actively monitor the impact of the COVID-19 pandemic on expected losses. At September 30, 2020 and December 31, 2019, the allowance for credit losses was $9,590 and $4,786, respectively.

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

Note 3 – Store Impairment and Restructuring Charges

The Company performed a comprehensive review of its store locations aimed at improving the overall productivity of such locations (“store optimization program”). After careful consideration and evaluation of the store locations, the Company made the decision to accelerate the optimization of its store portfolio with the closure of stores, which are primarily located in close proximity to other Party City stores. In 2019, 55 stores were identified for closure, out of which 35 stores were closed in 2019 and 20 stores were closed in January 2020. In addition, 21 stores identified for closure in the first quarter of 2020 were closed in the third quarter. These closings should provide the Company with capital flexibility to expand into underserved markets. In addition, the Company evaluated the recoverability of long lived assets at the open stores and recorded an impairment charge associated with the operating lease asset and property, plant and equipment for open stores where sales were affected due to the outbreak of, and local, state and federal governmental responses to, COVID-19. In conjunction with the store optimization program and store impairment, during the three and nine months ended September 30, 2020 and 2019, the Company recorded the following charges:

	Three Months Ended September 30,
	2020	2019
Inventory reserves	$1,184	$—
Operating lease asset impairment	137	—
Labor and other costs incurred closing stores	1,789	2,574
Total	$3,110	$2,574

	Nine Months Ended September 30,
	2020	2019
Inventory reserves	$12,880	$21,285
Operating lease asset impairment	14,530	14,149
Property, plant and equipment impairment	2,065	4,680
Labor and other costs incurred closing stores	4,223	6,327
Severance	—	661
Total	$33,698	$47,102

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

Note 4 – Goodwill, Intangibles and Long-Lived Assets Impairment

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

During the three months ended September 30, 2019, the Company identified an impairment indicator associated with its market capitalization and performed interim impairment tests on the goodwill at its retail and wholesale reporting units and its other indefinite lived intangible assets as of September 30, 2019. The interim impairment tests were performed using a combination of a market approach and an income approach. As a result of a sustained decline in the Company’s market capitalization, the Company recognized non-cash pre-tax goodwill impairment charges at September 30, 2019 of $224,100 and $35,000 against the goodwill associated with its retail and wholesale reporting units, respectively.

During the three months ended September 30, 2020 the Company has determined that the fair value of certain indefinite-lived intangible assets is lower than the related book values. Additionally, for certain long-lived assets it is more likely than not that those long-lived assets will be disposed significantly before the end of their previously estimated useful lives. As a result, impairment charges of $11,032, $2,423 and $31,277 were recorded in the third quarter on its business indefinite-lived trade name intangibles, finite-lived intangibles and tangible assets, respectively.

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

However, for the Los Lunas property, the present value of the lease payments is greater than substantially all of the fair value of the assets. Therefore, the lease is a finance lease and sale accounting treatment is prohibited. As such, the Company is accounting for the proceeds as a financing lease. As of September 30, 2020 and December 31, 2019 $11,846 and $11,990 is recorded as a part of a Finance lease, respectively.

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

Note 6 – Disposition of Assets

On October 1, 2019, the Company sold its Canadian-based Party City stores to a Canadian-based retailer for $131,711 and entered into a 10-year supply agreement under which the acquirer agreed to purchase product from the Company for such Party City stores, as well as acquirer’s other stores. On September 30, 2020, PCHI prepaid approximately $17,500 of the term loans outstanding under the Term Loan Credit Agreement. PCHI was required to make such prepayment in accordance with the terms of the Term Loan Credit Agreement in connection with the Company’s sale of its Canadian-based Party City stores. Consistent with the terms of Term Loan Credit Agreement, PCHI reinvested such proceeds in assets used or useful in the business of PCHI and its subsidiaries and entered into binding commitments to reinvest a certain portion of such proceeds by March 30, 2021, such that the total amount of the sale proceeds so reinvested or committed to be reinvested is approximately $97,000 (of which approximately $84,800 was invested or is committed to be reinvested towards capital expenditures and $12,200 was invested or is committed to be reinvested towards permitted acquisitions). Under the Term Loan Credit Agreement, PCHI was permitted to deduct $15,000 on account of a single asset sale transaction prior to prepaying any term loans from net cash proceeds of an asset sale.

Note 7 – Inventories

Inventories consisted of the following:

	September 30, 2020	December 31, 2019
Finished goods	$581,735	$606,036
Raw materials	28,640	34,259
Work in process	19,982	18,124
	$630,357	$658,419

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

The effective income tax rate for the nine months ended September 30, 2020 of 22.9% is different from the statutory rate of 21.0% primarily due to the non-deductible portions of goodwill impairment charges (see Note 4 – Goodwill, Intangibles and Long-Lived Assets Impairment above for further discussion), the excludable portion of the cancellation of debt income, state taxes, and a rate benefit related to the carryback of a net operating loss to years when the statutory income tax rate was 35.0%.

Note 9 – Changes in Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss consisted of the following:

	Three Months Ended September 30, 2020
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at June 30, 2020	$(45,621)	$1,772	$(43,849)
Other comprehensive (loss) income before reclassifications, net of tax	5,076	(321)	4,755
Amounts reclassified from accumulated other comprehensive loss to the condensed consolidated statement of operations and comprehensive loss, net of income tax	—	187	187
Net current-period other comprehensive income	5,076	(134)	4,942
Balance at September 30, 2020	$(40,545)	$1,638	$(38,907)

	Three Months Ended September 30, 2019
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at June 30, 2019	$(45,344)	$128	$(45,216)
Other comprehensive (loss) income before reclassifications	(6,920)	166	(6,754)
Amounts reclassified from accumulated other comprehensive loss to the condensed consolidated statement of operations and comprehensive loss, net of income tax	—	(73)	(73)
Net current-period other comprehensive income (loss)	(6,920)	93	(6,827)
Balance at September 30, 2019	$(52,264)	$221	$(52,043)

	Nine Months Ended September 30, 2020
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at December 31, 2019	$(37,434)	$1,700	$(35,734)
Other comprehensive (loss) before reclassifications, net of tax	(3,111)	(251)	(3,362)
Amounts reclassified from accumulated other comprehensive loss to the condensed consolidated statement of operations and comprehensive loss, net of income tax	—	189	189
Net current-period other comprehensive (loss) income	(3,111)	(62)	(3,173)
Balance at September 30, 2020	$(40,545)	$1,638	$(38,907)

	Nine Months Ended September 30, 2019
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at December 31, 2018	$(50,056)	$855	$(49,201)
Other comprehensive (loss) income before reclassifications, net of income tax	(2,208)	226	(1,982)
Amounts reclassified from accumulated other comprehensive loss to the condensed consolidated statement of operations and comprehensive income, net of income tax	—	(860)	(860)
Net current-period other comprehensive income (loss)	(2,208)	(634)	(2,842)
Balance at September 30, 2019	$(52,264)	$221	$(52,043)

Note 10 – Capital Stock

At September 30, 2020, the Company’s authorized capital stock consisted of 300,000,000 shares of $0.01 par value common stock and 15,000,000 shares of $0.01 par value preferred stock.

During 2013, Party City Holdco granted performance-based stock options to key employees and independent directors. For those performance-based options, vesting was contingent on Thomas H. Lee Partners, L.P. (“THL”) achieving specified investment returns when it sold its entire ownership stake in Party City Holdco. In June 2020, THL distributed its remaining shares. At the time of the THL distribution, there were 2,539,600 performance options outstanding with an average grant date fair value of $3.09. None of the performance-based options vested as the specified investment returns were not attained. The Company recorded compensation expense of $7,847 for the nine months ended September 30, 2020.

Note 11 – Segment Information

Industry Segments

The Company has two identifiable business segments. The Wholesale segment designs, manufactures, sources and distributes decorated party goods, including paper and plastic tableware, metallic and latex balloons, Halloween and other costumes, accessories, novelties, gifts and stationery throughout the world. The Retail segment operates specialty retail party supply stores in the United States, principally under the names Party City and Halloween City, and it operates e-commerce websites, principally through the domain name Partycity.com. The Retail segment also franchises both individual stores and franchise areas throughout the United States, Mexico and Puerto Rico, principally under the name Party City. The Company’s industry segment data for the three months ended September 30, 2020 and September 30, 2019 was as follows:

	Wholesale	Retail	Consolidated
Three Months Ended September 30, 2020
Revenues:
Net sales	$346,621	$364,481	$711,102
Royalties and franchise fees	—	1,722	1,722
Total revenues	346,621	366,203	712,824
Eliminations	(179,049)	—	(179,049)
Net revenues	$167,572	$366,203	$533,775
Loss from operations	$(12,738)	$(14,361)	$(27,099)
Interest expense, net			13,422
Other expense, net			(2,873)
Gain on debt refinancing			(273,149)
Income before income taxes			$235,501

	Wholesale	Retail	Consolidated
Three Months Ended September 30, 2019
Revenues:
Net sales	$383,425	$369,467	$752,892
Royalties and franchise fees	—	1,886	1,886
Total revenues	383,425	371,353	754,778
Eliminations	(214,547)	—	(214,547)
Net revenues	$168,878	$371,353	$540,231
Loss from operations	$(32,424)	$(245,102)	$(277,526)
Interest expense, net			29,424
Other expense, net			2,047
Loss before income taxes			$(308,997)

The Company’s industry segment data for the nine months ended September 30, 2020 and 2019 was as follows:

	Wholesale	Retail	Consolidated
Nine Months Ended September 30, 2020
Revenues:
Net sales	$692,715	$850,612	$1,543,327
Royalties and franchise fees	—	4,349	4,349
Total revenues	692,715	854,961	1,547,676
Eliminations	(345,167)	—	(345,167)
Net revenues	$347,548	$854,961	$1,202,509
Loss from operations	$(232,178)	$(533,085)	$(765,263)
Interest expense, net			63,954
Other expense, net			4,287
Gain on debt refinancing			(273,149)
Loss before income taxes			$(560,355)

	Wholesale	Retail	Consolidated
Nine Months Ended September 30, 2019
Revenues:
Net sales	$962,793	$1,170,777	$2,133,570
Royalties and franchise fees	—	6,089	6,089
Total revenues	962,793	1,176,866	2,139,659
Eliminations	(522,421)	—	(522,421)
Net revenues	$440,372	$1,176,866	$1,617,238
Income (loss) from operations	$30,096	$(220,434)	$(190,338)
Interest expense, net			88,857
Other expense, net			6,643
Loss before income taxes			$(285,838)

In 2019, the Company initiated a store optimization program under which the Company identified approximately 55 Party City stores to be closed. In addition, 21 stores were identified for closure in the first quarter of 2020 were closed in the third quarter. In conjunction with the program, during the three months ended September 30, 2020 and 2019 the Company’s Retail segment recorded $3,110 and $2,574 of store impairment and restructuring charges, respectively. In conjunction with the program, during the nine months ended September 30, 2020 and 2019 the Company’s Retail segment recorded $33,698 and $47,102 of store impairment and restructuring charges, respectively. See Note 3 – Store Impairment and Restructuring Charges for further detail.

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

During the three months ended March 31, 2020, the Company identified intangible assets’ impairment indicators associated with its market capitalization and significantly reduced customer demand for its products due to COVID-19. As a result, the Company performed interim impairment tests on the goodwill at its retail and wholesale reporting units and its other indefinite lived intangible assets as of March 31, 2020. As a result, the Company recognized non-cash pre-tax goodwill and trade name impairment charges. See Note 4 – Goodwill, Intangibles and Long-Lived Assets Impairment for further detail.

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

The foreign currency exchange contracts are reflected in the condensed consolidated balance sheets at fair value. At September 30, 2020 and December 31, 2019, the Company had foreign currency exchange contracts that qualified for hedge accounting. No components of these agreements were excluded in the measurement of hedge effectiveness. As these hedges are 100% effective, there is no current impact on earnings due to hedge ineffectiveness. The Company anticipates that substantially all unrealized gains and losses in accumulated other comprehensive loss related to these foreign currency exchange contracts will be reclassified into earnings at a later date.

The following table displays the fair values of the Company’s derivatives at September 30, 2020 and December 31, 2019:

	Derivative Assets				Derivative Liabilities
	September 30, 2020		December 31, 2019		September 30, 2020		December 31, 2019
	Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value
Foreign Exchange Contracts	(a) PP	$131	(a) PP	$—	(b) AE	$30	(b) AE	$—

(a)	PP = Prepaid expenses and other current assets
(b)	AE = Accrued expenses

The following table displays the notional amounts of the Company’s derivatives at September 30, 2020 and December 31, 2019:

Derivative Instrument	September 30, 2020	December 31, 2019
Foreign Exchange Contracts	$6,449	$300

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

During 2017, the Company and Ampology, a subsidiary of Trivergence, reached an agreement to form a new legal entity, Kazzam, LLC (“Kazzam”), for the purpose of designing, developing and launching an online exchange platform for party-related services. As part of Ampology’s compensation for designing, developing and launching the exchange platform, Ampology received an ownership interest in Kazzam. The interest had been recorded as redeemable securities in the mezzanine of the Company’s consolidated balance sheet as Ampology had the right to cause the Company to purchase the interest. The liability was adjusted to the greater of the current fair value or the original fair value at the time at which the ownership interest was issued (adjusted for any subsequent changes in the ownership interest percentage). On March 23, 2020, the Company agreed to purchase all of Ampology’s interest in Kazzam. Refer to Note 19 – Kazzam, LLC for further detail. As of December 31, 2019 the original value was greater and, therefore, the liabilities are not disclosed as fair value measurements.  As of September 30, 2020 there is no liability.

The majority of the Company’s non-financial instruments, which include goodwill, intangible assets, lease assets, inventories and property, plant and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or at least annually for goodwill and indefinite-lived intangible assets), a non-financial instrument is required to be evaluated for impairment. If the Company determines that the non-financial instrument is impaired, the Company would be required to write down the non-financial instrument to its fair value. See Note 3 – Store Impairment and Restructuring Charges and Note 4 – Goodwill, Intangibles and Long-Lived Assets Impairment for further detail.

The carrying amounts for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximated fair value at September 30, 2020 because of the short-term maturities of the instruments and/or their variable rates of interest.

The carrying amounts and fair values of borrowings under the Term Loan Credit Agreement and the Company’s senior notes as of September 30, 2020 are as follows:

	September 30, 2020
	Carrying Amount	Fair Value
Term Loan Credit Agreement	$693,906	$569,034
6.125% Senior Notes – due 2023	22,765	8,253
6.625% Senior Notes – due 2026	106,273	23,730
First Lien Party City Notes	207,925	155,153
First Lien Anagram Notes	150,958	158,056
Second Lien Anagram Notes	152,104	120,162

The fair values represent Level 2 fair value measurements as the debt instruments trade in inactive markets.

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

Basic and diluted loss per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income attributable to common shareholders of Party City Holdco Inc.	$239,707	$(281,533)	$(431,821)	$(263,677)
Weighted average shares - Basic	106,709,307	93,346,448	97,872,174	93,271,392
Effect of dilutive securities:
Warrants	—	—	—	—
Restricted stock units	166,324	—	—	—
Stock options	—	—	—	—
Weighted average shares - Diluted	106,875,631	93,346,448	97,872,174	93,271,392
Net (loss) income per share attributable to common shareholders of Party City Holdco Inc. - Basic	$2.25	$(3.02)	$(4.41)	$(2.83)
Net (loss) income per share attributable to common shareholders of Party City Holdco Inc. - Diluted	$2.24	$(3.02)	$(4.41)	$(2.83)

During the three months ended September 30, 2020, 3,475,621 stock options, 1,000,000 warrants and 263,727 restricted stock units were excluded from the calculation of net loss per share attributable to common shareholders of Party City Holdco Inc. – diluted as they were anti-dilutive. During the nine months ended September 30, 2020, 3,475,621 stock options, 1,000,000 warrants and 584,258 restricted stock units were excluded from the calculation of net loss per share attributable to common shareholders of Party City Holdco Inc. – diluted as they were anti-dilutive. During the three and nine months ended September 30, 2019, 3,544,501 stock options,  596,000 warrants and 416,260 restricted stock units were excluded from the calculation of net loss per share attributable to common shareholders of Party City Holdco Inc. – diluted as they were anti-dilutive.

Note 16 – Current and Long-Term Obligations

Long-term obligations at September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020	December 31, 2019
Term Loan Credit Agreement	$693,906	$718,596
6.125% Senior Notes – due 2023	22,765	347,015
6.625% Senior Notes – due 2026	106,273	494,910
First Lien Party City Notes	207,925	—
First Lien Anagram Notes	150,958	—
Second Lien Anagram Notes	152,104	—
Finance lease obligations	14,749	14,990
Total long-term obligations	1,348,680	1,575,511
Less: current portion	(14,342)	(71,524)
Long-term obligations, excluding current portion	$1,334,338	$1,503,987

Prior to April 2019, the Company had a $540,000 asset-based revolving credit facility (with a seasonal increase to $640,000 during a certain period of each calendar year) (the “ABL Facility”), which matures during August 2023 (subject to a springing maturity at an earlier date if the maturity date of certain of the Company’s other debt has not been extended or refinanced). It provides for (a) revolving loans, subject to a borrowing base, and (b) letters of credit, in an aggregate face amount at any time outstanding not to exceed $50,000. During April 2019, the Company amended the ABL Facility. Such amendment removed the seasonal component and made the ABL Facility a $640,000 facility with no seasonal modification component. In connection with the refinancing transactions as follows, PCHI (1) reduced the ABL revolving commitments and prepaid the outstanding ABL revolving loans, in each case, in an aggregate principal amount equal to $44,000 in accordance with the ABL Facility credit agreement, and (2) designated Anagram Holdings and each of its subsidiaries as an unrestricted subsidiary under the ABL Facility and the Term Loan Credit Agreement.

In the first nine months of 2020 the Company drew down $269.8 million under the ABL Facility. At September 30, 2020, $100.1 million was invested in US Treasury funds with maturities of less than three months. The Company had approximately $178.5 million of availability under the ABL Facility as of September 30, 2020.

Completion of Refinancing Transactions

On July 30, 2020 (the “Settlement Date”), the Company and certain of its direct or indirect subsidiaries, including PCHI, Anagram Holdings, LLC, a Delaware limited liability company and wholly owned direct subsidiary of PCHI (“Anagram Holdings”), and Anagram International, Inc., a Minnesota corporation and wholly owned direct subsidiary of Anagram Holdings, completed certain refinancing transactions, including, among other things: (i) the exchange of $327,076 of 6.125% Senior Notes due 2023 (the “2023 Notes”) and $392,746 of 6.625% Senior Notes due 2026 (the “2026 Notes” and, together with the 2023 Notes, the “Existing Notes”) issued by PCHI, in each case tendered in the Company’s offers to exchange pursuant to the terms described in a confidential offering memorandum, for (A) $156,669 of Senior Secured First Lien Floating Rate Notes due 2025 (the “First Lien Party City Notes”) issued by PCHI; (B) $84,687 of 10.00% PIK/Cash Senior Secured Second Lien Notes due 2026 (the “Second Lien Anagram Notes”) issued by Anagram Holdings and Anagram International (together, the “Anagram Issuers”); and (C) 15,942,551 shares of the Company’s common stock, $0.01 par value per share (the “Common Stock”); (ii) the issuance of $110,000 in the aggregate of 15.00% PIK/Cash Senior Secured First Lien Notes due 2025 (the “First Lien Anagram Notes”) by the Anagram Issuers and an additional $5,000 of First Lien Party City Notes in connection with a rights offering and a private placement, as applicable; and (iii) the solicitations of certain consents with respect to the indentures governing Existing Notes.

The First Lien Party City Notes were issued pursuant to an indenture, dated as of the Settlement Date, among PCHI, as issuer, certain guarantors party thereto (the “Party City Guarantors”) and Ankura Trust Company, LLC (“Ankura”), as trustee and collateral trustee. The First Lien Party City Notes were issued in an aggregate amount of $161,669 and will mature on July 15, 2025. Interest on the First Lien Party City Notes accrues from the Settlement Date at a floating rate equal to the 6-month London Inter-Bank Offered Rate plus 500 basis points (with a floor of 75 basis points) per annum, payable semi-annually in arrears on January 15 and July 15 of each year, commencing January 15, 2021. The First Lien Party City Notes are senior secured obligations of PCHI and the Party City Guarantors. The First Lien Party City Notes are pari passu in right of payment with all of PCHI’ other senior indebtedness, including the existing senior secured term loan facility and the ABL Facility, and are structurally subordinated to the First Lien Anagram Notes and the Second Lien Anagram Notes, to the extent of the value of the Anagram Collateral (as defined below). The First Lien Party City Notes are secured by a first priority lien on collateral that includes liens on substantially all assets (other than certain accounts, inventory, deposit accounts, securities accounts, related assets and general intangibles) of the Party City Guarantors, in each case subject to certain exceptions and permitted liens.

The First Lien Anagram Notes were issued pursuant to an indenture, dated as of the Settlement Date, among Anagram Holdings, as issuer, Anagram International, as co-issuer, certain guarantors party thereto (the “Anagram Guarantors”) and Ankura, as trustee and collateral trustee. The First Lien Anagram Notes were issued in an aggregate amount of $110,000 and will mature on August 15, 2025. Interest on the First Lien Anagram Notes accrues from the Settlement Date at (i) a rate of 10.00% per annum, payable in cash; and (ii) a rate of 5.00% per annum payable by increasing the principal amount of the outstanding First Lien Anagram Notes or issuing additional First Lien Anagram Notes, as the case may be, in each case payable semi-annually in arrears on February 15 and August 15 of each year, commencing February 15, 2021. The First Lien Anagram Notes are senior secured obligations of the Anagram Issuers and are pari passu in right of payment with all of the Anagram Issuers’ other senior indebtedness. The First Lien Anagram Notes are secured by a first priority lien on collateral that consists of substantially all assets and properties of the Anagram Issuers and the Anagram Guarantors, subject to certain exceptions and permitted liens (the “Anagram Collateral”). Such security interests are senior in priority to the security interests in such assets that secure the Second Lien Anagram Notes.

The Second Lien Anagram Notes were issued pursuant to an indenture, dated as of the Settlement Date, among Anagram Holdings, as issuer, Anagram International, as co-issuer, the Anagram Guarantors and Ankura, as trustee and collateral trustee. The Second Lien Anagram Notes were issued in an aggregate amount of $84,687 and will mature on August 15, 2026. Interest on the Second Lien Anagram Notes accrues from the Settlement Date at (i) a rate of 5.00% per annum, payable, at the Anagram Issuers’ option, entirely in cash or entirely by increasing the principal amount of the outstanding Second Lien Anagram Notes or issuing additional Second Lien Anagram Notes, as the case may be; and (ii) a rate of 5.00% per annum payable by increasing the principal amount of the outstanding Second Lien Anagram Notes or issuing additional Second Lien Anagram Notes, as the case may be, in each case payable semi-annually in arrears on February 15 and August 15 of each year, commencing February 15, 2021; provided, however, that on August 15, 2025, interest will be required to be paid by increasing the principal amount of the Second Lien Anagram Notes or issuing the principal amount of the Second Lien Anagram Notes or issuing additional Second Lien Anagram Notes. On February 15, 2026, the Anagram Issuers will prepay in cash a portion of the Second Lien Anagram Notes then outstanding in an amount necessary such that the Second Lien Anagram Notes are not treated as “applicable high yield discount obligations” within the meaning of Section 163(i) of the Internal Revenue Code of 1986, as amended. The Second Lien Anagram Notes are senior secured obligations of the Anagram Issuers and are pari passu in right of payment with all of the Anagram Issuers’ other senior indebtedness. The Second Lien Anagram Notes are secured by a second priority lien on the Anagram Collateral. Such security interests are junior to the security interests in such assets that secure the First Lien Anagram Notes.

The Company evaluated the refinancing transaction in accordance with ASC 470-60 Troubled Debt Restructuring. The exchange of the 2023 Notes and 2026 Notes for the First Lien Party City Notes, Second Lien Anagram Notes and shares of Company Common Stock, as well as the concurrent purchase by the participants in the exchange of First Lien Anagram Notes represents a troubled debt restructuring (“TDR”). As the future undiscounted cash flows of the restructured debt were less than the net carrying value of the Existing Notes (including accrued interest and unamortized discount) adjusted for Common Stock issued to the  participants in the exchange and such participants’ purchase of and lenders’ participation in the First Lien Anagram Notes, the Company recognized a gain of $273,149 which reflects $18,902 of third-party fees incurred, and $27,007 of Common Stock issued in the exchange.  The Company received $39,544 of cash from the participants in the exchange related to $44,500 of principal amount of First Lien Anagram Notes with an undiscounted value of $82,160, which includes interest expense. Interest expense is not currently recognized for this portion of the restructured debt.

Another portion of the restructured debt related to one holder of Existing Notes did not result in gain recognition as the undiscounted cash flows of the restructured debt was higher than the carrying value of the existing debt.  The carrying amount of this portion of the restructured debt is $32,328 and the interest expense will be recognized prospectively at a 3.5% effective interest rate.  Amounts attributed to purchasers of the First Lien Anagram Notes who were not participants in the exchange (principal balance of $50,500) are recognized at consideration received less allocated transaction costs (netting to $45,678) and the effective interest method will be used to recognize interest expense prospectively.

Note 17 – Revenue from Contracts with Customers

The following table summarizes revenue from contracts with customers for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Retail Net Sales:
North American Party City Stores	$358,246	$363,633	$829,281	$1,164,253
Other	6,235	5,834	21,331	6,524
Total Retail Net Sales	$364,481	$369,467	$850,612	$1,170,777
Royalties and Franchise Fees	1,722	1,886	4,349	6,089
Total Retail Revenue	$366,203	$371,353	$854,961	$1,176,866
Wholesale Net Sales:
Domestic	$79,388	$82,670	$177,263	$231,257
International	88,184	86,208	170,285	209,115
Total Wholesale Net Sales	$167,572	$168,878	$347,548	$440,372
Total Consolidated Revenue	$533,775	$540,231	$1,202,509	$1,617,238

Note 18 – Cash, Cash Equivalents and Restricted Cash

The Company’s September 30, 2020 consolidated balance sheet included $170,562 of cash and cash equivalents (with maturities of less than three months) and $125 of restricted cash. The Company’s December 31, 2019 consolidated balance sheet included $34,917 of cash and cash equivalents and $259 of restricted cash.

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

Business Overview

Our Company

We are the leading party goods company by revenue in North America and, we believe, the largest vertically integrated supplier of decorated party goods globally by revenue. The Company is a popular one-stop shopping destination for party supplies, balloons, and costumes. In addition to being a great retail brand, the Company is a global, world-class organization that combines state-of-the-art manufacturing and sourcing operations, and sophisticated wholesale operations complemented by a multi-channel retailing strategy and e-commerce retail operations. The Company is a leading player in its category and vertically integrated in its breadth and depth. The Company designs, manufactures, sources and distributes party goods, including paper and plastic tableware, metallic and latex balloons, Halloween and other costumes, accessories, novelties, gifts and stationery throughout the world. As of September 30, 2020, the Company’s retail operations include 829 specialty retail party supply stores (including franchise stores) throughout the United States and Mexico operating under the names Party City and Halloween City, and e-commerce websites, including through the domain name PartyCity.com and others.

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

Our retail segment generates revenue primarily through the sale of our party supplies, which are sold under the Amscan, Designware, Anagram and Costumes USA brand names through Party City, Halloween City and PartyCity.com. For the nine months ended September 30, 2020, 81.4% of the product that was sold by our retail segment was supplied by our wholesale segment and 30.2% of the product that was sold by our retail segment was self-manufactured.

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

Comparable Retail Same-Store Sales. The growth in same-store sales represents the percentage change in same-store sales in the period presented compared to the prior year. Same-store sales include stores that were temporarily closed in 2020 due to COVID-19 but exclude the net sales of a store for any period if the store was not open during the same period of the prior year. Acquired stores are excluded from same-store sales until they are converted to the Party City format and included in our sales for the comparable period of the prior year. Comparable sales are calculated based upon stores that were open at least thirteen full months as of the end of the applicable reporting period. When a store is reconfigured or relocated within the same general territory, the store continues to be treated as the same store. If, during the period presented, a store was closed, sales from that store up to and including the closing day are included as same-store sales as long as the store was open during the same period of the prior year. Same-store sales for the Party City brand include North American retail e-commerce sales.

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

The Company began reopening stores on May 1, 2020, in accordance with state and local health ordinances, and by June 22, 2020, all stores were re-opened. But our business, operations, financial condition and liquidity have been and may continue to be materially and adversely affected. The disruption to the global economy and to our business, the sustained decline in market capitalization, and reduced fair value of certain intangibles and long-lived assets, resulted in the Company recognizing non-cash pre-tax impairment charges for the nine months ended September 30, 2020.

As described in Note 16 – Current and Long-Term Obligations of Item 1, “Condensed Consolidated Financial Statements (Unaudited)” in this Quarterly Report on Form 10-Q, the Company recognized a gain on debt refinancing transactions.

Three Months Ended September 30, 2020 Compared To Three Months Ended September 30, 2019

The following table sets forth the Company’s operating results and operating results as a percentage of total revenues for the three months ended September 30, 2020 and 2019.

	Three Months Ended September 30,
	2020		2019
	(Dollars in thousands)
Revenues:
Net sales	$532,053	99.7%	$538,345	99.7%
Royalties and franchise fees	1,722	0.3	1,886	0.3
Total revenues	533,775	100.0	540,231	100.0
Expenses:
Cost of sales	355,923	66.7	373,413	69.1
Wholesale selling expenses	11,950	2.2	16,084	3.0
Retail operating expenses	97,100	18.2	111,595	20.7
Franchise expenses	2,795	0.5	3,274	0.6
General and administrative expenses	42,191	7.9	43,062	8.0
Art and development costs	4,257	0.8	5,927	1.1
Development stage expenses	—	0.0	2,728	0.5
Store impairment and restructuring charges	1,926	0.4	2,574	0.5
Goodwill, intangibles and long-lived assets impairment	44,732	8.4	259,100	48.0
Total expenses	560,874	105.1	817,757	151.4
(Loss) from operations	(27,099)	(5.1)	(277,526)	(51.4)
Interest expense, net	13,422	2.5	29,424	5.4
Other (income) expense, net	(2,873)	(0.5)	2,047	0.4
(Gain) on debt refinancing	(273,149)	(51.2)	—	0.0
Income (loss) before income taxes	235,501	44.1	(308,997)	(57.2)
Income tax (benefit)	(4,164)	(0.8)	(27,252)	(5.0)
Net income (loss)	239,665	44.9	(281,745)	(52.2)
Less: Net (loss) attributable to noncontrolling interests	(42)	—	(212)	—
Net income (loss) attributable to common shareholders of Party City Holdco Inc.	$239,707	44.9%	$(281,533)	(52.1)%
Net income (loss) per share attributable to common shareholders of Party City Holdco Inc.–Basic	$2.25		$(3.02)
Net income (loss) per share attributable to common shareholders of Party City Holdco Inc.–Diluted	$2.24		$(3.02)

Revenues

Total revenues for the third quarter of 2020 were $533.8 million and were $6.4 million, or 1.2%, lower than the third quarter of 2019. The following table sets forth the Company’s total revenues for the three months ended September 30, 2020 and 2019.

	Three Months Ended September 30,
	2020		2019
	Dollars in Thousands	Percentage of Total Revenues	Dollars in Thousands	Percentage of Total Revenues
Net Sales:
Wholesale	$346,621	64.9%	$383,425	71.0%
Eliminations	(179,049)	(33.5)	(214,547)	(39.7)
Net wholesale	167,572	31.4	168,878	31.3
Retail	364,481	68.3	369,467	68.4
Total net sales	532,053	99.7	538,345	99.7
Royalties and franchise fees	1,722	0.3	1,886	0.3
Total revenues	$533,775	100.0%	$540,231	100.0%

Retail

Retail net sales during the third quarter of 2020 were $364.5 million and were $5.0 million, or 1.3%, lower than during the third quarter of 2019. Retail net sales at our North American Party City stores totaled $329.9 million and were $3.5 million, or 1.1% higher  than in the third quarter of 2019.  Growth in same-store sales for the Party City brand was partially offset by lower non-comp sales from the divestiture of 65 Canadian Party City stores in October 2019 and the closure of 55 and 21 stores in conjunction with the 2019 and 2020 store optimization programs, respectively. In addition, store sales increased due to the acquisition of two franchise stores and the opening of two new stores during the twelve months ended September 30, 2020. Global retail e-commerce sales totaled $32.9 million during the third quarter of 2020 and were $4.6 million, or 12.2% lower than during the corresponding quarter of 2019. Sales at the temporary Halloween City stores totaled $0.7 million and were $3.8 million lower than in the third quarter of 2019 due to opening 25 Halloween City stores in 2020 compared to 256 stores in 2019.  Sales at other store formats totaled $1.0 million during the third quarter of 2020.

Same-store sales for the Party City brand (including North American retail e-commerce sales) increased by 8.3% during the third quarter of 2020, principally due to growth in everyday sales particularly in the balloon, birthday, and entertaining categories.

Our North American retail e-commerce sales, which include our Amazon marketplace sales, decreased by 28.7% compared to the third quarter of 2019 and, when adjusting for the impact of our “buy online, pick-up in store” program which includes our curbside pickup and delivery (such sales are included in our store sales), increased by 36.0%.

Excluding the impact of e-commerce, same-store sales increased by 4.5%.

Same-store sales percentages were not affected by foreign currency as such percentages are calculated in local currency.

Wholesale

Wholesale net sales during the third quarter of 2020 totaled $167.6 million and were $1.3 million, or 0.8%, lower than the third  quarter of 2019. Net sales to domestic party goods retailers and distributors (including our franchisee network) totaled $57.9 million and were $8.0 million, or 12.1% lower than during 2019 principally due to lower demand from independent third party customers partially offset by growth in Party City franchise stores and mass channel business. Net sales of metallic balloons to domestic distributors and retailers (including our franchisee network) totaled $21.5 million during the third quarter of 2020 and were $4.7 million, or 27.9%, higher than during the corresponding quarter of 2019 principally due to demand growth in domestic distributor and value channels. Our international sales (which include U.S. export sales and exclude U.S. import sales from foreign subsidiaries) totaled $88.2 million and were $2.0 million, or 2.3%, higher than in 2019. Foreign currency translation positively impacted sales by approximately $1.5 million.

Intercompany sales to our retail affiliates totaled $179.0 million during the third quarter of 2020 and were $35.5 million lower than during the corresponding quarter of 2019. Intercompany sales represented 51.7% of total wholesale sales during the third quarter of 2020 and were 16.5% lower than during the third quarter of 2019, principally due to a planned reduction in purchases as part of the initiative to reduce the overall product assortment as well as the impact of fewer Party City Corporate stores due to the sale of 65 Canadian Party City stores in October 2019 and the closure of 55 and 21 stores in conjunction with the 2019 and 2020 store optimization programs, respectively. The intercompany sales of our wholesale segment are eliminated against the intercompany purchases of our retail segment in the consolidated financial statements.

Royalties and franchise fees

Royalties and franchise fees for the third quarter of 2020 totaled $1.7 million and were $0.2 million lower than during the third quarter of 2019 primarily due to the acquisition of 2 franchise stores and closure of 6 franchise stores during the twelve months ended September 30, 2020.

Gross Profit

The following table sets forth the Company’s gross profit for the three months ended September 30, 2020 and 2019.

	Three Months Ended September 30,
	2020		2019
	Dollars in Thousands	Percentage of Net Sales	Dollars in Thousands	Percentage of Net Sales
Retail	$133,817	36.7%	$128,692	34.8%
Wholesale	42,313	25.3	36,240	21.5
Total Gross Profit	$176,130	33.1%	$164,932	30.6%

The gross profit margin on net sales at retail during the third quarter of 2020 was 36.7% or 190 basis points higher than during the corresponding quarter of 2019. The increase was primarily due to lower sales promotions, favorable share of shelf gains, and lower year over year markdowns in conjunction with the Company’s “store optimization program” (see “operating expenses” below for further discussion) partially offset by increased costs of freight and helium.  Our manufacturing share of shelf (i.e., the percentage of our retail product cost of sales manufactured by our wholesale segment) of  29.6% during the third quarter of 2020 was 4.2% higher as compared to the third quarter of 2019. Our wholesale share of shelf at our Party City stores and our North American retail e-commerce operations (i.e., the percentage of our retail product cost of sales supplied by our wholesale segment) was 81.1% during the quarter or 2.8% higher than during the third quarter of 2019.

The gross profit margin on net sales at wholesale during the third quarters of 2020 and 2019 was 25.3% and 21.5%, respectively. The increase was principally due to favorable product mix including increased sale of metallic balloons and favorable customer mix.

Operating expenses

Wholesale selling expenses were $12.0 million during the third quarter of 2020 and were $4.1 million lower than during the corresponding quarter of 2019, largely due to lower payroll costs as well as lower travel, marketing, merchant and commission expenses. Wholesale selling expenses were 7.1% and 9.5% of net wholesale sales during the third quarters of 2020 and 2019, respectively.

Retail operating expenses during the third quarter of 2020 were $97.1 million and were $14.5 million lower than the corresponding quarter of 2019. The decrease was primarily due to the divestiture of 65 Canada Retail stores in October 2019, lower advertising spend, and lower payroll and occupancy costs due to the closure of 55 and 21 stores in conjunction with the 2019 and 2020 store optimization programs, respectively.  These lower expenses were partially offset by higher costs associated with the acquisition of Livario and Webdots in November of 2019.  Retail operating expenses were 26.6% and 30.2% of retail sales during the third quarters of 2020 and 2019, respectively.

Franchise expenses during the third quarter of 2020 and 2019 were $2.8 million and $3.3 million, respectively.

General and administrative expenses during the third quarters of 2020 totaled $42.2 million and were $0.9 million, or 2.0%, lower than in the third quarter of 2019 principally due to lower travel expenses, employee payroll costs, and stock compensation (see Note 10 – Capital Stock, of Item 1, “Condensed Consolidated Financial Statements (Unaudited)” in this Quarterly Report on Form 10-Q), partially offset by higher bad debt, depreciation, and insurance expenses. General and administrative expenses as a percentage of total revenues were 7.9% and 8.0% during the third quarters of 2020 and 2019, respectively.

Art and development costs were $4.3 million and $5.9 million during the third quarters of 2020 and 2019, respectively.

Development stage expenses represent third quarter 2019 costs related to Kazzam which are zero in the third quarter of 2020 due to the acquisition of Ampology’s interest in Kazzam, LLC in an equity transaction in March of 2020. See Note 19 – Kazzam, LLC in Item 1 for further discussion.

During the three months ended March 31, 2020, the Company performed a comprehensive review of its store locations aimed at improving the overall productivity of such locations (“store optimization program”) and, after careful consideration and evaluation of the store locations, the Company made the decision in the first quarter of 2020 to accelerate the optimization of its store portfolio with the closure of approximately 21 stores in the third quarter of 2020. Closed stores were primarily located in close proximity to other Party City stores. An additional $3.1 million expense was recorded for the stores during the three months ended September 30, 2020. These closings should provide the Company with capital flexibility to expand into underserved markets. In addition, for the three months ended March 31, 2020 the Company estimated lease impairment for open stores where sales were affected due to the outbreak of, and local, state and federal governmental responses to, COVID-19.

Interest expense, net

Interest expense, net, totaled $13.4 million during the third quarter of 2020, compared to $29.4 million during the third quarter of 2019. The decrease in interest principally reflects forgiveness of interest as part of the debt refinancing in the third quarter of 2020. Refer to Note 16 – Current and Long-Term Obligations of Item 1, “Condensed Consolidated Financial Statements (Unaudited)” in this Quarterly Report on Form 10-Q for further discussion.

Other (income) expense, net

For the third quarters of 2020 and 2019, other (income) expense, net, totaled $(2.9) million and $2.0 million, respectively. The change is mostly due to termination of Punchbowl “put” and “call” options during 2019.

(Gain) on debt refinancing

As described in Note 16 – Current and Long-Term Obligations of Item 1, “Condensed Consolidated Financial Statements (Unaudited)” in this Quarterly Report on Form 10-Q, the Company recognized a gain of $273,149 on debt refinancing transactions.

Income tax benefit

The effective income tax rate for the three months ended September 30, 2020, (1.8)% is different from the statutory rate primarily due the excludable portion of the cancellation of debt income, state taxes, and a rate benefit related to the carryback of a net operating loss to years when the statutory income tax rate was 35.0%.

Nine Months Ended September 30, 2020  Compared To Nine Months Ended September 30, 2019

The following table sets forth the Company’s operating results and operating results as a percentage of total revenues for the nine months ended September 30, 2020 and 2019.

	Nine Months Ended September 30,
	2020		2019
	(Dollars in thousands)
Revenues:
Net sales	$1,198,160	99.6%	$1,611,149	99.6%
Royalties and franchise fees	4,349	0.4	6,089	0.4
Total revenues	1,202,509	100.0	1,617,238	100.0
Expenses:
Cost of sales	890,587	74.1	1,065,511	65.9
Wholesale selling expenses	37,115	3.1	50,929	3.1
Retail operating expenses	250,502	20.8	302,756	18.7
Franchise expenses	9,225	0.8	9,813	0.6
General and administrative expenses	162,118	13.5	126,497	7.8
Art and development costs	13,095	1.1	17,568	1.1
Development stage expenses	2,932	0.2	7,966	0.5
Gain on sale/leaseback transaction	—	0.0	(58,381)	(3.6)
Store impairment and restructuring charges	20,818	1.7	25,817	1.6
Goodwill and intangibles impairment	581,380	48.3	259,100	16
Total expenses	1,967,772	163.6	1,807,576	111.8
(Loss) from operations	(765,263)	(63.6)	(190,338)	(11.8)
Interest expense, net	63,954	5.3	88,857	5.5
Other expense, net	4,287	0.4	6,643	0.4
(Gain) on debt refinancing	(273,149)	(22.7)	—	0.0
(Loss) before income taxes	(560,355)	(46.6)	(285,838)	(17.7)
Income tax (benefit)	(128,293)	(10.7)	(21,809)	(1.3)
Net (loss)	(432,062)	(35.9)	(264,029)	(16.3)
Less: Net (loss) attributable to noncontrolling interests	(241)	—	(352)	—
Net (loss) attributable to common shareholders of Party City Holdco Inc.	$(431,821)	(35.9)%	$(263,677)	(16.3)%
Net (loss) per share attributable to common shareholders of Party City Holdco Inc.–Basic	$(4.41)		$(2.83)
Net (loss) per share attributable to common shareholders of Party City Holdco Inc.–Diluted	$(4.41)		$(2.83)

Revenues

Total revenues for the first nine months of 2020 were $1,202.5 million and were $414.7 million, or 25.6%, lower than the first nine months of 2019. The following table sets forth the Company’s total revenues for the nine months ended September 30, 2020 and 2019.

	Nine Months Ended September 30,
	2020		2019
	Dollars in Thousands	Percentage of Total Revenues	Dollars in Thousands	Percentage of Total Revenues
Net Sales:
Wholesale	$692,715	57.6%	$962,793	59.5%
Eliminations	(345,167)	(28.7)	(522,421)	(32.3)
Net wholesale	347,548	28.9	440,372	27.2
Retail	850,612	70.7	1,170,777	72.4
Total net sales	1,198,160	99.6	1,611,149	99.6
Royalties and franchise fees	4,349	0.4	6,089	0.4
Total revenues	$1,202,509	100.0%	$1,617,238	100.0%

Retail

Retail net sales during the first nine months of 2020 were $850.6 million and were $320.2 million, or 27.3%, lower than during the first nine months of 2019. Retail net sales at our North American Party City stores totaled $737.5 million and were $323.0 million, or 30.5% lower than in the first nine months of 2019 principally due to the temporary closure of all Party City stores in response to the COVID-19 pandemic starting on March 18, 2020 with all stores reopened by June 22, 2020.  Additional factors impacting the sales decline included the divestiture of 65 Canadian Party City stores in October 2019, and the closure of 55 and 21 Party City stores in conjunction with the 2019 and 2020 store optimization programs, respectively. These negative factors affecting sales were partially offset by the acquisition of two franchise stores and the opening of two new stores during the twelve months ended September 30, 2020. Global retail e-commerce sales totaled $110.5 million during the first nine months of 2020 and were $6.5 million, or 6.3% higher than the first nine months of 2019. Sales at the temporary Halloween City stores totaled $0.7 million and were $3.8 million lower than in the first nine months of 2019 due to opening 25 Halloween City stores in 2020 compared to 256 stores in 2019.  Sales at other store formats totaled $1.9 million during the first nine months of 2020.

Same-store sales for the Party City brand (including North American retail e-commerce sales) decreased by 21.8% during the first nine months of 2020, principally due to the impact of the temporary closure of all Party City stores in response to the COVID-19 pandemic.

Our North American retail e-commerce sales, which include our Amazon marketplace sales, decreased by 13.9% compared to the first nine months of 2019 and, when adjusting for the impact of our “buy online, pick-up in store” program which includes our curbside pickup and delivery launched on March 25, 2020 (such sales are included in our store sales), increased by 40.1%.

Excluding the impact of e-commerce, same-store sales decreased by 29.3%.

Same-store sales percentages were not affected by foreign currency as such percentages are calculated in local currency.

Wholesale

Wholesale net sales during the first nine months of 2020 totaled $347.5 million and were $92.9 million, or 21.1%, lower than the first nine months of 2019. Net sales to domestic party goods retailers and distributors (including our franchisee network) totaled $126.2 million and were $50.3 million, or 28.5%, lower than during 2019 principally due to lower distributor demand and closed franchise and independent party goods stores as a result of the COVID-19 pandemic. Net sales of metallic balloons to domestic distributors and retailers (including our franchisee network) totaled $51.1 million during the first nine months of 2020 and were $3.7 million, or 6.7%, lower than during the corresponding period of 2019 principally due to the negative impact of the COVID-19 pandemic earlier in the year partially offset by demand recovery in the domestic distributer and value channels later in the year. Our international sales (which include U.S. export sales and exclude U.S. import sales from foreign subsidiaries) totaled $170.3 million and were $38.8 million, or 18.6%, lower than in 2019. Foreign currency translation negatively impacted sales by approximately $0.7 million.

Intercompany sales to our retail affiliates totaled $345.2 million during the first nine months of 2020 and were $177.2 million lower than during the first nine months of 2019. Intercompany sales represented 49.8% of total wholesale sales during the first nine months of 2020 and were 33.9% lower than during the first nine months of 2019, principally reflecting the impact of the Party City store closures related to the COVID-19 pandemic. The intercompany sales of our wholesale segment are eliminated against the intercompany purchases of our retail segment in the consolidated financial statements.

Royalties and franchise fees

Royalties and franchise fees for the first nine months of 2020 totaled $4.3 million and were $1.8 million lower than during the first nine months of 2019 primarily due to lower sales as a result of store closures resulting from the COVID-19 pandemic.

Gross Profit

The following table sets forth the Company’s gross profit for the nine months ended September 30, 2020 and 2019.

	Nine Months Ended September 30,
	2020		2019
	Dollars in Thousands	Percentage of Net Sales	Dollars in Thousands	Percentage of Net Sales
Retail	$257,035	30.2%	$436,761	37.3%
Wholesale	50,538	14.5	108,877	24.7
Total Gross Profit	$307,573	25.7%	$545,638	33.9%

The gross profit margin on net sales at retail during the first nine months of 2020 was 30.2% or 710 basis points lower than during the corresponding nine months of 2019. The decrease was mainly due to sales deleverage from the temporary closure of all the Company’s retail stores in response to the COVID-19 pandemic starting on March 18, 2020 with all stores reopened by June 22, 2020.  In addition, the increased costs of freight and helium contributed to the margin decline. The declines in margin were partially offset by margin increases due to favorable share of shelf gains and lower year over year markdowns in conjunction with the Company’s “store optimization program” (see “operating expenses” below for further discussion). Our manufacturing share of shelf (i.e., the percentage of our retail product cost of sales manufactured by our wholesale segment) of 30.2% during the first nine months of 2020 was 350 bps higher as compared to the first nine months of 2019. Our wholesale share of shelf at our Party City stores and our North American retail e-commerce operations (i.e., the percentage of our retail product cost of sales supplied by our wholesale segment) was 81.4% during the first nine months of 2020 or 340 bps higher than during the first nine months of 2019.

The gross profit margin on net sales at wholesale during the first nine months of 2020 and 2019 was 14.5% and 24.7%, respectively. The decrease was principally due to the deleveraging of distribution and manufacturing costs from lower sales to closed franchise and independent party stores due to the COVID-19 pandemic as well as increased rent associated with the sale leaseback transaction.

Operating expenses

Wholesale selling expenses were $37.1 million during the first nine months of 2020 and were $13.8 million lower than during the corresponding nine months of 2019 principally due to lower payroll costs as well as lower travel, marketing, merchant and commission expenses. Wholesale selling expenses were 10.7% and 11.6% of net wholesale sales during the first nine months of 2020 and 2019, respectively.

Retail operating expenses during the first nine months of 2020 were $250.5 million and were $52.3 million lower than the corresponding nine months of 2019. The decrease was mainly due to the COVID-19 pandemic impact on costs including employee payroll from furloughs and lower advertising and credit card fees.  In addition, retail operating expenses were lower due to the sale of the 65 Canada Retail stores, and the closing of 55 US stores in conjunction with the store optimization program partially offset by higher costs associated with the acquisition of Livario and Webdots in November of 2019. Retail operating expenses were 29.4% and 25.9% of retail sales during the first nine months of 2020 and 2019, respectively.

Franchise expenses during the first nine months of 2020 and 2019 were $9.2 million and $9.8 million, respectively.

General and administrative expenses during the first nine months of 2020 totaled $162.1 million and were $35.6 million, or 28.2%, higher than in the first nine months of 2019 mainly due to higher professional fees, increased depreciation, stock compensation (see Note 10 – Capital Stock, of Item 1, “Condensed Consolidated Financial Statements (Unaudited)” in this Quarterly Report on Form 10-Q), higher bad debt expense, and new executive leadership compensation partially offset by lower employee payroll from furloughs associated with the COVID-19 pandemic and less travel. General and administrative expenses as a percentage of total revenues were 13.5% and 7.8% during the first nine months of 2020 and 2019, respectively.

Art and development costs were $13.1 million and $17.6 million during the first nine months of 2020 and 2019, respectively.

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

During the first nine months of 2020 and 2019, the Company performed a comprehensive review of its store locations aimed at improving the overall productivity of such locations (“store optimization program”) and, after careful consideration and evaluation of the store locations, the Company made the decision to accelerate the optimization of its store portfolio with the closure of approximately 21 and 55 stores in the first nine months of 2020 and 2019, respectively. Closed stores were primarily located in close proximity to other Party City stores. These closings should provide the Company with capital flexibility to expand into underserved markets. In addition, the Company estimated lease impairment for open stores where sales were affected due to the outbreak of, and local, state and federal governmental responses to, COVID-19.

Goodwill, intangibles and long-lived assets impairment charges for the nine months ended September 30, 2020 were $581.4 million. The non-cash pre-tax impairment charges were the result of a sustained decline in the Company’s market capitalization, significantly reduced customer demand for its products due to COVID-19 and reduced fair value of certain intangibles and long-lived assets. See Note 4 – Goodwill, Intangibles and Long-Lived Assets Impairment, of Item 1, “Condensed Consolidated Financial Statements (Unaudited)” in this Quarterly Report on Form 10-Q for further discussion.

Interest expense, net

Interest expense, net, totaled $64.0 million during the first nine months of 2020, compared to $88.9 million during the first nine months of 2019. The decrease in interest principally reflects lower debt following a debt refinancing in the third quarter of 2020. Refer to Note 16 – Current and Long-Term Obligations of Item 1, “Condensed Consolidated Financial Statements (Unaudited)” in this Quarterly Report on Form 10-Q for further discussion.

Other expense, net

For the first nine months of 2020 and 2019, other expense, net, totaled $4.3 million and $6.6 million, respectively. The change is primarily due the termination of Punchbowl “put” and “call” options in 2019.

(Gain) on debt refinancing

As described in Note 16 – Current and Long-Term Obligations of Item 1, “Condensed Consolidated Financial Statements (Unaudited)” in this Quarterly Report on Form 10-Q, the Company recognized a gain of $273,149 on debt refinancing transactions.

Income tax benefit

The effective income tax rate for the nine months ended September 30, 2020, 22.9%, is different from the statutory rate primarily due the non-deductible portions of the goodwill impairment charges noted above, the excludable portion of the cancellation of debt income, state taxes, and a rate benefit related to the carryback of a net operating loss to years when the statutory income tax rate was 35.0%.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(Dollars in thousands)
Net (loss) income	$239,665	$(281,745)	$(432,062)	$(264,029)
Interest expense, net	13,422	29,424	63,954	88,857
Income tax (benefit)	(4,164)	(27,252)	(128,293)	(21,809)
Depreciation and amortization	17,278	19,155	57,796	62,380
EBITDA	266,201	(260,418)	(438,605)	(134,601)
Non-cash purchase accounting adjustments	—	—	—	2,757
Store impairment and restructuring charges (a)	6,763	8,694	36,285	54,960
Other restructuring, retention and severance (b)	2,957	(73)	11,701	5,248
Goodwill, intangibles and long-lived assets impairment (c)	44,732	259,100	581,380	259,100
Deferred rent (d)	254	446	(2,618)	(1,042)
Closed store expense (e)	1,247	2,326	2,882	3,424
Foreign currency losses/(gains), net	(3,312)	646	955	486
Stock option expense – time – based (f)	111	409	671	1,150
Stock option expense – performance – based (n)	—	—	7,847	—
Restricted stock unit and restricted cash awards expense – performance-based	510	—	510	—
Non-employee equity-based compensation (g)	—	128	1,033	386
Undistributed income (loss) in equity method investments	(59)	7	356	(195)
Corporate development expenses (h)	581	4,588	6,193	11,782
Restricted stock units – time-based (i)	429	610	1,568	1,543
Restricted stock unit expense – performance-based (m)	—	560	—	1,036
Non-recurring legal settlements/costs	661	194	7,170	1,795
(Gain) on debt refinancing (p)	(273,149)	—	(273,149)	—
Gain on sale/leaseback transaction (o)	—	—	—	(58,381)
COVID - 19 (l)	679	—	71,059	—
Other	546	(75)	3,034	217
Adjusted EBITDA	$49,151	$17,142	$18,272	$149,665

35

		Three Months Ended September 30, 2020 EBITDA Adjustments
	September 30, 2020 GAAP Basis (as reported)	Goodwill, intangibles and long-lived assets impairment (c)	Store impairment and restructuring charges (a)	Gain on debt refinancing (p)	Corporate development expenses (h)	Legal	Stock Option Expense/Non- Employee Equity Compensation/ Restricted stock units – time-based (f)(g)(i)(n)	Deferred Rent (d)	Other restructuring, retention and severance (b)	Closed store expense (e)	COVID- 19 (l)	Foreign currency losses	Other	September 30, 2020 Non-GAAP basis
Revenues:
Net sales	$532,053													$532,053
Royalties and franchise fees	1,722													1,722
Total revenues	533,775													533,775
Cost of sales	355,923		(4,837)					(80)			(1,266)		(469)	349,271
Wholesale selling expenses	11,950													11,950
Retail operating expenses	97,100							(224)		(1,225)	(1,745)			93,906
Franchise expenses	2,795													2,795
General and administrative expenses	42,191				(370)	(661)	(1,050)	50	(2,957)	(22)	2,332			39,513
Art and development costs	4,257													4,257
Store impairment and restructuring charges	1,926		(1,926)											—
Goodwill, intangibles and long-lived assets impairment	44,732	(44,732)												—
Total expenses	560,874	(44,732)	(6,763)	—	(370)	(661)	(1,050)	(254)	(2,957)	(1,247)	(679)	—	(469)	501,692
(Loss) from operations	(27,099)													32,083
Interest expense, net	13,422													13,422
Other (income) expense, net	(2,873)				(211)							3,312	(18)	210
(Gain) on debt refinancing	(273,149)			273,149										—
Income (loss) before income taxes	235,501													18,451
Interest expense, net	13,422													13,422
Depreciation and amortization	17,278													17,278
EBITDA	266,201													49,151
Adjustments to EBITDA	(217,050)	(44,732)	(6,763)	273,149	(581)	(661)	(1,050)	(254)	(2,957)	(1,247)	(679)	3,312	(487)	—
Adjusted EBITDA	$49,151	$(44,732)	$(6,763)	$273,149	$(581)	$(661)	$(1,050)	$(254)	$(2,957)	$(1,247)	$(679)	$3,312	$(487)	$49,151

		Three Months Ended September 30, 2019 EBITDA Adjustments
	September 30, 2019 GAAP Basis (as reported)	Goodwill, intangibles and long-lived assets impairment (c)	Store impairment and restructuring charges (a)	Gain on sale/leaseback transaction (o)	Corporate development expenses (h)	Legal	Stock Option Expense/Non- Employee Equity Compensation/ Restricted stock units – time-based (f)(g)(i)(m)	Deferred Rent (d)	Other restructuring, retention and severance (b)	Closed store expense (e)	Foreign currency gains	Other	September 30, 2019 Non-GAAP basis
Revenues:
Net sales	$538,345												$538,345
Royalties and franchise fees	1,886												1,886
Total revenues	540,231												540,231
Cost of sales	373,413		(6,120)					(656)					366,637
Wholesale selling expenses	16,084												16,084
Retail operating expenses	111,595									(2,240)			109,355
Franchise expenses	3,274												3,274
General and administrative expenses	43,062					(194)	(1,707)	210	73	(86)			41,358
Art and development costs	5,927												5,927
Development stage expenses	2,728				(2,728)								—
Store impairment and restructuring charges	2,574		(2,574)										—
Goodwill, intangibles and long-lived assets impairment	259,100	(259,100)											—
Total expenses	817,757	(259,100)	(8,694)	—	(2,728)	(194)	(1,707)	(446)	73	(2,326)	—	—	542,635
Income from operations	(277,526)												(2,404)
Interest expense, net	29,424												29,424
Other expense, net	2,047				(1,860)						(646)	68	(391)
Income before income taxes	(308,997)												(31,437)
Interest expense, net	29,424												29,424
Depreciation and amortization	19,155												19,155
EBITDA	(260,418)												17,142
Adjustments to EBITDA	277,560	(259,100)	(8,694)	—	(4,588)	(194)	(1,707)	(446)	73	(2,326)	(646)	68	—
Adjusted EBITDA	$17,142	$(259,100)	$(8,694)	$—	$(4,588)	$(194)	$(1,707)	$(446)	$73	$(2,326)	$(646)	$68	$17,142

		Nine Months Ended September 30, 2020 EBITDA Adjustments
	September 30, 2020 GAAP Basis (as reported)	Goodwill, intangibles and long-lived assets impairment (c)	Store impairment and restructuring charges (a)	Gain on debt refinancing (p)	Corporate development expenses (h)	Legal	Stock Option Expense/Non- Employee Equity Compensation/ Restricted stock units (f)(g)(i)(n)	Deferred Rent (d)	Other restructuring, retention and severance (b)	Closed store expense (e)	COVID- 19 (l)	Foreign currency losses	Other	September 30, 2020 Non-GAAP basis
Revenues:
Net sales	$1,198,160													$1,198,160
Royalties and franchise fees	4,349													4,349
Total revenues	1,202,509													1,202,509
Cost of sales	890,587		(15,467)					(214)	(4,437)		(42,446)		(898)	827,125
Wholesale selling expenses	37,115				(1,840)						(623)			34,652
Retail operating expenses	250,502							2,685		(2,733)	(16,312)			234,142
Franchise expenses	9,225										(672)			8,553
General and administrative expenses	162,118				(570)	(7,170)	(10,596)	147	(7,264)	(149)	(11,006)			125,510
Art and development costs	13,095													13,095
Development stage expenses	2,932				(2,932)									—
(Gain) on sale/leaseback transaction	—													—
Store impairment and restructuring charges	20,818		(20,818)											—
Goodwill, intangibles and long-lived assets impairment	581,380	(581,380)												—
Total expense	1,967,772	(581,380)	(36,285)	—	(5,342)	(7,170)	(10,596)	2,618	(11,701)	(2,882)	(71,059)	—	(898)	1,243,077
(Loss) from operations	(765,263)													(40,568)
Interest expense, net	63,954													63,954
Other expense, net	4,287				(851)		(1,033)					(955)	(2,492)	(1,044)
(Gain) on debt refinancing	(273,149)			273,149										—
(Loss) before income taxes	(560,355)													(103,478)
Interest expense, net	63,954													63,954
Depreciation and amortization	57,796													57,796
EBITDA	(438,605)													18,272
Adjustments to EBITDA	456,877	(581,380)	(36,285)	273,149	(6,193)	(7,170)	(11,629)	2,618	(11,701)	(2,882)	(71,059)	(955)	(3,390)	—
Adjusted EBITDA	$18,272	$(581,380)	$(36,285)	$273,149	$(6,193)	$(7,170)	$(11,629)	$2,618	$(11,701)	$(2,882)	$(71,059)	$(955)	$(3,390)	$18,272

		Nine Months Ended September 30, 2019 EBITDA Adjustments
	September 30, 2019 GAAP Basis (as reported)	Goodwill, intangibles and long-lived assets impairment (c)	Store impairment and restructuring charges (a)	Gain on sale/leaseback transaction (o)	Corporate development expenses (h)	Legal	Stock Option Expense/Non- Employee Equity Compensation/ Restricted stock units (f)(g)(i)(m)	Deferred Rent (d)	Other restructuring, retention and severance (b)	Closed store expense (e)	Non-Cash Purchase Accounting Adjustments	Foreign currency gains	Other	September 30, 2019 Non-GAAP basis
Revenues:
Net sales	$1,611,149													$1,611,149
Royalties and franchise fees	6,089													6,089
Total revenues	1,617,238													1,617,238
Cost of sales	1,065,511		(29,143)					831						1,037,199
Wholesale selling expenses	50,929													50,929
Retail operating expenses	302,756								(31)	(3,111)				299,614
Franchise expenses	9,813													9,813
General and administrative expenses	126,497					(1,795)	(4,115)	211	(5,217)	(313)				115,268
Art and development costs	17,568													17,568
Development stage expenses	7,966				(7,965)									1
Gain on sale/leaseback transaction	(58,381)			58,381										—
Store impairment and restructuring charges	25,817		(25,817)											—
Goodwill, intangibles and long-lived assets impairment	259,100	(259,100)												—
Total expenses	1,807,576	(259,100)	(54,960)	58,381	(7,965)	(1,795)	(4,115)	1,042	(5,248)	(3,424)	—	—	—	1,530,392
Income from operations	(190,338)													86,846
Interest expense, net	88,857													88,857
Other expense, net	6,643				(3,817)						(2,757)	(486)	(22)	(439)
(Loss) before income taxes	(285,838)													(1,572)
Interest expense, net	88,857													88,857
Depreciation and amortization	62,380													62,380
EBITDA	(134,601)													149,665
Adjustments to EBITDA	284,266	(259,100)	(54,960)	58,381	(11,782)	(1,795)	(4,115)	1,042	(5,248)	(3,424)	(2,757)	(486)	(22)	—
Adjusted EBITDA	$149,665	$(259,100)	$(54,960)	$58,381	$(11,782)	$(1,795)	$(4,115)	$1,042	$(5,248)	$(3,424)	$(2,757)	$(486)	$(22)	$149,665

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(Dollars in thousands, except per share amounts)
Income (loss) before income taxes	$235,501	$(308,997)	$(560,355)	$(285,838)
Intangible asset amortization	2,899	3,553	8,444	10,528
Non-cash purchase accounting adjustments	—	424	—	4,200
Amortization of deferred financing costs and original issuance discounts (j)	875	1,222	3,276	3,511
Store impairment and restructuring charges (a)	1,321	8,694	29,475	54,960
Other restructuring charges (b)	2,622	(263)	10,139	2,822
Goodwill, intangibles and long-lived assets impairment (c)	44,732	259,100	581,380	259,100
Non-employee equity-based compensation (g)	—	128	1,033	386
Refinancing charges (j)	—	—	—	36
Non-recurring legal settlements/costs	605	—	7,026	—
Stock option expense – time – based (f)	110	409	671	1,150
Stock option expense – performance – based (n)	—	—	7,847	—
Gain on sale/leaseback transaction (o)	—	—	—	(58,381)
(Gain) on debt refinancing (p)	(273,149)	—	(273,149)	—
Restricted stock unit expense – performance-based (m)	—	560	—	1,036
COVID - 19 (l)	733	—	71,113	—
Adjusted income (loss) before income taxes	16,249	(35,170)	(113,100)	(6,490)
Adjusted income tax (benefit) expense (k)	5,234	(9,459)	(36,416)	(2,117)
Adjusted net (loss) income	$11,015	$(25,711)	$(76,684)	$(4,373)
Adjusted net (loss) income per common share – diluted	$0.10	$(0.28)	$(0.78)	$(0.05)
Weighted-average number of common shares-diluted	106,875,631	93,346,448	97,872,174	93,271,392

(a)

During the three and nine months ended September 30, 2019, the Company initiated a store optimization program under which it identified 55 stores for closure, out of which 35 stores were closed in 2019 and 20 stores were closed in January 2020. In addition, 21 stores identified for closure in the first quarter of 2020 were closed in the third quarter. In conjunction with the program, during the nine months ended September 30, 2020, the Company recorded the following charges: inventory reserves: $12,880, operating lease asset impairment: $14,530 (including $6,051 related primarily to its active stores that were closed in earlier in 2020 due to COVID-19), plant and equipment impairment: $2,065 and labor and other costs related to closing the stores: $4,223. During the first nine months ended September 30, 2019, the Company recorded the following charges related to the store optimization program: inventory reserves: $21,285, operating lease asset impairment: $14,149, property, plant and equipment impairment: $4,680, labor and other costs relates to closing stores: $6,327 and severance: $661. See Note 3 – Store Impairment and Restructuring Charges in Item 1 for further discussion. Additionally, during the process of liquidating the inventory in such stores, the Company lost margin of $5,230.

(b)

Amounts expensed during the first nine months of 2020 principally relate to severance due to organizational changes. Amounts expensed during 2019 principally relate to executive severance and the write-off of inventory for a section of the Company’s Party City stores that were restructured.

(c)

As a result of a sustained decline in market capitalization and reduced fair value of certain intangibles and long-lived assets, the Company recognized non-cash pre-tax goodwill and intangibles impairment charges for the nine months ended September 30, 2020 totaling $581.4 million.

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
(n)

Represents non-cash charges related to stock options that vest based on performance conditions. For the three and nine months ended September 30, 2020, this includes a one-time compensation expense of $7,847 that resulted from THL not achieving specified investment returns. See Note 10, Capital Stock of Item 1, “Condensed Consolidated Financial Statements (Unaudited)” in this Quarterly Report on Form 10-Q.

(o)

During June 2019, the Company reported a $58,381 gain from the sale and leaseback of its main distribution center in Chester, New York and its metallic balloons manufacturing facility in Eden Prairie, Minnesota. The aggregate sale price for the three properties was $128,000. Simultaneous with the sale, the Company entered into twenty-year leases for each of the facilities.

(p)

As described in Note 16 – Current and Long-Term Obligations of Item 1, “Condensed Consolidated Financial Statements (Unaudited)” in this Quarterly Report on Form 10-Q, the Company recognized a gain of $273,149 on debt refinancing transactions.

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

Per Note 16, Current and Long-Term Obligations of Item 1, “Condensed Consolidated Financial Statements (Unaudited)” in this Quarterly Report on Form 10-Q, as of September 30, 2020, the Company’s indebtedness principally consisted of: (i) a senior secured term loan facility (“Term Loan Credit Agreement”), (ii) 6.125% Senior Notes (the “2023 Notes”), (iii) 6.625% Senior Notes, (iv) First Lien Party City Notes (as defined below), (v) First Lien Anagram Notes (as defined below), and (vi) Second Lien Anagram Notes (as defined below). Additionally, the Company had an asset-based revolving credit facility (“ABL Facility”) that it draws down on as necessary.

Prior to April 2019, the Company had a $540,000 asset-based revolving credit facility (with a seasonal increase to $640,000 during a certain period of each calendar year) (the “ABL Facility”), which matures during August 2023 (subject to a springing maturity at an earlier date if the maturity date of certain of the Company’s other debt has not been extended or refinanced). It provides for (a) revolving loans, subject to a borrowing base, and (b) letters of credit, in an aggregate face amount at any time outstanding not to exceed $50,000. During April 2019, the Company amended the ABL Facility. Such amendment removed the seasonal component and made the ABL Facility a $640,000 facility with no seasonal modification component. In connection with the refinancing transactions as follows, PCHI (1) reduced the ABL revolving commitments and prepaid the outstanding ABL revolving loans, in each case, in an aggregate principal amount equal to $44,000 in accordance with the ABL Facility credit agreement, and (2) designated Anagram Holdings and each of its subsidiaries as an unrestricted subsidiary under the ABL Facility and the Term Loan Credit Agreement.

In the first nine months of 2020 the Company drew down $269.8 million under the ABL Facility. At September 30, 2020, $100.1 million was invested in US Treasury funds with maturities of less than three months. The Company had approximately $ 178.5 million of availability under the ABL Facility as of September 30, 2020.

On July 30, 2020 (the “Settlement Date”), the Company and certain of its direct or indirect subsidiaries, including PCHI, Anagram Holdings, LLC, a Delaware limited liability company and wholly owned direct subsidiary of PCHI (“Anagram Holdings”), and Anagram International, Inc., a Minnesota corporation and wholly owned direct subsidiary of Anagram Holdings, completed certain refinancing transactions, including, among other things: (i) the exchange of $327,076 of 6.125% Senior Notes due 2023 (the “2023 Notes”) and $392,746 of 6.625% Senior Notes due 2026 (the “2026 Notes” and, together with the 2023 Notes, the “Existing Notes”) issued by PCHI, in each case tendered in the Company’s offers to exchange pursuant to the terms described in a confidential offering memorandum, for (A) $156,669 of Senior Secured First Lien Floating Rate Notes due 2025 (the “First Lien Party City Notes”) issued by PCHI; (B) $84,687 of 10.00% PIK/Cash Senior Secured Second Lien Notes due 2026 (the “Second Lien Anagram Notes”) issued by Anagram Holdings and Anagram International (together, the “Anagram Issuers”); and (C) 15,942,551 shares of the Company’s common stock, $0.01 par value per share (the “Common Stock”); (ii) the issuance of $110,000 in the aggregate of 15.00% PIK/Cash Senior Secured First Lien Notes due 2025 (the “First Lien Anagram Notes”) by the Anagram Issuers and an additional $5,000 of First Lien Party City Notes in connection with a rights offering and a private placement, as applicable; and (iii) the solicitations of certain consents with respect to the indentures governing Existing Notes.

The First Lien Party City Notes were issued pursuant to an indenture, dated as of the Settlement Date, among PCHI, as issuer, certain guarantors party thereto (the “Party City Guarantors”) and Ankura Trust Company, LLC (“Ankura”), as trustee and collateral trustee. The First Lien Party City Notes were issued in an aggregate amount of $161,669 and will mature on July 15, 2025. Interest on the First Lien Party City Notes accrues from the Settlement Date at a floating rate equal to the 6-month London Inter-Bank Offered Rate plus 500 basis points (with a floor of 75 basis points) per annum, payable semi-annually in arrears on January 15 and July 15 of each year, commencing January 15, 2021. The First Lien Party City Notes are senior secured obligations of PCHI and the Party City Guarantors. The First Lien Party City Notes are pari passu in right of payment with all of PCHI’ other senior indebtedness, including the existing senior secured term loan facility and the ABL Facility, and are structurally subordinated to the First Lien Anagram Notes and the Second Lien Anagram Notes, to the extent of the value of the Anagram Collateral (as defined below). The First Lien Party City Notes are secured by a first priority lien on collateral that includes liens on substantially all assets (other than certain accounts, inventory, deposit accounts, securities accounts, related assets and general intangibles) of the Party City Guarantors, in each case subject to certain exceptions and permitted liens.

The First Lien Anagram Notes were issued pursuant to an indenture, dated as of the Settlement Date, among Anagram Holdings, as issuer, Anagram International, as co-issuer, certain guarantors party thereto (the “Anagram Guarantors”) and Ankura, as trustee and collateral trustee. The First Lien Anagram Notes were issued in an aggregate amount of $110,000 and will mature on August 15, 2025. Interest on the First Lien Anagram Notes accrues from the Settlement Date at (i) a rate of 10.00% per annum, payable in cash; and (ii) a rate of 5.00% per annum payable by increasing the principal amount of the outstanding First Lien Anagram Notes or issuing additional First Lien Anagram Notes, as the case may be, in each case payable semi-annually in arrears on February 15 and August 15 of each year, commencing February 15, 2021. The First Lien Anagram Notes are senior secured obligations of the Anagram Issuers and are pari passu in right of payment with all of the Anagram Issuers’ other senior indebtedness. The First Lien Anagram Notes are secured by a first priority lien on collateral that consists of substantially all assets and properties of the Anagram Issuers and the Anagram Guarantors, subject to certain exceptions and permitted liens (the “Anagram Collateral”). Such security interests are senior in priority to the security interests in such assets that secure the Second Lien Anagram Notes.

The Second Lien Anagram Notes were issued pursuant to an indenture, dated as of the Settlement Date, among Anagram Holdings, as issuer, Anagram International, as co-issuer, the Anagram Guarantors and Ankura, as trustee and collateral trustee. The Second Lien Anagram Notes were issued in an aggregate amount of $84,687 and will mature on August 15, 2026. Interest on the Second Lien Anagram Notes accrues from the Settlement Date at (i) a rate of 5.00% per annum, payable, at the Anagram Issuers’ option, entirely in cash or entirely by increasing the principal amount of the outstanding Second Lien Anagram Notes or issuing additional Second Lien Anagram Notes, as the case may be; and (ii) a rate of 5.00% per annum payable by increasing the principal amount of the outstanding Second Lien Anagram Notes or issuing additional Second Lien Anagram Notes, as the case may be, in each case payable semi-annually in arrears on February 15 and August 15 of each year, commencing February 15, 2021; provided, however, that on August 15, 2025, interest will be required to be paid by increasing the principal amount of the Second Lien Anagram Notes or issuing the principal amount of the Second Lien Anagram Notes or issuing additional Second Lien Anagram Notes. On February 15, 2026, the Anagram Issuers will prepay in cash a portion of the Second Lien Anagram Notes then outstanding in an amount necessary such that the Second Lien Anagram Notes are not treated as “applicable high yield discount obligations” within the meaning of Section 163(i) of the Internal Revenue Code of 1986, as amended. The Second Lien Anagram Notes are senior secured obligations of the Anagram Issuers and are pari passu in right of payment with all of the Anagram Issuers’ other senior indebtedness. The Second Lien Anagram Notes are secured by a second priority lien on the Anagram Collateral. Such security interests are junior to the security interests in such assets that secure the First Lien Anagram Notes.

The Company evaluated the refinancing transaction in accordance with ASC 470-60 Troubled Debt Restructuring. The exchange of the 2023 Notes and 2026 Notes for the First Lien Party City Notes, Second Lien Anagram Notes, and shares of  Common Stock, as well as the purchase by the participants in the exchange of First Lien Anagram Notes represents a troubled debt restructuring (“TDR”). As the future undiscounted cash flows of the restructured debt were less than the net carrying value of the Existing Notes (including accrued interest and unamortized discount) adjusted for Common Stock issued to the participants in the exchange and such participants’ purchase of the First Lien Anagram Notes, the Company recognized a gain of $273,149 which reflects $18,902 of third-party fees incurred and, $27,007 of Common Stock issued in the exchange.  The Company received $39,544 of cash from the participants in the exchange related to $44,500 of principal amount of First Lien Anagram Notes with an undiscounted value of $82,160. Interest expense is not currently recognized for this portion of the restructured debt.

Another portion of the restructured debt related to one holder of Existing Notes not result in gain recognition as the undiscounted cash flows of the restructured debt was higher than the carrying value of the existing debt.  The carrying amount of this portion of the restructured debt is $32,328 and the interest expense will be recognized prospectively at a 3.5% effective interest rate.  Amounts attributed to purchasers of the First Lien Anagram Notes who were not participants in the exchange (principal balance of $50,500) are recognized at consideration received less allocated transaction costs (netting to $45,678) and the effective interest method will be used to recognize interest expense prospectively.

Cash Flow

Net cash used in operating activities totaled $56.8 million and $182.3 million during the nine months ended September 30, 2020 and 2019, respectively. The variance principally reflects decrease in accounts receivable due to decreased sales as well as reduced payments from lower inventory levels partially offset by increase in prepaid expenses and other current assets. Changes in operating assets and liabilities during the first nine months of 2020 resulted in cash provided of $16.2 million and during the first nine months of 2019 resulted in the cash used of $159.1 million.

Net cash used in investing activities totaled $32.4 million during the nine months ended September 30, 2020, as compared to $58.6 million provided by investing activities during the nine months ended September 30, 2019. Capital expenditures during the nine months ended September 30, 2020 and 2019 were $32.1 million and $45.8 million, respectively. Retail capital expenditures totaled $17.7 million during 2020. Wholesale capital expenditures during 2020 totaled $14.4 million.

Net cash provided by financing activities was $227.4 million during the nine months ended September 30, 2020  and $97.8 million during the nine months ended September 30, 2019. The variance was principally due to a $100.5 million of proceeds from the debt refinancing. For more information refer to Note 16, Current and Long-Term Obligations of Item 1, “Condensed Consolidated Financial Statements (Unaudited)” in this Quarterly Report on Form 10-Q, as of September 30, 2020.

As of September 30, 2020, the Company had approximately $178.5 million of availability under the ABL Facility.

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

Goodwill and other intangibles that have indefinite lives are reviewed for potential impairment on an annual basis or more frequently if circumstances indicate a possible impairment. For purposes of testing for impairment, reporting units are determined by identifying individual operating segments within our organization which constitute a business for which discrete financial information is available and is reviewed by management. Components within a segment are aggregated to the extent that they have similar economic characteristics. Based on this evaluation, we have determined that our operating segments, wholesale and retail, represent our reporting units for the purposes of our goodwill impairment test.

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

During the first and thirds quarter of 2020, the Company identified impairment indicators associated with its market capitalization and significantly reduced customer demand for its products due to COVID-19. As a result, the Company performed interim impairment tests on the goodwill at its retail and wholesale reporting units. As a result, the Company recorded a $581.4 million goodwill, intangibles and long-lived assets impairment charge. See Note 4 – Goodwill, Intangibles and Long-Lived Assets Impairment, of Item 1, “Condensed Consolidated Financial Statements (Unaudited)” in this Quarterly Report on Form 10-Q for further discussion. Should actual results differ from certain key assumptions used in the interim impairment test, including revenue and EBITDA growth, which are both impacted by economic conditions, or should other key assumptions change, including discount rates and market multiples, in subsequent periods the Company could record additional impairment charges for the goodwill of such reporting units.

Contractual Obligations

Other than as described above under “Liquidity”, there were no material changes to our future minimum contractual obligations as of December 31, 2019 as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Off Balance Sheet Arrangements

We had no off-balance sheet arrangements during the three months ended September 30, 2020 and the year ended December 31, 2019.

Seasonality

Wholesale Operations

Despite a concentration of holidays in the fourth quarter of the year, as a result of our expansive product lines, customer base and increased promotional activities, the impact of seasonality on the quarterly results of our wholesale operations has been limited. However, due to Halloween, the inventory balances of our wholesale operations are slightly higher during the second and third quarters. Additionally, Halloween products sold to retailers and other distributors result in slightly higher accounts receivable balances during the quarter.

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

Item 4. Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Act”)) as of September 30, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is: (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the three and nine months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

Information in response to this Item is incorporated herein by reference from Note 12 – Commitments and Contingencies, to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

"Item 1A, Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities Exchange Commission on March 12, 2020, includes a discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors disclosed in our Annual Report on Form 10-K. The effects of the events and circumstances described in the following risk factor may have the additional effect of heightening many of the risks noted in our Annual Report on Form 10-K. Otherwise, except as presented below, there have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities Exchange Commission on March 12, 2020.

Our business, operations, financial condition and liquidity have been and may continue to be materially and adversely affected by the outbreak of COVID-19, a novel coronavirus.

In March 2020, the World Health Organization declared COVID-19 a global pandemic, and governmental authorities around the world have implemented measures to reduce the spread of the virus. The global spread of COVID-19 and the measures to contain it have negatively impacted the global economy, disrupted global supply chains, and created significant volatility and disruption in financial markets. Quarantines, stay-at-home orders and related measures have significantly reduced consumer spending as well as customer demand for our products. In addition, although all of our stores have reopened, these restrictions and other dislocations caused by the outbreak have disrupted our planning, branding and administrative functions, as well as that of our suppliers, transporters and customers. As a result, our business, operations, financial condition and liquidity have been and may continue to be materially and adversely affected. Further, the disruption to the global economy and to our business, along with the decline in our stock price, may negatively impact the carrying value of certain assets, including inventories, accounts receivables, intangibles, and goodwill. The full extent to which COVID-19 and the measures to contain it will impact our business, operations financial condition and liquidity will depend on the severity and duration of the COVID-19 outbreak and other future developments related to the response to the virus all of which are highly uncertain. As a result, we cannot predict the ultimate impact of COVID-19 on the Company and its operational and financial performance.

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

Date: November 9, 2020