Form 10-K
period 2020-12-31
Party City Holdco Inc.
filed 2021-03-12
CIK 1592058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of common stock held by non-affiliates as of June 30, 2020 was $140,692,691. As of February 26, 2021, there were 110,733,170 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2021 annual meeting of stockholders, to be held on June 10, 2021, are incorporated by reference in Part III.

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

We are the leading party goods company by revenue in North America and, we believe, the largest vertically integrated supplier of decorated party goods globally by revenue. The Company is a popular one-stop shopping destination for party supplies, balloons, and costumes. In addition to being a great retail brand, the Company is a global, world-class organization that combines state-of-the-art manufacturing and sourcing operations, and sophisticated wholesale operations complemented by a multi-channel retailing strategy and e-commerce retail operations. The Company is a leading player in its category and vertically integrated in its breadth and depth. The Company designs, manufactures, sources and distributes party goods, including paper and plastic tableware, metallic and latex balloons, Halloween and other costumes, accessories, novelties, gifts and stationery throughout the world. The Company’s retail operations include 831 specialty retail party supply stores (including franchise stores) throughout the United States and Mexico operating under the names Party City and Halloween City, and e-commerce websites, including through the domain name PartyCity.com.

In addition to our retail operations, we are also one of the largest global designers, manufacturers and distributors of decorated consumer party products, with items found in retail outlets worldwide, including independent party supply stores, mass merchants, grocery retailers, e-commerce merchandisers and dollar stores. Our products are available or licensed in over 100 countries with the United Kingdom (“U.K.”), Canada, Germany, Mexico and Australia among the largest end markets for our products outside of the United States.

Industry Overview

We operate in the broadly defined retail party goods industry and Halloween market. The party goods industry includes decorative paper and plastic tableware, costumes, decorations, accessories and balloons, all of which are supported by a range of suppliers from commodity paper goods producers to party goods manufacturers. The retail landscape for decorated party goods is comprised primarily of party superstores, mass merchants, e-commerce merchandisers, craft stores, grocery retailers, and dollar stores. Sales of party goods are fueled by everyday events such as birthdays, baby showers, weddings and anniversaries, as well as seasonal events such as holidays and other special occasions.

Segments

We have two reporting segments: Retail and Wholesale. In 2020, we generated 74.5% of our total revenues from our retail segment and 25.5% of our total revenues from our wholesale segment.

Our retail operations generate revenue primarily through the sale of our party supplies, which are sold under the Amscan and Anagram brand names, through our Party City stores, Halloween City stores and PartyCity.com.

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

Product Lines

Our product line spans a wide variety of ways to celebrate everyday events including from birthdays to theme parties to sporting events. Additionally, we offer seasonal products throughout the year to decorate and dress up for holidays such as Halloween, New Year’s Eve and Mardi Gras. Our product offering is designed to provide everything needed to throw an amazing event and capture life’s special moments including a wide range of décor, tabletop, balloons and wearable product formats.

Category	Items
Tableware	Plastic Plates, Paper Plates, Plastic Cups, Paper Cups, Paper Napkins, Plastic Cutlery, Table Covers
Costumes & Accessories	Costumes, Other Wearables, Wigs
Decorations	Latex Balloons, Piñatas, Crepes, Flags & Banners, Decorative Tissues, Stickers and Confetti, Scene Setters, Garland, Centerpieces
Metallic Balloons	Bouquets, Standard 18 Inch Sing-A-Tune, SuperShapes, Weights
Favors, Stationery & Other	Party Favors, Gift Bags, Gift Wrap, Invitations, Bows, Stationery

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

The following table shows the change in our company-owned Party City store network over the past three years:

	2020	2019	2018
Stores open at beginning of year	777	866	803
Stores opened	5	5	15
Stores acquired from franchisees/others	6	6	58
Stores closed and sold	(42)	(100)	(10)
Stores open at end of year	746	777	866

The following table shows the change in our franchise-owned store network over the past three years:

	2020	2019	2018
Stores open at beginning of year	98	96	148
Stores opened/acquired by existing franchisees	—	2	1
Stores sold to the Company	(6)	—	(50)
Stores closed or converted to independent stores	(7)	—	(3)
Stores open at end of year	85	98	96

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

Wholesale Operations

Overview

We currently offer over 400 party goods ensembles, which range from approximately five to 50 design-coordinated items spanning tableware, accessories, novelties, balloons and decorations. The breadth of these ensembles enables our retail stores and third – party retailers to promote additional sales of related products for every occasion. To enhance our customers’ celebrations of life’s important events, we market party goods ensembles for a wide variety of occasions, including seasonal and religious holidays, special events and themed celebrations. Our Amscan and Anagram branded products are offered in retail outlets worldwide, ranging from party goods superstores (including our franchise stores), other party goods retailers, mass merchants, independent card and gift stores, dollar stores and e-commerce merchandisers. We have long-term relationships with many of our wholesale customers.

The table below shows the breakdown of our total wholesale sales by channel for the year ended December 31, 2020:

Channel	Sales
(dollars in millions)
Owned stores and e-commerce	$472
Party City franchised stores and other domestic retailers	174
Domestic balloon distributors/retailers	73
International balloon distributors	20
Other international	201
Total wholesale sales	$940

Wholesale Manufactured Products

We manufacture items representing approximately 43% of our net sales at wholesale (including sales to our retail operations). Generally, our manufacturing facilities are highly automated and produce paper and plastic plates and cups, paper napkins, metallic and latex balloons, injection molded product, costumes, pinatas and other party and novelty items at globally competitive costs. State-of-the-art printing, forming, folding and packaging equipment support most of these manufacturing operations. Given our size and sales volume, we are generally able to operate our manufacturing equipment on the basis of at least two shifts per day, thus lowering production costs per unit. In select cases, we use available capacity to manufacture products for third parties, which allows us to maintain a satisfactory level of equipment utilization.

The company’s facilities and the products produced at each location is listed in Item 2. “Properties” in this Annual Report on Form 10-K.

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

Wholesale Distribution and Systems

We ship our products directly to retailers and distributors throughout the world from our distribution facilities, as well as directly from our domestic and international factories. Our electronic order entry and information systems allow us to manage our inventory.

Our main distribution facility for domestic party customers is located in Chester, New York, with nearly 900,000 square feet under one roof. This state-of-the-art facility serves as the main point of distribution for our Amscan-branded products and utilizes a paperless, pick-by-light system, a Goods-To-Person (OSR) picking system, offering superior inventory management and turnaround times as short as 48 hours. Refer to Item 2. “Properties” in this Annual Report on Form 10-K for additional information on other distribution centers that support our US and international customers.

Wholesale Customers

We have a diverse third-party customer base at wholesale. During 2020, no individual third-party customer accounted for more than 10% of our total third-party sales at wholesale.

Competitive Strengths

We believe we are well positioned to continue to attract customers who celebrate life’s memorable events as a result of the following competitive strengths:

•Category defining multi-channel retailer. We believe we are the premier decorated party supplies retailer, providing a one-stop fun and engaging shopping experience with a broad and deep selection of products offered at a compelling value seamlessly through our retail stores and our e-commerce platform. We keep our assortment current by frequently introducing new products, and we organize our stores by events and themes to make it easy to shop while consistently presenting customers with additional product ideas that will enhance their events and our sales. With our extensive product selection, convenient locations, consistently high in-stock positions and compelling value proposition, we believe customers associate Party City with successful celebrations, and, as a result, our physical and online stores will continue to be seen as the favored destination for party supplies and innovative ideas.

•Leading market position. Based on our revenues, we are the largest retailer of decorated party supplies in the U.S. and Canada, and we believe we are the only party supply retailer with a national store footprint. In addition to our leading retail presence, we believe that our integrated wholesale business is the largest global designer, manufacturer and distributor of decorated consumer party products, by revenue, with over 45,000 SKUs found in retail outlets worldwide. Through our category-leading brands, Party City and Amscan, we offer what we believe is the broadest selection of continuously updated and innovative merchandise at a compelling value. We believe that our scale, brand recognition and value proposition underscore our credibility as the destination of choice for party supplies in any channel.

•Unique vertically integrated operating model. We manufacture, source and distribute decorated consumer party products, acting as a one-stop shop for both retail and wholesale customers. Our vertically integrated model provides us with a number of advantages, including the ability to (i) enhance our profitability as we realize the full manufacturing-to-retail margin on a significant portion of our retail sales, (ii) leverage a global sourcing network to reinforce our position as a low-cost provider of quality party supplies and (iii) effectively respond to changes in consumer trends through our in-house design and innovation team.

•Broad and innovative product offering. We offer a broad and deep product assortment with an average of 25,000 SKUs offered at any one time in our Party City superstores, supported by the approximately 40,000 SKUs offered online. Our extensive selection offers customers a single source for all of their party needs. Our in-house design team introduces approximately 6,000 products annually, driving innovation in our licensed and unlicensed product offering and supporting increased sales across our channels.

•Highly efficient global sourcing and distribution capabilities. Over the past 70 years, we have developed a global network of owned and third-party manufacturers that we believe optimizes speed to market, quality and cost. We also have warehousing and distribution facilities throughout North America and have opened sourcing, quality control and testing offices throughout Asia, with offices located in China, Vietnam, India, Indonesia and Hong Kong. Our global sourcing and distribution capabilities offer our customers best-in-class service levels, rapid fulfillment and competitive prices, and have capacity for continued growth with our business.

•World-Class Management Team with a Proven Track Record. Our senior management team averages 20 years of industry experience and possesses a unique combination of management skills and experience in the party goods sector. Our team has successfully grown our sales and profits during various economic cycles and through several business transformations. Additionally, our team has a strong track record of successful acquisitions and integrations, which continue to be an important part of our overall strategy.

Growth Strategy

The Company continues to advance its strategic initiatives that underpin efforts to grow our business and expand on our purpose of creating joy by making it easy to create unforgettable memories.

•Develop a more relevant in-store experience. We continue to make progress on our next generation store prototype, as we test changes to provide a better shopping experience for our customers. We found that our traditional store formats could be overwhelming to some customers and time-consuming to navigate, which provides a natural opportunity for us to simplify the shopping experience. The material changes to our stores include a new shop-in-shop store layout with improved product adjacencies, edited and more curated product assortments, reduced inventory, as well as new services and experiences. A new balloon shop and customer engagement center are now the focal point of the store and add significant theater to the entire experience. Balloon sales growth in our next-gen stores are significantly higher than the trend in the balance of the chain. Customers have also told us that they appreciate the decluttering of the stores due to the lower sightlines and the more curated assortment.

•Win in balloons. For manufacturing and wholesale, all the way through to Party City retail, balloons are a focal point of our growth strategy. With the recent helium shortage behind us, we began 2020 focusing on balloons as a key driver of our differentiated brand experience. As the leader in the global balloon business with an unmatched breadth of balloon assortment, we continue to bring innovation in products, do-it-yourself options and how-to guidelines, along with greater access points to balloons through new digital engagement and additional fulfillment options through curbside pickup and delivery. Buying balloons online with the ability to pick them up in store, at curbside or have them delivered the same day is increasing balloon demand. As part of our balloon business, Anagram designs, manufactures and markets foil balloons and inflated décor. See “—Anagram.” Winning in the balloon category remains a top strategic priority across our enterprise growth initiatives and business disciplines.

•Address price value perception in key categories. Customer behavior and insights have told us we were overpriced on some key value indicator items across our assortment. To address this and sharpen our price value perception, since fall of 2019, we have reduced prices on approximately 30% of our total active SKU count. The customer has noticed and has responded favorably with their feedback and the unit sales volume increases we intended. As projected, these reductions in price across product categories have driven increased enterprise margin dollars and increased retail margin rate when coupled with the reduction of previously ineffective promotional offers. We continue to monitor and react to price-related customer insights and price elasticity data on a regular basis. Rebuilding trust with the customer on price is critical to our broad efforts to gain relevancy with consumers, and we are pleased with our progress to date.

•Improve our customer engagement selling culture. Improving customer engagement across our marketing messages, our product and merchandising approach, as well as digital experiences with our brand is also critical to driving greater relevancy. Our dramatic shift in digital content, including new, more relevant content formats, carefully curated product assortments and new technology has driven growth in consumer engagement as well as online conversion rates. In 2020, we launched digital workshops and live video formats across our social platforms for the first time, which have garnered hundreds of thousands of views and reached millions of consumers.

•Our customers are also increasingly looking to create a complete party experience, and we are transforming our company to do more than selling party supplies. We believe there is a clear opportunity to play more of a party planner role with customers who are shopping our stores for party supplies. In order to successfully capitalize on this growing trend, we are focused on improving in-store customer engagement. We are pivoting from a store operations and maintenance culture to a customer engagement and selling culture. This pivot is driven by leading, hiring and training store management and associates with a higher level of accountability for sales and customer engagement metrics. In addition, as we reduce our SKU count in inventory levels, this frees up time for our sales associates to focus on customer engagement.

•Build on our omni-channel platform. Key components of increasing our omnichannel capabilities, such as buy online, pick-up in store, curbside and same-day delivery, are now core to our customer experience. We continue to optimize and add to these experiences as we focus on the customer experience with our brand and seek new and innovative ways to make it easy to create celebrations. In the third quarter of 2020, we rolled out an enhanced curbside delivery experience in all of our stores allowing customers to communicate their expected pick-up time, arrival and vehicle information, all via text message, which creates a more intuitive and efficient experience for our customers. As customers seek same-day delivery options, we remain focused on improving the customer experience with improved speed and reliability. We are investing in improved technology to enable more proficient orchestration of delivery process and have expanded our last-mile delivery partner network.

•Continue to grow our wholesale business. We are transforming our wholesale business from a transactional product selling organization into a strategic category partner via improved consumer insights, assortment, merchandising and promotional strategies, all enabled by world-class service and supply chain capabilities. Additionally, we are focused on driving stronger margins through increased manufacturing and distribution efficiencies with strategic investments in automation, technology, new equipment and process improvement while also improving our inventory management capabilities.

COVID-19 Update

Our business, operations, financial condition and liquidity have been and may continue to be materially and adversely affected by COVID-19. Further, the disruption to the global economy and to our business, along with the decline in our stock price, may negatively impact the carrying value of certain assets, including inventories, accounts receivable, intangibles and goodwill. The full extent to which COVID-19 and the measures to contain it will impact our business, operations, financial condition and liquidity will depend on the severity and duration of the COVID-19 outbreak and other future developments related to the response to the virus, all of which are highly uncertain, and we expect this uncertainty to continue in 2021. Our results of operations may be affected by the uncertainty surrounding the impact of the COVID-19 pandemic, and we will continue to actively monitor the impact of the COVID-19 pandemic on our expected losses.

We have proactively managed our liquidity profile throughout the last fiscal year and expect to continue to do so going forward. We expect to rely on cash on hand, cash generated by operation and borrowing available under our New ABL Facility to meet our working capital needs.

However, if the duration of the COVID-19 outbreak continues longer than we expect or the severity worsens, we may need to access other sources of financing, including incurring additional indebtedness, selling our assets and raising additional equity capital. These alternatives may not be available to us on satisfactory terms or at all, which could have a material adverse effect on our business.

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

Human Capital Disclosure

As of December 31, 2020, the Company had approximately 8,370 full-time employees and 8,928 part-time employees, none of whom is covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Our employees are critical to delivering our company Purpose - inspiring joy to make it easy for our customers to create unforgettable memories. Our employees live by our four company values: Customer First, It Can Be Done, People Matter and Celebrate, and this, along with our focus on key priorities, is driving our transformation.

The health and safety of our employees and customers is a top priority. We are laser focused on designing and implementing CDC-compliant COVID protocols and practices and convened an enterprise-wide COVID Task Force to continually evolve our approach as the guidelines shift and evolve. Early on in the pandemic, we were focused on supporting our employees from a mental, emotional and physical wellness perspective, and launched PCHI Cares, a series of communications with resources and information for employees and their families to maintain their own wellness.

In 2020, we announced our commitment to Diversity & Inclusion and launched an enterprise-wide assessment which enabled us to develop our 2021 Diversity, Equity, Inclusion & Belonging strategy built on awareness, education and infrastructure. We believe deeply that diversity creates a high level of employee engagement and drives game-changing innovation.

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

We permit our franchisees to use a number of our trademarks and service marks, including Party City, The Discount Party Super Store, Party America, Oh, It’s On, Nobody has More Party for Less, and Halloween City.

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

Summary of Risk Factors

Below is a summary of the principal risks that apply to Party City or our securities. This summary does not address all of the risks that we face. Additional discussion of the risks summarized here, and other risks that we face, can be found immediately below this summary.

•	Our business, operations, financial condition and liquidity have been and may continue to be materially and adversely affected by the outbreak of COVID-19.
•	We face risks related to our balloon business [including our use of helium gas and changes in consumer preferences].
•	We operate in a competitive industry, and our failure to compete effectively could cause us to lose our market share, revenues and growth prospects.
•	Because we rely heavily on our own manufacturing operations and those of our suppliers, disruptions at manufacturing facilities could adversely affect our business, results of operations, cash flows and financial performance.

•	A decrease in our Halloween sales could have a material adverse effect on our operating results for the year.

•	Our failure to appropriately respond to changing merchandise trends and consumer preferences could significantly harm our customer relationships and financial performance.

•	Our business may be adversely affected by material fluctuations in commodity prices.
•	Product recalls and/or product liability may adversely impact our business, merchandise offerings,

reputation, results of operations, cash flow and financial performance.

•

Our business is sensitive to consumer spending and general economic conditions, and other factors beyond our control, including adverse weather conditions or the outbreak of disease, and an economic slowdown could adversely affect our financial performance.

•	Our business may be adversely affected by the loss or actions of our third-party vendors.
•	Our international operations subject us to additional risks, which risks and related costs may differ in each country in which we do business and may cause our profitability to decline.

•	We may require additional capital to fund our business, which may not be available to us on satisfactory terms or at all.
•	Our business could be harmed if our existing franchisees do not conduct their business in accordance with agreed upon standards.
•	Our intellectual property rights may be inadequate to protect our business.
•	Our substantial indebtedness and lease obligations could adversely affect our financial flexibility and our competitive position.

•	The market price of our common stock could decline due to the large number of outstanding shares of our common stock eligible for future sale.
•	Anti-takeover provisions in our charter documents and Delaware law might discourage, delay or prevent a change in control of our company.
•

Our amended and restated certificate of incorporation designates courts in the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Risks Related to Our Business

Our business, operations, financial condition and liquidity have been and may continue to be materially and adversely affected by the outbreak of COVID-19.

In March 2020, the World Health Organization declared COVID-19 a global pandemic, and governmental authorities around the world have implemented measures to reduce the spread of the virus. The global spread of COVID-19 and the measures to contain it have negatively impacted the global economy, disrupted global supply chains, and created significant volatility and disruption in financial markets. Quarantines, stay-at-home orders and related measures have significantly reduced consumer spending as well as customer demand for our products. In response to COVID-19, to safeguard the health and safety of its team members and customers, we temporarily closed all of our corporate retail stores as of March 18, 2020. During the temporary store closures, we offered curbside pickup and our e-commerce site, www.partycity.com, remained fully operational. This led to a temporary furlough of approximately 90% of store employees and 70% of wholesale, manufacturing and corporate employees for whom we provide health benefits. In addition, there were non-payroll expense reductions, including advertising and other store operating expenses, as well as professional and consulting fees, and cancellation of orders and negotiated receipt delays to manage inventory levels. We began reopening stores on May 1, 2020, in accordance with state and local health ordinances, and by June 22, 2020, all stores were re-opened. However, although all of our stores have reopened, these restrictions and other dislocations caused by the outbreak have disrupted our planning, branding and administrative functions, as well as that of our suppliers, transporters and customers. As a result, our business, operations, financial condition and liquidity have been and may continue to be materially and adversely affected. Further, the disruption to the global economy and to our business, the sustained decline in market capitalization, and reduced fair value of certain intangibles and long-lived assets, resulted in our recognizing non-cash pre-tax impairment charges for the nine months ended September 30, 2020.

COVID-19 has subjected our business, operations and financial condition to a number of risks, including, but not limited to, those discussed below:

•

Risks relating to our revenues and profitability. In general, our retail sales, and the retail sales of our business partners to whom we sell, represent discretionary spending by our customers and our business partners’ customers. Discretionary spending is affected by many factors, such as general business conditions, interest rates, availability of consumer credit, unemployment levels, public health crises, including COVID-19, and consumer confidence in future economic conditions. Our customers’ purchases and our business partners’ customers’ purchases of discretionary items, including our products, often decline during periods when disposable income is lower or during periods of actual or perceived unfavorable economic conditions or as a result of geopolitical events or widespread health emergencies, and we have experienced significant declines due to COVID-19. The COVID-19 pandemic led to store closures during parts of 2020 and has decreased traffic in our stores and caused consumers to decide not to host or attend gatherings or other events. In addition, our retail business realizes a significant portion of its revenues, net income and cash flows in September and October, principally due to Halloween sales. Because of COVID-19 and related restrictions, we opened significantly fewer Halloween City stores in the fourth quarter of 2020 than in prior years. As a result, our revenues and profitability have been materially and adversely affected. In addition, although we have taken actions in the fourth quarter of 2020 to rationalize our in-store SKU count and dispose of certain inventory, the COVID-19 pandemic and the related economic downturn make it difficult for us to accurately forecast future demand trends, which could cause us to purchase excess inventories, resulting in increases in our inventory carrying cost, or insufficient inventories, resulting in our inability to satisfy our customer demand and potential loss of market share.
•

Risks relating to our operations. In 2020, COVID-19 and related quarantines and work and travel restrictions in China and other countries disrupted, and may continue to disrupt, production for certain of our suppliers and our own manufacturing operations, and the extent to which these events will affect our results of operations and financial position remains uncertain. For our own manufacturing operations, the interruption in supply of certain key raw materials essential to the manufacturing of our products and significant changes in commodity prices had an adverse impact, and may continue to have an adverse impact on our and our suppliers’ abilities to manufacture the products necessary to maintain our existing customer relationships. COVID-19 has also at times disrupted, and may in the future disrupt, the transportation system we rely on and could increase product lead times due primarily to ocean shipping congestion from Asia, which may impact the timing of product availability on some SKUs.

•

Risks relating to impairment of our long-lived and intangible assets. During the first and third quarters of 2020, we identified impairment indicators associated with our market capitalization and significantly reduced customer demand for our products due to COVID-19. As a result, we performed interim impairment tests on the goodwill at its retail and wholesale reporting units. As a result, we recorded a $581.4 million goodwill, intangibles and long-lived assets impairment charge. Should actual results differ from certain key assumptions used in the interim impairment test, including revenue and EBITDA growth, which are both impacted by economic conditions, or should other key assumptions change, including discount rates and market multiples, in subsequent periods, we could record additional impairment charges for the goodwill of such reporting units.

•

Risks relating to our financial condition and liquidity. During the third quarter of 2020, we undertook the exchange offers as previously announced in order to reduce our overall indebtedness and extend the weighted average maturity of our indebtedness. However, we continue to have a substantial level of indebtedness. We expect rely on cash on hand, cash generated by operations and borrowings available under our New ABL Facility to meet our working capital needs. However, if the duration of the COVID-19 outbreak continues longer than we expect or the severity worsens, we may need to access other sources of financing, including incurring additional indebtedness, selling our assets and raising additional equity capital. These alternatives may not be available to us on satisfactory terms or at all, which could have a material adverse effect on our business.

The full extent to which COVID-19 and the measures to contain it will impact our business, operations financial condition and liquidity will depend on the severity and duration of the COVID-19 outbreak and other future developments related to the response to the virus, all of which are highly uncertain and we expect this uncertainty to continue in 2021. As a result, we cannot predict the ultimate impact of COVID-19 on the Company and its operational and financial performance. Our results of operations may be affected by the uncertainty surrounding the impact of the COVID-19 pandemic, and we will continue to actively monitor the impact of the COVID-19 pandemic on expected losses.

We face risks related to our balloon business including our use of helium gas and changes in consumer preferences.

Balloons are a focal point of our growth strategy and are a key driver of our differentiated brand experience. The ongoing success of our balloon business may be affected by a number of factors. For example, some state and local governments have implemented or considered implementing rules, ordinances or regulations governing the sale of metallic balloons. As part of our balloon business, Anagram designs, manufactures and markets foil balloons. If widespread adoption of such rules, ordinances or regulations significantly restricts or discourages the sale of metallic balloons, it would have a material adverse effect on our business, results of operations, and financial condition, including those of Anagram.

In addition, helium gas is currently used to inflate the majority of our metallic balloons and a portion of our latex balloons. Helium shortages and pricing can adversely impact the financial performance of our retail and wholesale operations.

Changing consumer preferences, whether we are able to anticipate, identify and respond to them or not, could adversely impact our sales. Inventory levels for certain balloon styles no longer considered to be “on trend” may increase, leading to higher markdowns to sell through excess inventory and, therefore, lower than planned margins. Conversely, if we underestimate consumer demand for our balloons, or if we fail to supply quality products in a timely manner, we may experience inventory shortages, which may negatively impact customer relationships, diminish brand loyalty and result in lost sales.

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

A change in our competitive environment, including a decrease in our Halloween sales, could have a material adverse effect on our operating results for the year.

Our retail business currently realizes a significant portion of its revenues, net income and cash flows in September and October, principally due to Halloween sales. We have also seen an increased demand in some of our other products, such as balloons. Any unanticipated decrease in demand for our products could require us to maintain excess inventory or sell excess inventory at substantial markdowns, which could have a material adverse effect on our business, profitability, ability to repay any indebtedness and our brand image. Failure to have proper lease space and adequate personnel could hurt our business, financial conditions and results of operations. In addition, our competitors could divert our sales during the Halloween season or if we are unable to hire qualified temporary personnel to adequately staff our stores and our distribution facility during the Halloween season, whether due to labor market conditions or a failure in our internal recruiting and staffing processes or otherwise.

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

We may not be able to successfully implement our growth strategy.

Our ability to increase our sales depends on many factors including, among others, our ability to:

•	Develop a more-relevant in-store experience;
•	Win in balloons;
•	Address price value perception in key categories;

•	Improve our customer engagement selling culture, including our in-store customer engagement;
•	Build on our omni-channel platform; and
•	Continue to grow our wholesale business.
•	Implement new retail programs that could include but are not limited to loyalty rewards, new formats for existing stores, fewer skus and less inventory;
•	Obtain or maintain adequate capital resources on acceptable terms;
•	Manufacture and source sufficient levels of inventory at acceptable costs;
•	Hire, train and retain an expanded workforce of store managers and other store-level personnel, many of whom are in entry-level or part-time positions with historically high rates of turnover;
•	Successfully integrate new stores/e-commerce operations into our existing control structure and operations, including information system integration;
•	Maintain adequate manufacturing and distribution facilities, information system and other operational system capabilities;
•	Identify and satisfy the merchandise and other preferences of our customers; and
•	Gain brand recognition and acceptance in new markets.

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

Our business is sensitive to consumer spending and general economic conditions, and other factors beyond our control, including adverse weather conditions or the outbreak of disease, and an economic slowdown could adversely affect our financial performance

In general, our retail sales, and the retail sales of our business partners to whom we sell, represent discretionary spending by our customers and our business partners’ customers. Discretionary spending is affected by many factors, such as general business conditions, interest rates, availability of consumer credit, unemployment levels, taxation, weather, hurricanes, public health crises, including the occurrence of a contagious disease or illness, such as the flu or COVID-19, and consumer confidence in future economic conditions. Our customers’ purchases and our business partners’ customers’ purchases of discretionary items, including our products, often decline during periods when disposable income is lower or during periods of actual or perceived unfavorable economic conditions or as a result of geopolitical events or widespread health emergencies. Geopolitical events, such as the threat of terrorism or cyber-attacks, and widespread health emergencies, such as COVID-19 or other pandemics or epidemics, could cause people to avoid our stores or decide not to host or attend gatherings or other events. If this occurs, our revenues and profitability will decline. In addition, economic downturns may make it difficult for us to accurately forecast future demand trends, which could cause us to purchase excess inventories, resulting in increases in our inventory carrying cost, or insufficient inventories, resulting in our inability to satisfy our customer demand and potential loss of market share.

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

The Tax Cuts and Jobs Act of 2017 (the “TCJA”) resulted in an overall benefit to us because it reduced our marginal U.S. federal income rate to 21% and generally allowed us to immediately deduct 100% of the cost of tangible, depreciable property that we acquire and place into service on or before January 1, 2023 for federal income tax purposes. President Biden has proposed raising the highest U.S. federal income tax rate applicable to corporations to 28%. If this proposal were enacted into law, the benefit to us from the TCJA’s reduction in our marginal U.S. federal income tax rate to 21% would be reversed in part.

Certain aspects of the TCJA, however, could negatively affect us. For example, under the TCJA, we generally cannot deduct our business interest expense to the extent that it exceeds 30% of our Adjusted Taxable Income through our 2021 tax year or 30% of our EBIT thereafter. However, any such non-deductible interest is available for an indefinite carryforward.

Additionally, under the TCJA, we became subject to a tax on global intangible low-taxed income (“GILTI”). President Biden has proposed doubling the U.S. federal income tax rate on GILTI. Under the TCJA, we are required to pay a one-time transition tax on the previously untaxed deferred foreign earnings that our foreign subsidiaries have accrued since 1986 at a rate of 15.5% for cash and cash-equivalent profits and 8% on other reinvested foreign earnings (the “Transition Tax”). We elected to pay and are paying this Transition Tax over eight annual installments without interest.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act (“the CARES Act”) was signed into law. The CARES Act is a $2 trillion legislative package intended to provide economic relief to companies impacted by the COVID-19 pandemic, and it enacted a number of Internal Revenue Code modifications which are of particular benefit to us, including: (1) 5-year net operating loss carryback, (2) temporary relaxation of the limitation on interest deductions by raising for 2019 and 2020 the business interest expense limitation from 30% to 50% of our Adjusted Taxable Income, and by allowing for the option to use the higher 2019 Adjusted Taxable Income to compute the 2020 limitation, (3) qualified improvement property eligible for 100% bonus depreciation, (4) employee retention tax credits, and (5) the deferral of the payment of most of the employer share of social security payroll tax incurred in 2020 until 2021 (50%) and 2022 (50%).

Our international operations subject us to additional risks, which risks and related costs may differ in each country in which we do business and may cause our profitability to decline.

We source certain products in a number of foreign countries, including contracting with manufacturers and suppliers located outside of the United States, many of which are located in Asia. Our operations and financial condition may be adversely affected if the markets in which we compete or source our products are affected by changes in political, economic or other factors. These factors, over which we have no control, may include:

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

•

Legal and regulatory changes and the burdens and costs of our compliance with a variety of laws, including new or additional trade restrictions, tariffs and changes in environmental regulations; and political and economic instability.

International trade disputes and the U.S. government’s trade policy could adversely affect our business.

International trade disputes could result in tariffs and other protectionist measures that could adversely affect our business. Tariffs could increase the cost of our products and the components and raw materials that go into making them and could further increase the costs of importing or exporting products from one jurisdiction into another. These increased costs could adversely impact the gross margin that we earn on our products. Countries may also adopt other protectionist measures that could limit our ability to offer our products and services, including, but not limited to, tariffs on China and China’s retaliatory tariffs on certain products from the U.S. Political uncertainty surrounding international trade disputes and protectionist measures could also have a negative effect on consumer confidence and spending, which could adversely affect our business.

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

Historically we have had merger, acquisition, investment and divestiture (M&A) activity, and we may have similar M&A activity in the future as part of our growth strategy. Future M&A activity could disrupt our ongoing business, distract management and employees, increase our expenses and adversely affect our business. In addition, we may not be able to identify suitable acquisition, merger or investment candidates.

Should future M&A activity occur, this requires significant capital resources and can divert management’s attention from our existing business. This also entails an inherent risk that we could become subject to contingent or other liabilities, including liabilities arising from events or conduct predating the activity, that were not known to us at the time of the transaction. We may also incur significantly greater expenditures in integrating an acquired business or investment or divesting a business than we had anticipated at the time, which could impair our ability to achieve anticipated cost savings and synergies. M&A activity may also have unanticipated tax and accounting ramifications. Furthermore, this might consume a significant portion of our senior management team’s time and efforts with issues unrelated to advancing our core business strategies and operation issues. Our failure to successfully identify and consummate, manage M&A activity could have a material adverse effect on our business, financial condition or results of operations.

In addition, we may not be able to:

•	Identify suitable acquisition, merger or investment candidates
•	Consummate M&A activity on acceptable terms
•	Successfully integrate any acquired business into our operations or successfully manage the operations of any acquired business, or
•	Retain an acquired company’s significant customer relationships, goodwill and key personnel or otherwise realize the intended benefits of an acquisition.

In the event that the operations of an acquired business or investment do not meet our performance expectations, we have in the past and may in the future restructure the acquired business or write-off the value of some or all of the assets of the acquired business or investment.

Risks Related to Our Intellectual Property

Our intellectual property rights may be inadequate to protect our business.

We hold a variety of United States trademarks, service marks, patents, copyrights, and registrations and applications therefor, as well as a number of foreign counterparts thereto and/or independent foreign intellectual property asset registrations. In some cases, we rely solely on unregistered common law trademark rights and unregistered copyrights under applicable United States law to distinguish and/or protect our products, services and branding from the products, services and branding of our competitors. We cannot assure you that no one will challenge our intellectual property rights in the future. In the event that our intellectual property rights are successfully challenged by a third party, we could be forced to re-brand, re-design or discontinue the sale of certain of our products or services, which could result in loss of brand recognition and/or sales and could require us to devote resources to advertising and marketing new branding or re-designing our products. Further, we cannot assure you that competitors will not infringe our intellectual property rights, or that we will have adequate resources to enforce these rights. We also permit our franchisees to use a number of our trademarks and service marks, including Party City, The Discount Party Super Store, Nobody Has More Party for Less, Party America and Halloween City. Our failure to properly control our franchisees’ use of such trademarks could adversely affect our ability to enforce them against third parties. A loss of any of our material intellectual property rights could have a material adverse effect on our business, financial condition, and results of operations.

We license from many third parties and do not own the intellectual property rights necessary to sell products capturing many popular images, such as cartoon or motion picture characters. While none of these licenses is individually material to our aggregate business, a large portion of our business depends on the continued ability to license the intellectual property rights to these images in the aggregate and on the marketplace demand for these licensed properties, which could in turn lead to a decrease in licensed costume sales. Any injury to our reputation or our inability to comply with, in many cases, stringent licensing guidelines in these agreements may adversely affect our ability to maintain these relationships. A termination of any of our significant intellectual property licenses, or any other similarly material limitation on our ability to use certain licensed material may prevent us from manufacturing and distributing certain licensed products and could cause our customers to purchase these products from our competitors. In addition, we may be unable to renew some of our significant intellectual property licenses on terms favorable to us or at all. A large aggregate loss of our right to use intellectual property under our license agreements, or significant reduction in demand for product bearing the intellectual property of third parties, could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to Our Indebtedness

Our substantial indebtedness and lease obligations could adversely affect our financial flexibility and our competitive position.

As of December 31, 2020, we had total indebtedness of $1,519.1 million, net of deferred financing costs, capitalized call premiums and original issue discounts. Additionally, we had $176.5 million of borrowing capacity available under our asset-based revolving credit facility (“ABL Facility”).

As of December 31, 2020, we had outstanding approximately $355.9 million in aggregate principal amount of indebtedness under the Senior Credit Facilities, net of deferred financing costs, capitalized call premiums and original issue discounts. Such indebtedness bears interest at a floating rate.

We also have, and will continue to have, significant lease obligations. As of December 31, 2020, our minimum aggregate rental obligation under operating leases for fiscal 2021 through 2025 totaled $816.6 million. See Note 26 to the consolidated financial statements in Item 8 for further discussion.

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

Our unrestricted subsidiaries under the Term Loan Credit Agreement, the ABL Facility credit agreement and the indenture governing the Senior Secured First Lien Floating Rate Notes due 2025 (the “First Lien Party City

Notes”) are not subject to the covenants under such agreements and do not guarantee or pledge assets to secure the Term Loan Credit Agreement, the ABL Facility and the First Lien Party City Notes or any future indebtedness not incurred by such unrestricted subsidiaries. As of the date of this report on Form 10-K, Anagram Holdings and Anagram International (together, the “Anagram Issuers”) and their subsidiaries were unrestricted subsidiaries. Subject to compliance with the covenants contained in the Term Loan Credit Agreement, the ABL Facility credit agreement and the indenture governing the First Lien Party City Notes, we will be permitted to designate further subsidiaries as unrestricted subsidiaries. The creditors of the Anagram Issuers and their subsidiaries, including under the 15.00% PIK/Cash Senior Securred First Lien Notes due 2025 (the “First Lien Anagram Notes”) and the “10.00% PIK/Cash Senior Secured Sec and Lien Notes due 2026 (the “Second Lien Anagram Notes”) will generally be entitled to payment of their claims from the assets of the Anagram Issuers and their subsidiaries before those assets would be available for distribution to us. In addition, the indentures governing the First Lien Anagram Notes and the Second Lien Anagram Notes limit the Anagram Issuers and their subsidiaries’ ability to make loans or other payments to fund payments in respect of the Term Loan Credit Agreement, the ABL Facility and the First Lien Party City Notes and the indenture governing the First Lien Anagram Notes requires the maintenance of certain minimum liquidity. As a result, the cash flow or assets of the Anagram Issuers and their subsidiaries may not be available to pay any of our debt other than debt incurred by the Anagram Issuers and their subsidiaries.

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

On July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. As a result, LIBOR may be discontinued. While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, the Alternative Reference Rates Committee, a steering committee comprised of U.S. financial market participants selected and the Federal Reserve Bank of New York started in May 2018 to publish the Secured Overnight Finance Rate (“SOFR”) as an alternative to LIBOR. SOFR is a broad measure of the cost of borrowing cash in the overnight U.S. treasury repo market. At this time, it is not possible to predict whether the SOFR or another reference rate will become an accepted alternative to LIBOR. The manner and impact of this transition may materially adversely affect the trading market for LIBOR-based loans, including our Term Loan Credit Agreement, as well as the applicable interest rate on and the amount of interest paid on our current or future debt obligations, including our Senior Credit Facilities.

Risks Related to Our Common Stock

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

General Risk Factors

Maintaining and improving our financial controls and the requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we are subject to the reporting and other requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the New York Stock Exchange (the “NYSE”) rules. The requirements of these rules and regulations have increased and will continue to significantly increase our legal and financial compliance costs, including costs associated with the hiring of additional personnel, making some activities more difficult, time-consuming, or costly, and may also place undue strain on our personnel, systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and financial condition.

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

The Company maintains the following facilities for its corporate and retail headquarters and to conduct its principal design, manufacturing and distribution operations:

Location	Principal Activity	Square Feet	Owned or Leased (With Expiration Date)
Elmsford, New York	Executive and other corporate offices, showrooms, design and art production for party products	146,346 square feet	Leased (1)
Rockaway, New Jersey	Retail corporate offices	106,000 square feet	Leased (expiration date: July 31, 2022)
Antananarivo, Madagascar	Manufacture of costumes	41,000 square feet	Leased (expiration date: December 31, 2023)
Dallas, Texas	Manufacture/personalization of cups and napkins	54,413 square feet	Leased (expiration date: October 31, 2022)
East Providence, Rhode Island	Manufacture and distribution of plastic plates, cups and bowls	229,230 square feet (2)	Leased (expiration date: February 28, 2033)
Eden Prairie, Minnesota	Manufacture of metallic balloons and accessories	115,600 square feet	Leased (expiration date: June 30, 2039)
Los Lunas, New Mexico	Manufacture of injection molded plastics	85,055 square feet	Leased (expiration date: 6/30/2039)
Louisville, Kentucky	Manufacture and distribution of paper plates	213,958 square feet	Leased (expiration date: March 31, 2025)
Monterrey, Mexico	Manufacture and distribution of party products ( Stickers, gift wrap, bags and invites)	355,500 square feet	Leased (expiration date: March 3, 2027)
Newburgh, New York	Manufacture of paper napkins and cups	248,000 square feet	Leased (expiration date: July 31, 2027)
Tijuana, Mexico	Manufacture and distribution of plates and other party products	135,000 square feet	Leased (3)
Chester, New York	Distribution of party products	896,000 square feet	Leased (expiration date: June 30, 2039)
Edina, Minnesota	Distribution of metallic balloons and accessories	122,300 square feet	Leased (expiration date: June 30, 2026)
Naperville, Illinois	Distribution of party goods for e-commerce sales	440,343 square feet	Leased (expiration date: December 31, 2033)

*Excludes locations that were sold as part of the Company’s sale of a substantial portion of its international operations. See Note 6, Disposition of Assets and Assets and Liabilities Held for Sale, of Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further discussion.

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

As of December 31, 2020, Company-owned and franchised permanent stores were located in the following states and Puerto Rico:

State	Company- owned	Franchise	Chain- wide
Alabama	9	—	9
Alaska	1		1
Arizona	14	—	14
Arkansas	—	3	3
California	89	15	104
Colorado	13	—	13
Connecticut	12	—	12
District of Columbia	—	—	—
Delaware	1	—	1
Florida	64	3	67
Georgia	29	1	30
Hawaii	—	2	2
Idaho	—	—	—
Illinois	42	—	42
Indiana	19	—	19
Iowa	7	—	7
Kansas	7	—	7
Kentucky	9	—	9
Louisiana	11	—	11
Maine	2	—	2
Maryland	21	1	22
Massachusetts	21	—	21
Michigan	26	—	26
Minnesota	12	—	12
Mississippi	1	2	3
Missouri	17	1	18
Montana	—	1	1
Nebraska	3	—	3
Nevada	6	—	6
New Hampshire	4	—	4
New Jersey	26	1	27
New Mexico	3	—	3
New York	50	11	61
North Carolina	16	—	16
North Dakota	4	—	4
Ohio	28	—	28
Oklahoma	11	—	11
Oregon	2	1	3
Pennsylvania	27	1	28
Rhode Island	2	—	2
South Carolina	9	1	10
South Dakota	—	—	—
Tennessee	10	6	16
Texas	74	13	87
Utah	—	—	—
Vermont	1	—	1
Virginia	12	8	20
Washington	16	1	17
West Virginia	4	—	4
Wisconsin	11	—	11
Wyoming	—	—	—
Puerto Rico	—	5	5

Total	746	77	823

Additionally, at December 31, 2020, there were eight franchise stores in Mexico.

In 2020, we operated 25 temporary stores in the U.S., principally under the Halloween City banner, and approximately 25 temporary stores in the U.K. and Ireland. We operate such stores under short-term leases with terms of approximately four to six months.

We lease the property for all of our company-operated stores, which generally range in size from 10,000 square feet to 15,000 square feet. We do not believe that any individual store property is material to our financial condition or results of operations. Of the leases for the company-owned stores at December 31, 2020, 27 expire in 2021, 76 expire in 2022, 134 expire in 2023, 96 expire in 2024, 104 expire in 2025 and the balance expire in 2026 or thereafter. We have options to extend many of these leases for a minimum of five years.

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

As of the close of business on February 26, 2021, there were 183 holders of record of the Company’s common stock, which does not reflect those shares held beneficially or those shares held in “street” name. Accordingly, the number of beneficial owners of our common stock exceeds this number.

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

Securities Authorized for Issuance Under Equity Compensation Plans

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,760,001	(1)	6.68	(1)	8,204,182
Equity compensation plans not approved by security holders	1,000,000		15.60		254,000
Total	4,760,001		8.56		8,458,182

(1)

Column (a) includes 3,291,175 outstanding stock options and 468,826 restricted stock units. The restricted stock units amount assumes that the maximum number of shares ultimately vest for awards that are performance-based. Additionally, the stock options amount assumes that all performance-based stock options vest. The weighted-average exercise price in column (b) takes into account the restricted stock units, which have no exercise price. The weighted average exercise price solely with respect to stock options outstanding under the approved plans is $7.63.

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on the Company’s common stock with the S&P 500 Index and the Dow Jones U.S. Specialty Retailers Index for the period from the completion of our initial public offering on April 16, 2015 through December 31, 2020. The graph assumes an investment of $100 made at the closing of trading on April 16, 2015 in (i) the Company’s common stock, (ii) the stocks comprising the S&P 500 Index and (iii) the stocks comprising the Dow Jones U.S. Specialty Retailers Index. All values assume reinvestment of the full amount of all dividends, if any, into additional shares of the same class of equity securities at the frequency with which dividends were paid on such securities during the applicable time period. The stock price performance included in the line graph below is not necessarily indicative of future stock price performance. The stock performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing by us under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate the graph by reference in such filing.

Item 6.	Selected Consolidated Financial Data

The following table sets forth selected historical consolidated financial data for the periods and as of the dates indicated below. Our selected historical consolidated financial data as of December 31, 2019 and December 31, 2020 and for the years ended December 31, 2018, December 31, 2019 and December 31, 2020 presented in this table has been derived from our historical audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our selected historical consolidated financial data for the years ended December 31, 2015 and December 31, 2016 were derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

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

	Fiscal Year Ended December 31,
	2019 (1)	2020 (2)
Income Statement Data:
Revenues:
Net sales	$2,339,510	$1,843,444
Royalties and franchise fees	9,279	7,246
Total revenues	2,348,789	1,850,690
Expenses:
Cost of sales	1,500,633	1,369,935
Wholesale selling expenses	67,103	50,121
Retail operating expenses	440,395	387,398
Franchise expenses	13,152	12,146
General and administrative expenses	177,672	210,244
Art and development costs	23,203	17,638
Development stage expenses (1)	10,736	2,932
Gain on sale/leaseback transaction	(58,381)	—
Store impairment and restructuring charges	29,038	22,449
Loss on assets held for sale	—	73,948
Goodwill and intangibles impairment	562,631	581,380
Income (loss) from operations	(417,393)	(877,501)
Interest expense, net	114,899	77,043
Other (income) expense, net	1,871	3,715
(Gain) on debt refinancing	—	(273,149)
Income (loss) before income taxes	(534,163)	(685,110)
Income tax expense (benefit)	(1,305)	(156,653)
Net income (loss)	(532,858)	(528,457)
Less: net loss attributable to noncontrolling interests	(363)	(219)
Net income (loss) attributable to common shareholders of Party City Holdco Inc.	$(532,495)	$(528,238)
Statement of Cash Flow Data:
Net cash provided by (used in)
Operating activities	$(65,617)	$28,002
Investing activities	246,286	162
Financing activities	(414)	(20,348)
Per Share Data:
Basic	$(5.71)	$(5.24)
Diluted	$(5.71)	$(5.24)
Weighted Average
Outstanding basic	93,295,692	100,804,944
Diluted	93,295,692	100,804,944
Cash dividend per common share	—	—
Other Financial Data:
Adjusted EBITDA (2)	$269,189	$95,534
Adjusted net income (2)	$43,414	$(44,865)
Adjusted net income per common share—diluted (2)	$0.46	$(0.45)
Number of company-owned Party City stores	777	746
Capital expenditures	$61,733	$51,128
Party City brand comp sales (3)	3.0%	(16.5)%
Wholesale Share of shelf (4)	79.6%	82.1%
Balance Sheet Data (at end of period):
Cash and cash equivalents	$34,917	$119,532
Working capital	199,203	95,383
Total assets	3,595,319	2,806,455
Total debt	1,704,317	1,519,091
Redeemable common securities	3,351	—
Total equity	529,721	50,521

(1)

In 2017, the Company and Ampology, a subsidiary of Trivergence, reached an agreement to form a new legal entity (Kazzam, LLC) for the purpose of designing, developing and launching an online exchange platform for party-related services. During 2019 and 2020, Kazzam incurred expenses, respectively, which are recorded in development stage expenses in the Company’s consolidated statement of operations and comprehensive (loss) income. See Note 25 — Kazzam, LLC, of Item 8, Financial Statements and Supplementary Data in this Annual Report on Form 10-K for further discussion.

(2)

The Company presents adjusted EBITDA, adjusted net income and adjusted net income per common share—diluted as supplemental measures of its operating performance. The Company defines EBITDA as net income (loss) before interest expense, net, income taxes, depreciation and amortization and defines adjusted EBITDA as EBITDA, as further adjusted to eliminate the impact of certain items that the Company does not consider indicative of our core operating performance. These further adjustments are itemized below. Adjusted net income represents the Company’s net income (loss) adjusted for, among other items, intangible asset amortization, non-cash purchase accounting adjustments, amortization of deferred financing costs and original issue discounts, refinancing charges, equity-based compensation, and impairment charges. Adjusted net income per common share—diluted represents adjusted net income divided by diluted weighted average common shares outstanding. The Company presents these measures as supplemental measures of its operating performance. You are encouraged to evaluate these adjustments and the reasons the Company considers them appropriate for supplemental analysis. In evaluating the measures, you should be aware that in the future the Company may incur expenses that are the same as, or similar to, some of the adjustments in this presentation. The Company’s presentation of adjusted EBITDA, adjusted net income and adjusted net income per common share—diluted should not be construed as an inference that the Company’s future results will be unaffected by unusual or non-recurring items. The Company presents the measures because the Company believes they assist investors in comparing the Company’s performance across reporting periods on a consistent basis by eliminating items that the Company does not believe are indicative of its core operating performance. In addition, the Company uses adjusted EBITDA: (i) as a factor in determining incentive compensation, (ii) to evaluate the effectiveness of its business strategies and (iii) because its credit facilities use adjusted EBITDA to measure compliance with certain covenants. The Company also believes that adjusted net income and adjusted net income per common share—diluted are helpful benchmarks to evaluate its operating performance.

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

(3)	Party City brand comp sales include North American e-commerce sales.
(4)

Represents the percentage of product costs included in cost of goods sold by our Party City stores and North American retail e - commerce operations which relate to products supplied by our wholesale operations.

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

	Fiscal Year Ended December 31,
	2019		2020
Net income (loss)	$(532,858)		$(528,457)
Interest expense, net	114,899		77,043
Income taxes	(1,305)		(156,653)
Depreciation and amortization	81,116		76,506
EBITDA	(338,148)		(531,561)
Non-cash purchase accounting adjustments	3,000		—
Gain on sale/leaseback transaction	(58,381)	(a)	—
Store impairment and restructuring charges	58,778	(c)	39,323	(c)
Goodwill and intangibles impairment	562,631	(o)	581,380	(o)
Other restructuring, retention and severance	6,460	(b)	12,104	(b)
Refinancing charges	36		—
Deferred rent	(1,796)	(d)	(3,147)
Corporate development expenses	14,208	(e)	7,197	(e)
Foreign currency losses (gains)	421		(1,058)
Closed store expense	4,445	(f)	3,858	(f)
Stock option expense	1,319	(g)	8,643	(g)
Non-employee equity based compensation	515	(h)	1,033	(h)
Restricted stock units expense—time based	2,033	(i)	2,071	(i)
Restricted stock units expense—performance based	—		1,460	(i)
Undistributed loss (income) in equity method investments	(472)		—
Non-recurring legal settlements/costs	8,548	(k)	7,843	(k)
(Gain) on debt refinancing	—		(273,149)	(j)
(Gain) loss on sale of assets	5,074	(s)	—
Loss on held for sale	—		73,948	(p)
Inventory disposal and reserve for future disposal	—		88,358	(c)
COVID - 19	—		73,843	(q)
Other	518		3,388
Adjusted EBITDA	$269,189		$95,534

		Twelve Months Ended December 31, 2020 EBITDA Adjustments
	December 31, 2020 GAAP Basis (as reported)	Goodwill, intangibles and long-lived assets impairment (c)	Store impairment and restructuring charges , including inventory disposal (c)	Gain on debt refinancing (i)	Corporate development expenses (e)	Legal(k)	Stock Option Expense/Non- Employee Equity Compensation/ Restricted stock units (g)(h)(i)(n)	Deferred Rent (d)	Other restructuring, retention and severance (b)	Closed store expense (e)(f)	COVID- 19 (q)	Foreign currency losses	Other (p)	December 31, 2020 Non-GAAP basis
Revenues:
Net sales	$1,843,444													$1,843,444
Royalties and franchise fees	7,246													7,246
Total revenues	1,850,690													1,850,690
Cost of sales	1,369,935		(105,232)					(214)	(4,437)		(42,952)		(3,388)	1,213,712
Wholesale selling expenses	50,121				(1,840)						(623)			47,658
Retail operating expenses	387,398							3,165		(3,556)	(18,268)			368,739
Franchise expenses	12,146										(672)			11,474
General and administrative expenses	210,244				(210)	(7,843)	(12,174)	196	(7,667)	(302)	(11,328)			170,916
Art and development costs	17,638													17,638
Development stage expenses	2,932				(2,932)									—
Store impairment and restructuring charges	22,449		(22,449)											—
Loss on assets held for sale	73,948												(73,948)	—
Goodwill, intangibles and long-lived assets impairment	581,380	(581,380)												—
Total expense	2,728,191	(581,380)	(127,681)	—	(4,982)	(7,843)	(12,174)	3,147	(12,104)	(3,858)	(73,843)	—	(77,336)	1,830,137
(Loss) from operations	(877,501)													20,553
Interest expense, net	77,043													77,043
Other expense, net	3,715				(2,215)		(1,033)					1,058		1,525
(Gain) on debt refinancing	(273,149)			273,149										—
(Loss) before income taxes	(685,110)													(58,015)
Interest expense, net	77,043													77,043
Depreciation and amortization	76,506													76,506
EBITDA	(531,561)													95,534
Adjustments to EBITDA	627,095	(581,380)	(127,681)	273,149	(7,197)	(7,843)	(13,207)	3,147	(12,104)	(3,858)	(73,843)	1,058	(77,336)	—
Adjusted EBITDA	$95,534	$(581,380)	$(127,681)	$273,149	$(7,197)	$(7,843)	$(13,207)	$3,147	$(12,104)	$(3,858)	$(73,843)	$1,058	$(77,336)	$95,534

		Twelve Months Ended December 31, 2019 EBITDA Adjustments
	December 31, 2019 GAAP Basis (as reported)	Goodwill, intangibles and long-lived assets impairment (o)	Store impairment and restructuring charges (c)	Gain on sale/leaseback transaction (a)	Corporate development expenses (e)	Legal(k)	Stock Option Expense/Non- Employee Equity Compensation/ Restricted stock units (g)(h)(i)(m)	Deferred Rent (d)	Other restructuring, retention and severance (b)	Closed store expense (f)	Non-Cash Purchase Accounting Adjustments	Foreign currency gains	Other (r)(s)	December 31, 2019 Non-GAAP basis
Revenues:
Net sales	$2,339,510													$2,339,510
Royalties and franchise fees	$9,279													9,279
Total revenues	2,348,789													2,348,789
Cost of sales	1,500,633		(29,740)					1,534						1,472,427
Wholesale selling expenses	67,103													67,103
Retail operating expenses	440,395								(31)	(3,946)				436,418
Franchise expenses	13,152													13,152
General and administrative expenses	177,672					(8,548)	(3,867)	262	(6,429)	(500)				158,590
Art and development costs	23,203													23,203
Development stage expenses	10,736				(10,736)									—
Gain on sale/leaseback transaction	(58,381)			58,381										—
Store impairment and restructuring charges	29,038		(29,038)											—
Goodwill, intangibles and long-lived assets impairment	562,631	(562,631)												—
Total expenses	2,766,182	(562,631)	(58,778)	58,381	(10,736)	(8,548)	(3,867)	1,796	(6,460)	(4,446)	—	—	—	2,170,893
Income from operations	(417,393)													177,896
Interest expense, net	114,899													114,899
Other expense, net	1,871				(3,471)						(3,001)	(421)	(5,155)	(10,177)
(Loss) before income taxes	(534,163)													73,174
Interest expense, net	114,899													114,899
Depreciation and amortization	81,116													81,116
EBITDA	(338,148)													269,189
Adjustments to EBITDA	607,337	(562,631)	(58,778)	58,381	(14,207)	(8,548)	(3,867)	1,796	(6,460)	(4,446)	(3,001)	(421)	(5,155)	—
Adjusted EBITDA	$269,189	$(562,631)	$(58,778)	$58,381	$(14,207)	$(8,548)	$(3,867)	$1,796	$(6,460)	$(4,446)	$(3,001)	$(421)	$(5,155)	$269,189

	Fiscal Year Ended December 31,
	2019		2020
Loss before income taxes	$(534,163)		$(685,110)
Intangible asset amortization	14,100	(l)	11,362	(l)
Non-cash purchase accounting adjustments	4,202		—
Amortization of deferred financing costs and original issuance discounts	4,722	(m)	4,198	(m)
Store impairment and restructuring charges	58,778	(c)	30,813	(c)
Goodwill and intangibles impairment	562,631	(o)	581,380	(o)
Refinancing charges	36		—
Stock option expense	1,319	(g)	8,643	(g)
Restricted stock units expense—performance based	—		1,460
Non-employee equity based compensation	515	(h)	1,033	(h)
Other restructuring charges	3,211	(b)	10,139	(b)
Non-recurring legal settlements/costs	6,500		7,094
(Gain) on sale-leaseback	(58,381)	(a)	—
(Gain) on debt refinancing	—		(273,149)
(Gain) on sale of Canada retail assets	(2,873)	(r)	—
Loss on assets held for sale	—		73,948	(p)
Inventory disposal and reserve for future disposal	—		88,358	(c)
COVID - 19	—		73,661	(q)
Adjusted income before income taxes	60,597		(66,170)
Adjusted income taxes (benefit) expense	17,183	(n)	(16,940)	(n)
Adjusted net income (loss)	$43,414		$(49,230)
Adjusted net income (loss) per common share—diluted	$0.46		$(0.49)

(a)

During June 2019, the Company reported a $58.4 million gain from the sale and leaseback of its main distribution center in Chester, New York and its metallic balloons manufacturing facility in Eden Prairie, Minnesota. The aggregate sale price for the three properties was $128.0 million. Simultaneous with the sale, the Company entered into twenty-year leases for each of the facilities

(b)

Amounts expensed during 2020 principally relate to severance due to organizational changes. Amounts expensed during 2019 principally relate to executive severance and the write-off of inventory for a section of the Company’s Party City stores that were restructured.

(c)	During the years ended December 31, 2020 and 2019, the Company performed a comprehensive review of its store locations aimed at improving the overall productivity of such locations (“store optimization program”) and, after careful consideration and evaluation of the store locations, the Company made the decision to accelerate the optimization of its store portfolio. In 2019, 55 stores were identified for closure, out of which 35 stores were closed in 2019 and 20 stores were closed in January 2020. In 2020, 21 stores identified for closure in the first quarter of 2020 and were closed in the third quarter. These closings should provide the Company with capital flexibility to expand into underserved markets. In addition, the Company evaluated the recoverability of long-lived assets at the open stores and recorded an impairment charge associated with the operating lease asset and property, plant and equipment for open stores where sales were affected due to the outbreak of, and local, state and federal governmental responses to, COVID-19. In conjunction with the store optimization program and store impairment, during the years ended December 31, 2020 and 2019, the Company recorded charges as detailed in Note 3 – Store Impairment and Restructuring Charges, of Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

As indicated in Note 7 – Inventories, Net, of Item 8, “Financial Statements and Supplementary Data,” during the fourth quarter of 2020, the Company continued to make progress in improving inventory levels across its stores and distribution network. Consistent with the strategy of rationalizing in-store SKU count and improving working capital velocity, the Company has updated its seasonal assortment strategy to target higher in-season sell-through of merchandise and reduce annual inventory carry-over. The more edited and curated assortments are expected to improve the customer experience by making stores easier to shop and product selections more relevant to consumers, while also improving the efficiency of inventory management and reducing working capital needs. As a result, the Company disposed of $88,358 in inventory during the fourth quarter of 2020 that will not be required in future seasons.

(d)	The deferred rent adjustment reflects the difference between accounting for rent and landlord incentives in accordance with GAAP and the Company’s actual cash outlay for such items.
(e)

Principally represents third-party costs related to acquisitions (primarily legal expenses and diligence fees). Such costs are excluded from the definition of “Consolidated Adjusted EBITDA” that is utilized for certain covenants in the Company’s credit agreements. Additionally, 2019 and 2020 include start-up costs for Kazzam (see Note 25, Kazzam LLC., of Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further discussion).

(f)	Principally charges incurred related to closing underperforming stores.
(g)	Represents non-cash charges related to stock options.
(h)

Principally represents shares of Kazzam awarded to Ampology as compensation for Ampology’s services. See Note 25, Kazzam LLC., of Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further discussion.

(i)	Non-cash charges for restricted stock units that vest based on service conditions and performance restricted stock units that vest based on service and performance conditions.
(j)

As described in Note 12 — Long-Term Obligations of Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K, the Company recognized a gain of $273,149 on debt refinancing transactions.

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

(o)

As a result of a sustained decline in market capitalization, the Company recognized a non-cash pre-tax goodwill and intangibles impairment charges during the year ended December 31, 2019 and December 31, 2020, respectively. (see Note 4, Goodwill, of Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further discussion).

(p)

Note 6 – Disposition of Assets and Assets and Liabilities Held for Sale, the Company closed the previously disclosed sale of a substantial portion of its international operations. As of December 31, 2020, the Company reported the assets and liabilities of the international operations as held for sale and recorded a loss reserve of $73,948 against the net assets

(q)	Represents COVID-19 expenses for employees on temporary furlough for whom the Company provides health benefits; non-payroll expenses including advertising, occupancy and other store expenses
(r)

The Company recorded a $2.9 million gain on sale of its Canadian-based Party City stores, which is reported in Other expense, net on the Consolidated Statement of Operations and Comprehensive (Loss) Income

(s)

Represents a loss on sale of ownership interest in Punchbowl (see Note 21, Fair Value Measurements, of Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further discussion) and certain property, plant and equipment, and a write-off of goodwill related to the Company’s sale of its Canadian-based Party City stores

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Our Company

We are the leading party goods company by revenue in North America and, we believe, the largest vertically integrated supplier of decorated party goods globally by revenue. The Company is a popular one-stop shopping destination for party supplies, balloons, and costumes. In addition to being a great retail brand, the Company is a global, world-class organization that combines state-of-the-art manufacturing and sourcing operations, and sophisticated wholesale operations complemented by a multi-channel retailing strategy and e-commerce retail operations. The Company is a leading player in its category and vertically integrated in its breadth and depth. The Company designs, manufactures, sources and distributes party goods, including paper and plastic tableware, metallic and latex balloons, Halloween and other costumes, accessories, novelties, gifts and stationery throughout the world. The Company’s retail operations include 831 specialty retail party supply stores (including franchise stores) throughout the United States and Mexico operating under the names Party City and Halloween City, and e-commerce websites, including through the domain name PartyCity.com.

In addition to our retail operations, we are also one of the largest global designers, manufacturers and distributors of decorated consumer party products, with items found in retail outlets worldwide, including independent party supply stores, mass merchants, grocery retailers, e-commerce merchandisers and dollar stores. Our products are available or licensed in over 100 countries with the United Kingdom (“U.K.”), Canada, Germany, Mexico and Australia among the largest end markets for our products outside of the United States.

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

Segments

Our retail segment generates revenue primarily through the sale of our party supplies, which are sold under the Amscan and Anagram brand names through Party City, Halloween City and PartyCity.com. During 2020, 82% of the product that was sold by our retail segment was supplied by our wholesale segment and 26% of the product that was sold by our retail segment was self-manufactured.

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

Comparable Retail Same-Store Sales. The growth in same-store sales represents the percentage change in same-store sales in the period presented compared to the prior year. Same-store sales exclude the net sales of a store for any period if the store was not open during the same period of the prior year. Acquired stores are excluded from same-store sales until they are converted to the Party City format and included in our sales for the comparable period of the prior year. Comparable sales are calculated based upon stores that were open at least thirteen full months as of the end of the applicable reporting period and do not exclude stores closed due to state regulations regarding COVID-19. When a store is reconfigured or relocated within the same general territory, the store continues to be treated as the same store. If, during the period presented, a store was closed, sales from that store up to and including the closing day are included as same-store sales as long as the store was open during the same period of the prior year. Same-store sales for the Party City brand include North American retail e-commerce sales.

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

General and Administrative Expenses. General and administrative expenses include all operating costs not included elsewhere in the statement of operations and comprehensive (loss) income. These expenses include payroll and other expenses related to operations at our corporate offices, including occupancy costs, related depreciation and amortization, legal and professional fees.. These expenses generally do not vary proportionally with net sales.

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

Factors Affecting Our Results

Important events that have impacted or will impact the results presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include:

Inventory Disposal. During the fourth quarter of 2020, the Company continued to make progress in improving inventory levels across its stores and distribution network. Consistent with the strategy of rationalizing in-store SKU count and improving working capital velocity, the Company has updated its seasonal assortment strategy to target higher in-season sell-through of merchandise and reduce annual inventory carry-over. The more edited and curated assortments are expected to improve the customer experience by making stores easier to shop and product selections more relevant to consumers, while also improving the efficiency of inventory management and reducing working capital needs. As a result, the Company disposed of $88,358 in inventory during the fourth quarter of 2020 that will not be required in future seasons.

Sale of International Operations. In January 2021, the Company closed the previously disclosed sale of a substantial portion of its international operations. The announced sale had a total transaction value of approximately $50.6 million. As of December 31, 2020, the assets and liabilities of the international operations are considered held for sale. As a result, the company recorded a loss reserve of $73,948.

Store Impairment and Restructuring Charges. During the years ended December 31, 2020 and 2019, the Company performed a comprehensive review of its store locations aimed at improving the overall productivity of such locations (“store optimization program”) and, after careful consideration and evaluation of the store locations, the Company made the decision to accelerate the optimization of its store portfolio. In 2019, 55 stores were identified for closure, out of which 35 stores were closed in 2019 and 20 stores were closed in January 2020. In 2020, 21 stores identified for closure in the first quarter of 2020 and were closed in the third quarter. These closings should provide the Company with capital flexibility to expand into underserved markets. In addition, the Company evaluated the recoverability of long-lived assets at the open stores and recorded an impairment charge associated with the operating lease asset and property, plant and equipment for open stores where sales were affected due to the outbreak of, and local, state and federal governmental responses to, COVID-19. In conjunction with the store optimization program and store impairment, during the years ended December 31, 2020 and 2019, the Company recorded charges as detailed in Note 3 – Store Impairment and Restructuring Charges, of Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

COVID-19. Our business, operations, financial condition and liquidity have been and may continue to be materially and adversely affected by COVID-19. Further, the disruption to the global economy and to our business, along with the decline in our stock price, may negatively impact the carrying value of certain assets, including inventories, accounts receivable, intangibles and goodwill. The full extent to which COVID-19 and the measures to contain it will impact our business, operations, financial condition and liquidity will depend on the severity and duration of the COVID-19 outbreak and other future developments related to the response to the virus, all of which are highly uncertain, and we expect this uncertainty to continue in 2021. Our results of operations may be affected by the uncertainty surrounding the impact of the COVID-19 pandemic, and we will continue to actively monitor the impact of the COVID-19 pandemic on our expected losses. We have proactively managed our liquidity profile throughout the fiscal year and expect to continue to do so going forward. We expect to rely on cash on hand, cash generated by operations and borrowings available under our New ABL Facility to meet our working capital needs.

Goodwill and Intangibles Impairment. During the three months ended March 31, 2020, the Company identified intangible assets’ impairment indicators associated with its market capitalization and significantly reduced customer demand for its products due to COVID-19. As a result, the Company performed interim impairment tests on the goodwill at its retail and wholesale reporting units and its other indefinite lived intangible assets as of March 31, 2020. The interim impairment tests were performed using an income approach. The Company recognized non-cash pre-tax goodwill impairment charges at March 31, 2020 of $253,110 and $148,326 against the goodwill associated with its retail and wholesale reporting units, respectively. In addition, during the three months ended March 31, 2020, the Company recorded an impairment charge of $131,287 and $3,925 on its Party City and Halloween City tradenames, respectively. During the three months ended September 30, 2020 the Company has determined that the fair value of certain indefinite-lived intangible assets is lower than the related book values. Additionally, for certain long-lived assets it is more likely than not that those long-lived assets will be disposed significantly before the end of their previously estimated useful lives. As a result, impairment charges of $11,032, $2,423 and $31,277 were recorded in the third quarter on its business indefinite-lived trade name intangibles, finite-lived intangibles and tangible assets, respectively. During the three months ended December 31, 2020, there was no goodwill or intangibles impairment.

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

Sale/Leaseback Transaction. In June 2019, the Company sold its main distribution center in Chester, New York, its metallic balloons manufacturing facility in Eden Prairie, Minnesota and its injection molded plastics manufacturing facility in Los Lunas, New Mexico.  Simultaneously, the Company entered into twenty-year leases for each of the facilities.  The aggregate sale price was $128.0 million and, during the year ended December 31, 2019, the Company recorded a $58.4 million gain on the sale, net of transaction costs, in the Company’s condensed consolidated statement of operations and comprehensive loss.

Sale of Canadian-based Party City Stores. On October 1, 2019, the Company sold its Canadian-based Party City stores to a Canadian-based retailer for $131.7 million and entered into a 10-year supply agreement under which the acquirer agreed to purchase product from the Company for such Party City stores, as well as the acquirer’s other stores.  The Company used the net proceeds to paydown debt.

Loans and Long-Term Obligations. As referenced in Note 11 – Loans and Notes Payable of Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K during April 2019, the Company amended the ABL Facility. Such amendment removed the seasonal component and made the ABL Facility a $640 million facility with no seasonal modification component. The Company further reduced the ABL revolving commitments and prepaid the outstanding ABL revolving loans, in an aggregate principal amount equal to $44,000 in accordance with the ABL Facility credit agreement.

As detailed in Note 12 – Long-Term Obligations, during August 2018, the Company executed a refinancing of its debt portfolio and issued $500 million of new senior notes at an interest rate of 6.625%. The notes will mature in August 2026. The Company used the proceeds from the notes to: (i) reduce the outstanding balance under its existing ABL Facility by $90 million and (ii) voluntarily prepay $400 million of the outstanding balance under its existing Term Loan Credit Agreement. Additionally, as part of the refinancing, the Company extended the maturity of the ABL Facility to August 2023.

Further, in July 2020, the Company and certain of its direct or indirect subsidiaries, including PCHI, Anagram Holdings, LLC, a Delaware limited liability company and wholly owned direct subsidiary of PCHI (“Anagram Holdings”), and Anagram International, Inc., a Minnesota corporation and wholly owned direct subsidiary of Anagram Holdings, completed certain refinancing transactions, including, among other things: (i) the exchange of $327,076 of 6.125% Senior Notes due 2023 (the “2023 Notes”) and $392,746 of 6.625% Senior Notes due 2026 (the “2026 Notes” and, together with the 2023 Notes, the “Existing Notes”) issued by PCHI, in each case tendered in the Company’s offers to exchange pursuant to the terms described in a confidential offering memorandum, for (A) $156,669 of Senior Secured First Lien Floating Rate Notes due 2025 (the “First Lien Party City Notes”) issued by PCHI; (B) $84,687 of 10.00% PIK/Cash Senior Secured Second Lien Notes due 2026 (the “Second Lien Anagram Notes”) issued by Anagram Holdings and Anagram International (together, the “Anagram Issuers”); and (C) 15,942,551 shares of the Company’s common stock, $0.01 par value per share (the “Common Stock”); (ii) the issuance of $110,000 in the aggregate of 15.00% PIK/Cash Senior Secured First Lien Notes due 2025 (the “First Lien Anagram Notes”) by the Anagram Issuers and an additional $5,000 of First Lien Party City Notes in connection with a rights offering and a private placement, as applicable; and (iii) the solicitations of certain consents with respect to the indentures governing Existing Notes.

Acquisitions. During 2018, we acquired 58 franchise and independent stores. The acquisitions increased net sales for our retail segment by approximately $67 million versus 2017. Additionally, these acquisitions decreased our third-party wholesale sales by $20 million as post-acquisition wholesale sales to such stores are now eliminated as intercompany sales.

Tax. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act (“the CARES Act”) was signed into law. The CARES Act is a $2 trillion legislative package intended to provide economic relief to companies impacted by the COVID-19 pandemic, and it enacted a number of Internal Revenue Code modifications which are of particular benefit to us, including: (1) 5-year net operating loss carryback, (2) temporary relaxation of the limitation on interest deductions by raising for 2019 and 2020 the business interest expense limitation from 30% to 50% of our Adjusted Taxable Income, and by allowing for the option to use the higher 2019 Adjusted Taxable Income to compute the 2020 limitation, (3) qualified improvement property eligible for 100% bonus depreciation, (4) employee retention tax credits, and (5) the deferral of the payment of most of the employer share of social security payroll tax incurred in 2020 until 2021 (50%) and 2022 (50%).

Results of Operations

The following tables set forth our operating results and operating results as a percentage of total revenues for the years ended December 31, 2020 and 2019.

	Fiscal Year Ended December 31,
	2020		2019
	(Dollars in thousands, except per share data)
Revenues:
Net sales	$1,843,444	99.6%	$2,339,510	99.6%
Royalties and franchise fees	7,246	0.4	9,279	0.4
Total revenues	1,850,690	100.0	2,348,789	100.0
Expenses:
Cost of sales	1,369,935	74.0	1,500,633	63.9
Wholesale selling expenses	50,121	2.7	67,103	2.9
Retail operating expenses	387,398	20.9	440,395	18.7
Franchise expenses	12,146	0.7	13,152	0.6
General and administrative expenses	210,244	11.4	177,672	7.6
Art and development costs	17,638	1.0	23,203	1.0
Development stage expenses	2,932	0.2	10,736	0.5
Gain on sale/leaseback transaction	—	0.0	(58,381)	(2.5)
Store impairment and restructuring charges	22,449	1.2	29,038	1.2
Loss on assets held for sale	73,948	4.0	—	0.0
Goodwill, intangibles and long-lived assets impairment	581,380	31.4	562,631	24.0
Total expenses	2,728,191	147.4	2,766,182	117.8
(Loss) income from operations	(877,501)	(47.4)	(417,393)	(17.8)
Interest expense, net	77,043	4.2	114,899	4.9
Other expense, net	3,715	0.2	1,871	0.1
(Gain) on debt refinancing	(273,149)	(14.8)	—	0.0
(Loss) income before income taxes	(685,110)	(37.0)	(534,163)	(22.7)
Income tax (benefit) expense	(156,653)	(8.5)	(1,305)	(0.1)
Net (loss) income	(528,457)	(28.6)%	(532,858)	(22.7)%
Less: Net loss attributable to noncontrolling interests	(219)	—	(363)	—
Net (loss) income attributable to common shareholders of Party City Holdco Inc.	$(528,238)	(28.5)%	$(532,495)	(22.7)%
Net (loss) income per share attributable to common shareholders of Party City Holdco Inc.—basic	$(5.24)		$(5.71)
Net (loss) income per share attributable to common shareholders of Party City Holdco Inc.—diluted	$(5.24)		$(5.71)

Revenues

Total revenues for 2020 were $1,850.7 million and were $498.1 million, or 21.2% lower than 2019. The following table sets forth the Company’s total revenues for the years ended December 31, 2020 and 2019.

	Fiscal Year Ended December 31,
	2020		2019
	Dollars in Thousands	Percentage of Total Revenues	Dollars in Thousands	Percentage of Total Revenues
Net Sales:
Wholesale	$940,228	50.8%	$1,240,026	52.8%
Eliminations	(471,863)	(25.5)	(642,652)	(27.4)
Net wholesale	468,365	25.3	597,374	25.4
Retail	1,375,079	74.3	1,742,136	74.2
Total net sales	1,843,444	99.6	2,339,510	99.6
Royalties and franchise fees	7,246	0.4	9,279	0.4
Total revenues	$1,850,690	100.0%	$2,348,789	100.0%

Retail

Retail net sales during 2020 were $1,375.1 million and decreased $367.1 million, or 21.1%, compared to 2019. Retail net sales at our Party City stores totaled $1,367.4 million and were $324.1 million, or 19.2%, lower than 2019 primarily due to the unfavorable impact of COVID-19 in the second quarter of 2020 as stores were closed due to state mandated restrictions, the sale of our 65 Canadian retail stores prior to the Halloween season, the impact of reduced sales from 77 stores identified for closure in conjunction with our 2019 store optimization program, and impact from reduced sales from temporary Halloween City stores. Sales at our temporary Halloween stores (principally Halloween City) totaled $6.3 million and were $40.9 million lower than 2019, primarily due to reduction in store count (25 in 2020 versus 256 in 2019) During 2020, sales at other store formats totaled $1.4 million.

Same-store sales for the Party City brand decreased by 17.0% during 2020. Same-store sales percentages were not affected by foreign currency as such percentages are calculated in local currency.

Wholesale

Wholesale net sales during 2020 totaled $468.4 million and were $129.0 million, or 21.6%, lower than 2019. Net sales to third parties totaled $165.8 million and were $66.0 million, or 28.5%, lower than during 2019. The decrease is primarily due to the unfavorable impact of COVID-19 as business closures due to state mandated restrictions as well as reduced social activities negatively impacted sales. Results also reflects closures and acquisitions of franchise stores throughout 2020. Net sales of metallic balloons to domestic distributors and retailers (including our franchisee network) totaled $78.3 million during 2020 and were $9.2 million, or 10.6%, lower than during 2019 primarily due to interruption of manufacturing operations related to COVID-19 restrictions and other business closures.

Intercompany sales to our retail affiliates totaled $471.9 million during 2020 and were $170.8 million lower than during the prior year. The decrease in 2020 intercompany sales principally reflects a lower store count compared to 2019 and a reduction in purchases impacted by COVID-19 temporary store closures, an initiative to reduce the overall product assortment, the sale of stores to Canadian tire, and the closure of retail stores in 2019 and 2020. The intercompany sales of our wholesale segment are eliminated against the intercompany purchases of our retail segment in the consolidated financial statements. Intercompany sales represented 51.8% of total wholesale sales during 2020, compared to 51.8% during 2019. The intercompany sales of our wholesale segment are eliminated against the intercompany purchases of our retail segment in the consolidated financial statements.

Royalties and franchise fees

Royalties and franchise fees during 2020 totaled $7.2 million and were $2.0 million lower than during 2019, reflecting the decreasing franchise store count as a result of our franchise store acquisitions, along with lower sales at franchise stores.

Gross Profit

The following table sets forth the Company’s gross profit for the years ended December 31, 2020 and December 31, 2019.

	Fiscal Year Ended December 31,
	2020		2019
	Dollars in Thousands	Percentage of Net Sales	Dollars in Thousands	Percentage of Net Sales
Retail	$400,738	29.1%	$696,439	40.0%
Wholesale	74,256	15.9	142,438	23.8
Total	$474,994	25.7%	$838,877	35.9%

The gross profit margin on net sales at retail during 2020 was 29.1% or 1,083 basis points lower than 40.0% during 2019. The decrease is primarily attributable to year-end inventory disposal, deleverage of store occupancy costs, along with markdowns related to the Company’s “store optimization program”, partially offset by reduction of spend on promotions. The manufacturing share of shelf at retail (i.e., the percentage of our retail product cost of sales manufactured by our wholesale segment) increased from 23.5% in 2019 to 26.0% during 2020, driven by the increased balloon production in our wholesale business. Our wholesale share of shelf at our Party City stores and our North American retail e-commerce operations (i.e., the percentage of our retail product cost of sales supplied by our wholesale segment) was 82.1% during 2020 compared to 79.6% during 2019.

The gross profit on net sales at wholesale during 2020 and 2019 was 15.9% and 23.8%, respectively. The decrease in comparison to 2019 is primarily due to inventory write-downs attributable to discontinuation of the gift line and the updated assortment strategy at our retail stores, as well as deleverage of distribution and manufacturing costs on the lower sales volumes.

Operating expenses

Wholesale selling expenses totaled $50.1 million during 2020 compared to $67.1 million during 2019. The decrease of $17.0 million, or 30.0%, was largely due to lower payroll costs as well as lower travel, trade show and commission expenses.

Retail operating expenses during 2020 were $387.4 million and were $53.0 million, or 13.7%, lower than in 2019. The decrease was principally due to disciplined cost controls, with lower advertising expense, lower store payroll due to lower store count from the 2019 store optimization, along with lower variable costs related to reduced sales impacted by COVID-19 temporary store closures. Retail operating expenses were 28.2% and 25.3% of net retail sales during 2020 and 2019, respectively.

Franchise expenses during 2020 and 2019 were $12.1 million and $13.2 million respectively.

General and administrative expenses during 2020 totaled $210.2 million and were $32.6 million, or 18.3%, higher than in 2019. The increase for 2020 was principally due to higher professional fees, increased depreciation, stock compensation, higher bad debt expense, and new executive leadership compensation partially offset by lower employee payroll from furloughs associated with the COVID-19 pandemic and less travel. General and administrative expenses as a percentage of total revenues were 11.4% and 7.6% during 2020 and 2019, respectively.

Art and development costs were consistent at $17.6 million and $23.2 million during 2020 and 2019, respectively, consistent at 1.0% of total revenue. The decrease in 2020 was mainly due to lower employee payroll from furloughs, lower freelance spending and reductions related to the discontinuation of the gift line.

Development stage expenses represent start-up costs related to Kazzam (see Note 25, Kazzam LLC., of Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further discussion).

Interest expense, net

Interest expense, net, totaled $77.0 million during 2020, compared to $114.9 million during 2019. The decrease in interest principally reflects lower amounts of debt outstanding as a result of the Company’s July 2020 refinancing (see Note — 11, Loans and Notes Payable, and Note 12 — Long-Term Obligations, of Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further discussion) as well as 2020 paydown of debt from proceeds from the 2019 sale of Canadian stores.

Other expense, net

Other expense, net, totaled $3.7 million during 2020 and $1.9 million during 2019.

(Gain) on debt refinancing

As described in Note 12 — Long-Term Obligations, of Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K, the Company recognized a gain of $273.1 million on debt refinancing transactions.

Income tax expense

The effective income tax rate for the year ended December 31, 2020, 22.9%, is different from the statutory  rate, 21%, primarily due to the goodwill impairment charge of $401.4 million, offset by the CODI of $283.5 million excluded from taxable income, and the benefit from the CARES Act 5-year NOL carryback.  See Note 17, Income Tax, of Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further discussion.

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

Store impairment and restructuring charges

During the years ended December 31, 2020 and 2019, the Company performed a comprehensive review of its store locations aimed at improving the overall productivity of such locations (“store optimization program”) and, after careful consideration and evaluation of the store locations, the Company made the decision to accelerate the optimization of its store portfolio. In 2019, 55 stores were identified for closure, out of which 35 stores were closed in 2019 and 20 stores were closed in January 2020. In 2020, 21 stores identified for closure in the first quarter of 2020 and were closed in the third quarter. These closings provided the Company with capital flexibility to expand into underserved markets. In addition, the Company evaluated the recoverability of long lived assets at the open stores and recorded an impairment charge associated with the operating lease asset and property, plant and equipment for open stores where sales were affected due to the outbreak of, and local, state and federal governmental responses to, COVID-19. In conjunction with the store optimization program, during the 2020 and 2019, the Company recorded a$15.5 and a $14.9 million impairment charges for its operating lease asset, a $2.1 and a $4.7 million impairment charges for property, plant and equipment and a $4.9 and a $8.7 million of labor and other costs related to closing the stores, respectively. See Note 3, Store Impairment and Restructuring Charges, of Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further discussion.

Impairment of goodwill and intangible assets

In both 2020 and 2019, the Company recorded non-cash pre-tax goodwill and intangibles impairment charges were the result of a sustained decline in the Company's market capitalization and, in early 2020, due to significantly reduced customer demand for its products due to COVID-19. The improved market capitalization later in 2020 resulted in the decrease of impairment versus 2019.

The following tables set forth our operating results and operating results as a percentage of total revenues for the years ended December 31, 2019 and 2018:

	Fiscal Year Ended December 31,
	2019		2018
	(Dollars in thousands, except per share data)
Revenues:
Net sales	$2,339,510	99.6%	$2,416,442	99.5%
Royalties and franchise fees	9,279	0.4	11,073	0.5
Total revenues	2,348,789	100.0	2,427,515	100.0
Expenses:
Cost of sales	1,500,633	63.9	1,435,358	59.1
Wholesale selling expenses	67,103	2.9	71,502	2.9
Retail operating expenses	440,395	18.7	425,996	17.5
Franchise expenses	13,152	0.6	13,214	0.5
General and administrative expenses	177,672	7.6	172,764	7.1
Art and development costs	23,203	1.0	23,388	1.0
Development stage expenses	10,736	0.5	7,008	0.3
Gain on sale/leaseback transaction	(58,381)	(2.5)	—	—
Store impairment and restructuring charges	29,038	1.2	—	—
Goodwill and intangibles impairment	562,631	24.0	—	—
Total expenses	2,766,182	117.8	2,149,230	88.5
Income from operations	(417,393)	(17.8)	278,285	11.5
Interest expense, net	114,899	4.9	105,706	4.4
Other expense, net	1,871	0.0	10,982	0.5
Income before income taxes	(534,163)	(22.7)	161,597	6.7
Income tax expense(benefit)	(1,305)	(0.1)	38,778	1.6
Net income	(532,858)	(22.7)	122,819	5.1
Add: Net income attributable to redeemable securities holder	—	—	409	—
Less: Net loss attributable to noncontrolling interests	(363)	—	(31)	—
Net income attributable to common shareholders of Party City Holdco Inc.	$(532,495)	(22.7)%	$123,259	5.1%
Net income per share attributable to common shareholders of Party City Holdco Inc.—basic	$(5.71)		$1.28
Net income per share attributable to common shareholders of Party City Holdco Inc.—diluted	$(5.71)		$1.27

Revenues

Total revenues for 2019 were $2,348.8 million and were $78.7 million, or 3.2%, lower than 2018. The following table sets forth the Company’s total revenues for the years ended December 31, 2019 and 2018.

	Fiscal Year Ended December 31,
	2019		2018
	Dollars in Thousands	Percentage of Total Revenues	Dollars in Thousands	Percentage of Total Revenues
Net Sales:
Wholesale	$1,240,026	52.8%	$1,325,490	54.6%
Eliminations	(642,652)	(27.4)	(711,882)	(29.3)
Net wholesale	597,374	25.4	613,608	25.3
Retail	1,742,136	74.1	1,802,834	74.3
Total net sales	2,339,510	99.6	2,416,442	99.5
Royalties and franchise fees	9,279	0.4	11,073	0.5
Total revenues	$2,348,789	100.0%	$2,427,515	100.0%

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

Royalties and franchise fees

Royalties and franchise fees during 2019 totaled $9.3 million and were $1.8 million lower than during 2018, reflecting the decreasing franchise store count as a result of our franchise store acquisitions.

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

Development stage expenses represent start-up costs related to Kazzam (see Note 25 - Kazzam LLC., of Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further discussion).

Interest expense, net

Interest expense, net, totaled $114.9 million during 2019, compared to $105.7 million during 2018. The increase in interest principally reflects the full year impact of the Company’s August 2018 refinancing as well as the impact of average borrowings and average rates under our ABL credit facility and Term Loan (see Note 11 - Loans and Notes Payable, of Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further discussion).

Other expense, net

Other expense, net, totaled $1.9 million during 2019 and $11.0 million during 2018. The net decrease was principally due to non-recurring costs in 2018 associated with the Company’s August 2018 debt refinancing, including the write-off of $2.8 million of existing capitalized deferred finance costs and original issue discounts and the incurrence of $2.3 million in related third-party fees.

Income tax expense

The effective income tax rate for the year ended December 31, 2019, 0.2%, is different from the statutory rate, 21%, primarily due to the goodwill impairment charge of $556.1 million, and the tax effects of the sale of the Canada Party City stores. See Note 17-Income Tax, of Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further discussion.

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

Senior secured term loan facility (“Term Loan Credit Agreement”)

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

The Company may redeem the 6.125% Senior Notes, in whole or in part, at par.

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

8.75% Senior Secured Notes — Due 2026 (“8.75% Senior Notes”)

Refer to Note 27 — Subsequent Events for additional information regarding the 8.75% Senior Notes.

In accordance with the 8.75% Senior Notes, the Company is required to provide quarterly and annual disclosure of certain financial metrics for Anagram Holdings, LLC and its subsidiary (“Anagram”). For the quarter ended December 31, 2020, Anagram reported:

•	Revenue of $50.6 million, including net sales to Party City affiliates of approximately $23.6 million
•	Operating income of $11.5 million
•	Adjusted EBITDA of $13.0 million

For the year ended December 31, 2020, Anagram reported

•	Revenue of $ 157.1 million, including net sales to Party City affiliates of approximately $68.6 million
•	Operating income of $25.8 million
•	Adjusted EBITDA of $33.2 million

At December 31, 2020, Anagram had total assets of $219 million, including affiliate accounts receivable of $7.4 million

At December 31, 2020, Anagram had total assets of $219 million, including affiliate accounts receivable of $7.4 million

First Lien Party City Notes, First Lien Anagram Notes, Second Lien Anagram Notes

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

The First Lien Party City Notes were issued pursuant to an indenture, dated as of the Settlement Date, among PCHI, as issuer, certain guarantors party thereto (the “Party City Guarantors”) and Ankura Trust Company, LLC (“Ankura”), as trustee and collateral trustee. The First Lien Party City Notes were issued in an aggregate amount of $161,669 and will mature on July 15, 2025. Interest on the First Lien Party City Notes accrues from the Settlement Date at a floating rate equal to the 6-month London Inter-Bank Offered Rate plus 500 basis points (with a floor of 75 basis points) per annum, payable semi-annually in arrears on January 15 and July 15 of each year, commencing January 15, 2021. The First Lien Party City Notes are senior secured obligations of PCHI and the Party City Guarantors. The First Lien Party City Notes are pari passu in right of payment with all of PCHI’s other senior indebtedness, including the existing senior secured term loan facility and the ABL Facility, and are structurally subordinated to the First Lien Anagram Notes and the Second Lien Anagram Notes, to the extent of the value of the Anagram Collateral (as defined below). The First Lien Party City Notes are secured by a first priority lien on collateral that includes liens on substantially all assets (other than certain accounts, inventory, deposit accounts, securities accounts, related assets and general intangibles) of the Party City Guarantors, in each case subject to certain exceptions and permitted liens.

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

Other Credit Agreements

At December 31, 2020 and December 31, 2019, borrowings under the foreign facilities totaled $1.3 million and $1.4 million, respectively.

Other Indebtedness

Additionally, we have entered into various finance leases for machinery and equipment. At December 31, 2020 and December 31, 2019 the balances of such leases in our consolidated balance sheets were $15.0million and $14.9 million, respectively. We also have numerous non-cancelable operating leases for retail store sites, as well as leases for offices, distribution facilities and manufacturing facilities. These leases generally contain renewal options and require us to pay real estate taxes, utilities and related insurance costs.

Liquidity

We expect that cash generated from operating activities and availability under our credit agreements will be our principal sources of liquidity. Based on our current level of operations, we believe that these sources will be adequate to meet our liquidity needs for at least the next 12 months. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the ABL Facility, the Term Loan Credit Agreement and Notes described earlier and in amounts sufficient to enable us to repay our indebtedness or to fund our other liquidity needs. Refer to Note 11 – Loans and Notes Payable and Note 12 – Long-Term Obligations of Item 8, “Financial Statements and Supplementary Data” and Company’s “Risks Related to Our Indebtedness” in Item 1A of this Annual Report for additional information.

Cash Flow Data – Year Ended December 31, 2020, Compared to Year Ended December 31, 2019

Net cash provided by operating activities totaled $77.2 million during 2020, essentially flat to net cash provided by operating activities totaled $43.7 million during 2019.

Net cash used in investing activities totaled $54.3 million during 2020, as compared to $163.7 million provided by 2019 investing activities. Capital expenditures during 2020 and 2019 were $51.1 million and $61.7 million, respectively. Retail capital expenditures totaled $28.9 million during 2020 and were related to initiatives in technology and investments in our Next Gen store conversions. Wholesale capital expenditures during 2020 totaled $22.1 million and primarily related to printing plates and dyes, as well as machinery and equipment at the Company’s manufacturing operations and main distribution center. In addition, in 2019 our cash flow includes proceeds from disposal of assets of $246.3 million.

Net cash provided by financing activities was $93.7 million during 2020 due to proceeds from the Company’s debt refinancing in the third quarter of 2020. Net cash used in financing activities was $237.7 million during 2019.

Cash Flow Data – Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Net cash provided by operating activities totaled $43.7 million during 2019. Net cash provided by operating activities totaled $101.9 million during 2018. Net cash flows provided by operating activities before changes in operating assets and liabilities were $24.8 million during 2019, compared to $226.4 million during 2018. Changes in operating assets and liabilities during 2020 resulted in a source of cash of $18.9 million. Changes in operating assets and liabilities during 2018 resulted in a use of cash of $124.5 million (see Note 2, Summary of Significant Accounting Policies and Note 27, Restricted Cash, of Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further discussion). The operating assets and liabilities year over year change was principally due to a reduction in inventory offset by a reduction in accounts payable.

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

Net cash used in financing activities was $237.7 million during 2019. Net cash provided by financing activities was $56.2 million during 2018. The change in net cash used in financing activities was due to a paydown of debt using the net proceeds received from the Sale/Leaseback Transaction (see Note 5, Sale/Leaseback Transaction, of Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further discussion) and the sale of Canadian-based Party City stores (see Note 6, Disposition of Assets and Liabilities Held for Sale, of Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further discussion).

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

Goodwill is reviewed for potential impairment on an annual basis or more frequently if circumstances indicate a possible impairment. The Company performed annual impairment test on its wholesale and retail reporting  units, respectively. In the analysis performed for the wholesale reporting unit, there was less than 10% excess fair value over carrying value. Should actual result differ from certain key assumptions used in impairment tests, including revenue and EDITDA growth, which are both impacted by economic conditions, or should other key assumptions change, including discount rates and market multiples, in subsequent periods the Company could record impairment change for goodwill.

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

Recently Issued Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, which provides guidance providing optional expedients and exceptions for applying U.S. generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. Additionally, in January 2021, the FASB issued ASU 2021-01, which allows entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates. These ASUs are effective as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of this guidance on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement”. The new guidance improves and clarifies the fair value measurement disclosure requirements of ASC 820. The new disclosure requirements include the disclosure of the changes in unrealized gains or losses included in other comprehensive (loss) income for recurring Level 3 fair value measurements held at the end of the reporting period and the explicit requirement to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The other provisions of ASU 2018-13 also include eliminated and modified disclosure requirements. The guidance was effective for fiscal years beginning after December 15, 2019. The Company has adopted this guidance effective January 1, 2020, prospectively and the adoption and application of this standard did not have a material impact to the consolidated financial statements.

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

In January 2017 the FASB issued ASU No. 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which eliminates the requirement to measure a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the amendments in ASU 2017-04, an entity will perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized will not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity will consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable.  The Company adopted ASU No. 2017-04 during the first quarter of 2019. See Note 4 – Goodwill.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows: Restricted Cash”. The pronouncement requires companies to show changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The Company adopted the pronouncement, which requires retrospective application, during the first quarter of 2018. The impact of such adoption was immaterial to the Company’s consolidated financial statements. See Note 27 – Restricted Cash, for further discussion.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses”.  The ASU changes how entities will account for credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The ASU requires that an entity measure and recognize expected credit losses at the time the asset is recorded, while considering a broader range of information to estimate credit losses including macroeconomic conditions that correlate with historical loss experience, delinquency trends and aging behavior of receivables, among others. The Company has adopted this guidance effective January 1, 2020, prospectively, with respect to its receivables, and the adoption and application of this standard did not have a material impact to the consolidated financial statements during the year ended 2020.

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

The pronouncement had no impact on the Company’s consolidated statement of operations and comprehensive loss and it did not impact the Company’s compliance with its debt covenants.  Additionally, the standard requires companies to make certain disclosures. See Note 26 – Leases.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The pronouncement contains a five-step model which replaces most existing revenue recognition guidance. The new standard became effective for the Company on January 1, 2018. The Company adopted the pronouncement using the modified retrospective approach. Therefore, on January 1, 2018, the Company adjusted its accounting for certain discounts which are related to the timing of payments by customers of its wholesale business and the Company recorded a cumulative-effect adjustment which reduced retained earnings by $46. Additionally, as of such date, the Company modified its accounting for certain metallic balloon sales of its wholesale segment and started to defer the recognition of revenue on such sales, and the related costs, until the balloons have been filled with helium. As a result, the Company recorded a cumulative-effect adjustment which increased retained earnings by $8. Finally, as of such date, the Company adjusted its accounting for certain discounts on wholesale sales of seasonal product and the Company recorded a cumulative-effect adjustment which reduced retained earnings by $40. See Note 24 – Revenue from Contracts with Customers, of Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further discussion of the adoption of the pronouncement and the Company’s revenue recognition policy.

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

If market interest rates for our variable rate indebtedness had averaged 2% more than the actual market interest rates during the year ended December 31, 2020, our interest expense for the year would have increased by $19.8 million.

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

Prior to the sale of a substantial portion of its international operations per Note 6, Disposition of Assets and Assets and Liabilities Held for Sale, of Item 8, “Financial Statements and Supplementary Data”, certain foreign subsidiaries purchased product or raw materials in U.S. Dollars and sold such product in their local currencies. Certain foreign subsidiaries also sold product in U.S. Dollars and manufactured/purchased such product in their local currencies. To the extent that the subsidiaries could not adjust their local currency selling prices to reflect the strengthening or weakening of the U.S. Dollar, the subsidiaries’ gross margins were negatively impacted when the related product is sold.  As a result, the previously owned foreign subsidiaries entered into foreign currency forward contracts to hedge against a portion of the earnings impact of the risks. See Note 22, Derivative Financial Instruments, of Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further detail of our existing contracts.

Additionally, the financial statements of foreign subsidiaries with functional currencies other than the U.S. Dollar are translated into U.S. Dollars during our financial statement close process. To the extent that the U.S. Dollar fluctuates versus such functional currencies, our consolidated financial statements are impacted. Based on the loss from operations for such subsidiaries for the year ended December 31, 2020, a uniform 10% change in such exchange rates versus the U.S. Dollar would have impacted our consolidated (loss) gain from operations for the year by approximately $1.4 million.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Party City Holdco Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Party City Holdco Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive (loss) income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedules listed in the index at item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated  March 11, 2021 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02

As discussed in Note 2 and Note 26 to the consolidated financial statements, effective January 1, 2019 the Company changed its method of accounting for leases due to the adoption of ASU No. 2016-02, Leases and associated amendments (Topic 842).

   Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Indefinite-lived Intangible Assets, including Goodwill
Description of the Matter

At December 31, 2020, the Company’s goodwill and trade names were $661 million and $384 million, respectively. As discussed in Note 2 to the consolidated financial statements, goodwill and trade names are tested for impairment annually or more frequently if certain indicators arise. For purposes of testing goodwill for impairment, the Company identified two reporting units which are the wholesale and the retail reporting units. In 2020, the Company recorded wholesale and retail goodwill impairment charges of $148 million and $253 million, respectively, and an impairment charge associated with its trade names of $146 million.

Auditing management’s impairment tests associated with its goodwill and trade names included especially subjective judgements due to the estimation required in determining the fair value of the reporting units and the value of the other indefinite lived intangibles. In particular, the fair value estimates were dependent on significant assumptions, such as the weighted average cost of capital, revenue and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) margin growth rates, royalty rates and projected cash flow terminal growth rates that are affected by expected future market or economic conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company's impairment assessments, including management's review controls over the determination of the significant assumptions described above and the data underlying these assumptions.

To test the estimated fair value of the Company’s reporting units and trade names, we performed audit procedures that included, among others, assessing the valuation methodologies used and testing management’s significant assumptions, discussed above, by comparing them to current industry and economic trends, trends in customer demands and other external factors.  We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units and trade names that would result from changes in the assumptions. We involved our valuation specialists to assist in reviewing the valuation methodology, the weighted average cost of capital and other significant assumptions. In addition, as part of our auditing of goodwill, we reviewed the reconciliation of the fair value of the reporting units to the overall market capitalization of the Company.

Retail Inventory Reserves
Description of the Matter

The Company's inventories, net of reserves totaled $412 million as of December 31, 2020. As described in Note 2 to the consolidated financial statements, inventories are valued at the lower of cost and net realizable value.

Auditing management's estimates of the net realizable value of its inventory and reserves for excess and obsolete inventory, involved especially subjective auditor judgment as such estimates are based on various factors that are affected by market and economic conditions. In particular, the net realizable value, obsolete and excess inventory reserve calculations are sensitive to certain significant assumptions, including expected sales demand, manufacturing schedules, pricing strategies, and the effect of the possible discontinuation of product designs.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company's inventory reserve process, including management's review controls over the determination of the significant assumptions and the data underlying the calculations of the net realizable value of inventory and the excess and obsolete inventory reserves.

Our procedures included, among others, evaluating the significant assumptions, identified above, and testing the accuracy and completeness of the underlying data used in management's inventory reserve calculation. We recalculated the reserve using management’s methodology and evaluated the methodology and the significant assumptions for reasonableness. We also evaluated management’s retrospective analysis to assess the historical accuracy of the inventory reserves and performed sensitivity analyses over the significant assumptions to evaluate whether changes to these assumptions may result in material changes in the calculated inventory reserves.

Troubled Debt Restructuring
Description of the Matter

As more fully described in Note 12 to the consolidated financial statements, on July 30, 2020 the Company completed  a debt restructuring transaction whereby a portion of its existing 6.125% Senior Notes due 2023 and 6.625% Senior Notes due 2026, were exchanged for a variety of new notes as well as common stock. The debt restructuring transaction was accounted for as troubled debt restructuring (“TDR”). As a result of the transaction, the Company recognized a pre-tax gain of $273 million and recorded the income tax effects of the transaction on its current and deferred taxes as described in Note 17.

Auditing the TDR involved especially complex accounting assessment and calculations. Specifically, the determination that the transaction was a TDR required subjective judgement and calculations to establish whether the third-party participants in the debt transaction had made a concession. The recorded gain as a result of the TDR transaction was based on calculations of the new debt balance inclusive of future interest, consideration of the participation percentages of each creditor, transaction costs and the fair value of issued common stock. In addition, significant audit effort was necessary in evaluating the income tax consequences of the transaction, which required tax technical assessments and calculations in determining the appropriate tax treatment.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company's accounting for the troubled debt restructuring, including management's review controls over the technical accounting aspects of the transaction and related calculations described above, including review of the income tax consequences of the transaction.

Our procedures included, among others, reading the underlying agreements and assessing the terms in relation to the technical accounting guidance, testing of the completeness and accuracy of the underlying data and the calculations supporting the TDR accounting. Specifically, we recalculated the concession assessment, the TDR gain and the fair value of stock issued using management’s methodology and evaluated the methodology in accordance with the technical accounting guidance for such transactions. We obtained external confirmations from a sample of creditors validating the terms of the exchange, vouched cash received in the transaction, and tested transaction costs for completeness and accuracy on a sample basis. We also obtained confirmations from legal representatives that there are no side agreements with the debt exchange participants or other relevant facts to be considered in the assessment.

With respect to the income tax accounting for the transaction, we evaluated management’s calculations and tax technical positions. We involved our valuation specialists to assist us in reviewing tax related valuations used to support the tax technical positions.

/s/ ERNST & YOUNG LLP

We have served as the Company’s auditor since 1998.

New York, New York

March 11, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Party City Holdco Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Party City Holdco Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Party City Holdco Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedules listed in the index at Item 15 and our report dated March 11, 2021 expressed an unqualified opinion thereon.

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

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ ERNST & YOUNG LLP

New York, New York

March 11, 2021

PARTY CITY HOLDCO INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$119,532	$34,917
Accounts receivable, net	90,879	149,109
Inventories, net	412,285	658,419
Prepaid expenses and other current assets	45,905	51,685
Income tax receivable	57,549	—
Assets held for sale, net	83,110	—
Total current assets	809,260	894,130
Property, plant and equipment, net	209,412	243,572
Operating lease asset	700,087	802,634
Goodwill	661,251	1,072,330
Trade names	384,428	530,320
Other intangible assets, net	32,134	45,060
Other assets, net	9,883	7,273
Total assets	$2,806,455	$3,595,319
LIABILITIES, REDEEMABLE SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$175,707	$128,806
Accounts payable	118,928	152,300
Accrued expenses	160,605	150,921
Liabilities held for sale	68,492	—
Current portion of operating lease liability	176,045	155,471
Income taxes payable	524	35,905
Current portion of long-term obligations	13,576	71,524
Total current liabilities	713,877	694,927
Long-term obligations, excluding current portion	1,329,808	1,503,987
Long-term portion of operating lease liability	654,729	720,735
Deferred income tax liabilities	34,705	126,081
Other long-term liabilities	22,815	16,517
Total liabilities	2,755,934	3,062,247
Redeemable securities	—	3,351
Commitments and contingencies
Stockholders’ equity:
Common stock (110,781,613 and 94,461,576 shares outstanding and 122,061,711 and 121,662,540 shares issued at December 31, 2020 and December 31, 2019, respectively)	1,373	1,211
Additional paid-in capital	971,972	928,573
Retained (deficit) earnings	(565,457)	(37,219)
Accumulated other comprehensive loss	(29,916)	(35,734)
Total Party City Holdco Inc. stockholders’ equity before common stock held in treasury	377,972	856,831
Less: Common stock held in treasury, at cost (11,280,098 and 27,200,964 shares at December 31, 2020 and December 31, 2019, respectively)	(327,182)	(327,086)
Total Party City Holdco Inc. stockholders’ equity	50,790	529,745
Noncontrolling interests	(269)	(24)
Total stockholders’ equity	50,521	529,721
Total liabilities, redeemable securities and stockholders’ equity	$2,806,455	$3,595,319

See accompanying notes to consolidated financial statements.

PARTY CITY HOLDCO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(In thousands, except share and per share data)

	Fiscal Year Ended December 31,
	2020	2019	2018
Revenues:
Net sales	$1,843,444	$2,339,510	$2,416,442
Royalties and franchise fees	7,246	9,279	11,073
Total revenues	1,850,690	2,348,789	2,427,515
Expenses:
Cost of sales	1,369,935	1,500,633	1,435,358
Wholesale selling expenses	50,121	67,103	71,502
Retail operating expenses	387,398	440,395	425,996
Franchise expenses	12,146	13,152	13,214
General and administrative expenses	210,244	177,672	172,764
Art and development costs	17,638	23,203	23,388
Development stage expenses	2,932	10,736	7,008
Gain on sale/leaseback transaction	—	(58,381)	—
Store impairment and restructuring charges	22,449	29,038	—
Loss on assets held for sale	73,948	—	—
Goodwill, intangibles and long-lived assets impairment	581,380	562,631	—
Total expenses	2,728,191	2,766,182	2,149,230
(Loss) income from operations	(877,501)	(417,393)	278,285
Interest expense, net	77,043	114,899	105,706
Other expense, net	3,715	1,871	10,982
(Gain) on debt refinancing	(273,149)	—	—
(Loss) income before income taxes	(685,110)	(534,163)	161,597
Income tax expense (benefit)	(156,653)	(1,305)	38,778
Net (loss) income	(528,457)	(532,858)	122,819
Add: Net income attributable to redeemable securities holder	—	—	409
Less: Net loss attributable to noncontrolling interests	(219)	(363)	(31)
Net (loss) income attributable to common shareholders of Party City Holdco Inc	$(528,238)	$(532,495)	$123,259
Net (loss) income per share attributable to common shareholders of Party City Holdco Inc.—Basic	$(5.24)	$(5.71)	$1.28
Net (loss) income per share attributable to common shareholders of Party City Holdco Inc.—Diluted	$(5.24)	$(5.71)	$1.27
Weighted-average number of common shares—Basic	100,804,944	93,295,692	96,133,144
Weighted-average number of common shares—Diluted	100,804,944	93,295,692	97,271,050
Other comprehensive (loss) income, net of tax:
Foreign currency adjustments	$6,143	$12,599	$(14,479)
Cash flow hedges	(352)	845	1,063
Other comprehensive income (loss), net	5,791	13,444	(13,416)
Comprehensive (loss) income	(522,666)	(519,414)	109,403
Add: Comprehensive income attributable to redeemable securities holder	—	—	409
Less: Comprehensive loss attributable to noncontrolling interests	(246)	(386)	(64)
Comprehensive (loss) income attributable to common shareholders of Party City Holdco Inc.	$(522,420)	$(519,028)	$109,876

See accompanying notes to consolidated financial statements.

PARTY CITY HOLDCO INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2018, December 31, 2019 and December 31, 2020

(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Party City Holdco Inc. Stockholders’ Equity Before Common Stock Held In Treasury	Common Stock Held In Treasury	Total Party City Holdco Inc. Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
Balance at December 31, 2017	$1,198	$917,192	$372,596	$(35,818)	$1,255,168	$(286,733)	$968,435	$355	$968,790
Cumulative effect of change in accounting principle, net (see Note 2)			(78)		(78)		(78)		(78)
Balance at December 31, 2017, adjusted	$1,198	$917,192	$372,518	$(35,818)	$1,255,090	$(286,733)	$968,357	$355	$968,712
Net income			122,850		122,850		122,850	(31)	122,819
Net income attributable to redeemable securities holder			409		409		409		409
Stock option expense		1,744			1,744		1,744		1,744
Restricted stock units — time-based	6	1,168			1,174		1,174		1,174
Directors — non-cash compensation		196			196		196		196
Warrant		(89)			(89)		(89)		(89)
Adjustment to redeemable securities					—		—		—
Exercise of stock options	4	2,265			2,269		2,269		2,269
Foreign currency adjustments				(14,446)	(14,446)		(14,446)	(33)	(14,479)
Treasury stock purchases					—	(40,197)	(40,197)		(40,197)
Acquired noncontrolling interest					—		—		—
Impact of foreign exchange contracts				1,063	1,063		1,063		1,063
Balance at December 31, 2018	$1,208	$922,476	$495,777	$(49,201)	$1,370,260	$(326,930)	$1,043,330	$291	$1,043,621
Cumulative effect of change in accounting principle, net (see Note 2)	—	662	(503)	—	159	—	159	—	159
Balance at December 31, 2018, adjusted	$1,208	$923,138	$495,274	$(49,201)	$1,370,419	$(326,930)	$1,043,489	$291	$1,043,780
Net (loss)			(532,495)		(532,495)		(532,495)	(363)	(532,858)
Stock option expense		1,319			1,319		1,319		1,319
Restricted stock units — time-based		2,033			2,033		2,033		2,033
Directors — non-cash compensation		313			313		313		313
Warrant		515			515		515		515
Exercise of stock options	3	1,145			1,148		1,148		1,148
Acquired non-controlling interest		110			110		110	71	181
Foreign currency adjustments				12,622	12,622		12,622	(23)	12,599
Treasury stock purchases					—	(156)	(156)		(156)
Impact of foreign exchange contracts			2	845	847		847		847
Balance at December 31, 2019	$1,211	$928,573	$(37,219)	$(35,734)	$856,831	$(327,086)	$529,745	$(24)	$529,721
Net (loss)			(528,238)		(528,238)		(528,238)	(219)	(528,457)
Stock option expense – time – based		796			796		796		796
Stock option expense – performance – based		7,847			7,847		7,847		7,847
Restricted stock unit expense – performance-based		1,272			1,272		1,272		1,272
Restricted stock unit expense – time-based		2,071			2,071		2,071		2,071
Directors — non-cash compensation		337			337		337		337
Warrant expense (see Note 25 – Kazzam, LLC)		1,033			1,033		1,033		1,033
Exercise of stock options	2	146			148		148		148
Acquired non-controlling interest		2,316			2,316		2,316	1	2,317
Issuance of Stock for Debt exchange including costs	160	27,581			27,741		27,741		27,741
Foreign currency adjustments (see Note 23)				6,170	6,170		6,170	(27)	6,143
Treasury stock purchases					—	(96)	(96)		(96)
Impact of foreign exchange contracts				(352)	(352)		(352)		(352)
Balance at December 31, 2020	$1,373	$971,972	$(565,457)	$(29,916)	$377,972	$(327,182)	$50,790	$(269)	$50,521

PARTY CITY HOLDCO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended December 31,
	2020	2019	2018
		(Adjusted, see Note 2)	(Adjusted, see Note 2)
Cash flows provided by operating activities:
Net (loss) income	$(528,457)	$(532,858)	$122,819
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	76,506	81,116	78,575
Amortization of deferred financing costs and original issuance discounts	4,198	4,722	10,989
Provision for doubtful accounts	6,321	2,323	1,213
Deferred income tax (benefit) expense	(95,085)	(47,366)	4,573
Deferred rent	—	—	5,351
Undistributed income in equity method investments	333	(472)	(369)
Change in operating lease liability/asset	30,981	(9,942)	—
Loss (gain) on disposal of assets	70	(59,786)	3
Loss on assets held for sale	73,948	—	—
Non-cash adjustment for store impairment and restructuring	17,585	20,236	—
Goodwill, intangibles and long-lived assets impairment	581,380	562,631	—
Non-employee equity based compensation (see Note 25 – Kazzam, LLC)	1,033	515	81
Stock option expense – time – based	796	1,319	1,744
Stock option expense – performance – based	7,847	—	—
Restricted stock unit and restricted cash awards expense – performance-based	1,329	—	—
Restricted stock units expense—time-based	2,071	2,033	1,174
Directors—non-cash compensation	337	313	196
Gain on debt refinancing	(273,149)	—	—
Changes in operating assets and liabilities, net of effects of acquired businesses:
Decrease (increase) in accounts receivable	22,396	(2,600)	(10,431)
Decrease (increase) in inventories	184,924	72,385	(142,866)
(Increase) decrease in prepaid expenses and other current assets, net	(66,166)	14,741	16,666
Increase (decrease) in accounts payable, accrued expenses and income taxes payable	28,002	(65,617)	12,138
Net cash provided by operating activities	77,200	43,693	101,856
Cash flows (used in) provided by investing activities:
Cash paid in connection with acquisitions, net of cash acquired	(3,305)	(20,878)	(65,301)
Capital expenditures	(51,128)	(61,733)	(85,661)
Proceeds from disposal of property and equipment	162	246,286	55
Net cash (used in) provided investing activities	(54,271)	163,675	(150,907)
Cash flows provided by (used in) financing activities:
Repayment of loans, notes payable and long-term obligations	(254,438)	(441,632)	(547,695)
Proceeds from loans, notes payable and long-term obligations	368,439	203,344	652,087
Exercise of stock options	147	1,148	2,269
Treasury stock purchases	(96)	(156)	(40,197)
Debt issuance and modification costs	(20,348)	(414)	(10,294)
Net cash provided by (used in) financing activities	93,704	(237,710)	56,170
Effect of exchange rate changes on cash and cash equivalents	(500)	6,299	(2,308)
Net (decrease) increase in cash and cash equivalents and restricted cash	116,133	(24,043)	4,811
Less: net increase in cash classified within current assets held for sale	(31,628)	—	—
Cash and cash equivalents and restricted cash at beginning of period	35,176	59,219	54,408
Cash and cash equivalents and restricted cash at end of period*	$119,681	$35,176	$59,219
Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$68,396	$108,561	$94,472
Income taxes, net of refunds	$26,867	$36,093	$59,156

See accompanying notes to consolidated financial statements.

*

Includes $149, $259, $310 of restricted cash for the fiscal years ended December 31, 2020, 2019 and 2018 respectively. The Company records restricted cash in prepaid expenses and other current assets as presented in the consolidated balance sheets at December 31, 2020 and 2019.

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share)

Note 1 — Organization, Description of Business and Basis of Presentation

Party City Holdco Inc. (the “Company” or “Party City Holdco”) is the leading party goods company by revenue in North America and, we believe, the largest vertically integrated supplier of decorated party goods globally by revenue. The Company is a popular one-stop shopping destination for party supplies, balloons, and costumes. In addition to being a great retail brand, the Company is a global, world-class organization that combines state-of-the-art manufacturing and sourcing operations, and sophisticated wholesale operations complemented by a multi-channel retailing strategy and e-commerce retail operations. The Company is a leading player in its category and vertically integrated in its breadth and depth. The Company designs, manufactures, sources and distributes party goods, including paper and plastic tableware, metallic and latex balloons, Halloween and other costumes, accessories, novelties, gifts and stationery throughout the world. The Company’s retail operations include approximately 831 specialty retail party supply stores (including franchise stores) throughout the United States and Mexico operating under the names Party City and Halloween City, and e-commerce websites, including through the domain name PartyCity.com.

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

The Company’s retail operations define a fiscal year (“Fiscal Year”) as the 52-week period or 53-week period ended on the Saturday nearest December 31st of each year and define their fiscal quarters (“Fiscal Quarter”) as the four interim 13-week periods following the end of the previous Fiscal Year, except in the case of a 53-week Fiscal Year when the fourth Fiscal Quarter is extended to 14 weeks. Fiscal 2020 was a 53-week year for our retail operations. The consolidated financial statements of the Company combine the Fiscal Year and Fiscal Quarters of the Company’s retail operations with the calendar year and calendar quarters of the Company’s wholesale operations, as the differences are not significant.

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

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. Judgment is required in assessing the ultimate realization of these receivables, including consideration of the Company’s history of receivable write-offs, the level of past due accounts and the economic status of the Company’s customers. In an effort to identify adverse trends relative to customer economic status, the Company assesses the financial health of the markets it operates in and performs periodic credit evaluations of its customers and ongoing reviews of account balances and aging of receivables. Amounts are considered past due when payment has not been received within the time frame of the credit terms extended. Write-offs are charged directly against the allowance for doubtful accounts and occur only after all collection efforts have been exhausted. At December 31, 2020 and 2019, the allowance for doubtful accounts was $7,232 and $4,786, respectively.

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

The Company evaluates the goodwill associated with its acquisitions, and other intangibles with indefinite lives, for impairment on October 1 based on current and projected performance, or more frequently if circumstances indicate a possible impairment. For purposes of testing goodwill for impairment, reporting units are determined by identifying operating segments within the Company’s organization which constitute a business for which discrete financial information is available and is reviewed by management. Components within an operating segment are aggregated to the extent that they have similar economic characteristics. Based on this evaluation, the Company has determined that its operating segments, wholesale and retail, represent reporting units for the purposes of its goodwill impairment test.

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

Our Trade names are treated as indefinite-lived intangible assets and, therefore are not amortized, but rather are tested for impairment annually in the fourth fiscal quarter, unless there are events requiring an earlier assessment or changes in circumstances during an interim period providing impairment indicators are present. When performing a quantitative impairment assessment of our Trade name indefinite-lived intangible assets, the fair value of the Trade names is estimated using a discounted cash flow analysis based on the "relief from royalty" method, assuming that a third party would be willing to pay a royalty in lieu of ownership for this intangible asset. This approach is dependent on many factors, including estimates of future growth, royalty rates, and discount rates. Actual future results may differ from these estimates. Impairment loss is recognized when the estimated fair value of the indefinite-lived intangible asset is less than its carrying amount.

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

The Company’s investments are included in other assets, net on the consolidated balance sheet and its portion of the results of the investees’ operations are included in other expense in the consolidated statement of operations and comprehensive (loss) income (see Note 14, Other Expense, net).

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

Product Royalty Agreements

The Company enters into product royalty agreements that allow the Company to use licensed designs on certain of its products. These contracts require the Company to pay royalties, generally based on the sales of such product, and may require guaranteed minimum royalties, a portion of which may be paid in advance. The Company matches royalty expense with revenue by recording royalties at the time of sale, at the greater of the contractual rate or an effective rate calculated based on the guaranteed minimum royalty and the Company’s estimate of sales during the contract period. If a portion of the guaranteed minimum royalty is determined to be unrecoverable, the unrecoverable portion is charged to expense at that time. Guaranteed minimum royalties paid in advance are recorded in the consolidated balance sheets in either prepaid expenses and other current assets or other assets, net, depending on the nature of the royalties.

Catalog Costs

The Company expenses costs associated with the production of catalogs when incurred.

Advertising

Advertising costs are expensed as incurred. Retail advertising expenses for the years ended December 31, 2020, December 31, 2019, and December 31, 2018 were $61,036, $72,518 and $68,756 respectively.

Variable Interest Entities

When determining whether a legal entity should be consolidated, the Company first determines whether it has a variable interest in the legal entity. If a variable interest exists, the Company determines whether the legal entity is a variable interest entity due to either: 1) a lack of sufficient equity to finance its activities, 2) the equity holders lacking the characteristics of a controlling financial interest, or 3) the legal entity being structured with non-substantive voting rights. If the Company concludes that the legal entity is a variable interest entity, the Company next determines whether it is the primary beneficiary due to it possessing both: 1) the power to direct the activities of a variable interest entity that most significantly impact the variable interest entity’s economic performance, and 2) the obligation to absorb losses of the variable interest entity that potentially could be significant to the variable interest entity or the right to receive benefits from the variable interest entity which could be significant to the variable interest entity. If the Company concludes that it is the primary beneficiary, it consolidates the legal entity. There are no variable interest entities as of December 31, 2020. Refer to Note 25 – Kazzam, LLC for additional information.

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

If derivative financial instruments qualify as fair value hedges, the gain or loss on the instrument and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in net income during the period of the change in fair values. For derivative financial instruments that qualify as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive (loss) income and reclassified into net income in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of a cash flow hedge, if any, is determined based on the dollar-offset method (i.e., the gain or loss on the derivative financial instrument in excess of the cumulative change in the present value of future cash flows of the hedged item) and is recognized in net income during the period of change. As long as hedge effectiveness is maintained, interest rate swap arrangements and foreign currency exchange agreements qualify for hedge accounting as cash flow hedges. See Note 22– Derivative Financial Instruments.

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

Stock-Based Compensation

Accounting for stock-based compensation requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest. The Company also granted performance-based restricted stock units ("PRSUs") and Restricted Cash awards to certain executive officers and other employees. The performance period is three years from the grant date. The PRSUs and Restricted Cash awards become earned in a given period if the volume weighted average of the fair market value per share of the Common Stock meets or exceeds $2.50, $5.00, $7.50, and $10.00, respectively, for a period of not less than 90 consecutive trading days on the New York Stock Exchange and are subject to up to 2 years service-vesting after the achievement of these thresholds. The PRSUs and Restricted Cash awards are measured at fair value based on Monte Carlo simulation models. The PRSUs will be settled in Party City common stock and are accounted for as equity awards and the Restricted Cash will be settled in cash and are accounted for as liability awards.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the Company’s foreign currency adjustments and the impact of interest rate swap and foreign exchange contracts that qualify as hedges. See Note 22 – Derivative Financial Instruments and Note 23 – Changes in Accumulated Other Comprehensive Loss.

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

A reconciliation between basic and diluted income per share is as follows:

	Fiscal Year Ended December 31,
	2020	2019	2018
Net (loss) income attributable to common shareholders of Party City Holdco Inc.:	$(528,238)	$(532,495)	$123,259
Weighted average shares — Basic:	100,804,944	93,295,692	96,133,144
Effect of dilutive restricted stock units:	—	—	9,661
Effect of dilutive stock options:	—	—	1,128,245
Weighted average shares — Diluted:	100,804,944	93,295,692	97,271,050
Net (loss) income per share attributable to common shareholders of Party City Holdco Inc. — Basic:	$(5.24)	$(5.71)	$1.28
Net (loss) income per share attributable to common shareholders of Party City Holdco Inc. — Diluted:	$(5.24)	$(5.71)	$1.27

During the year ended December 31, 2020, 787,313 restricted stock units, 1,206,723 performance restricted stock units, 3,240,461 stock options, and 1,000,000 warrants were excluded from the calculation of diluted net loss per share attributable to common shareholders of Party City Holdco Inc. – diluted as they were anti-dilutive. During the years ended December 31, 2019, and December 31, 2018, 3,510,317 stock options and 2,394,868 stock options, respectively, were excluded from the calculations of net income per share attributable to common shareholders of Party City Holdco Inc. – diluted as they were anti-dilutive. Additionally, during each of the years ended December 31, 2019, and December 31, 2018, 596,000 warrants were excluded from the calculations of net income per share attributable to common shareholders of Party City Holdco Inc. – diluted as they were anti-dilutive. Further, during the years ended December 31, 2019, and December 31, 2018, 413,968 restricted stock units and 141,400 restricted stock units, respectively, were excluded from the calculations of net income per share attributable to common shareholders of Party City Holdco Inc. – diluted as they were anti-dilutive.

Recently Issued Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, which provides guidance providing optional expedients and exceptions for applying U.S. generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. Additionally, in January 2021, the FASB issued ASU 2021-01, which allows entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates. These ASUs are effective as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of this guidance on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement”. The new guidance improves and clarifies the fair value measurement disclosure requirements of ASC 820. The new disclosure requirements include the disclosure of the changes in unrealized gains or losses included in other comprehensive (loss) income for recurring Level 3 fair value measurements held at the end of the reporting period and the explicit requirement to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The other provisions of ASU 2018-13 also include eliminated and modified disclosure requirements. The guidance was effective for fiscal years beginning after December 15, 2019. The Company has adopted this guidance effective January 1, 2020, prospectively and the adoption and application of this standard did not have a material impact to the consolidated financial statements.

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

In January 2017 the FASB issued ASU No. 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which eliminates the requirement to measure a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the amendments in ASU 2017-04, an entity will perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized will not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity will consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable.  The Company adopted ASU No. 2017-04 during the first quarter of 2019. See Note 4 – Goodwill.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses”.  The ASU changes how entities will account for credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The ASU requires that an entity measure and recognize expected credit losses at the time the asset is recorded, while considering a broader range of information to estimate credit losses including macroeconomic conditions that correlate with historical loss experience, delinquency trends and aging behavior of receivables, among others. The Company has adopted this guidance effective January 1, 2020, prospectively, with respect to its receivables, and the adoption and application of this standard did not have a material impact to the consolidated financial statements during the year ended 2020.

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

The pronouncement had no impact on the Company’s consolidated statement of operations and comprehensive loss and it did not impact the Company’s compliance with its debt covenants.  Additionally, the standard requires companies to make certain disclosures. See Note 26 – Leases.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The pronouncement contains a five-step model which replaces most existing revenue recognition guidance. The new standard became effective for the Company on January 1, 2018. The Company adopted the pronouncement using the modified retrospective approach. Therefore, on January 1, 2018, the Company adjusted its accounting for certain discounts which are related to the timing of payments by customers of its wholesale business and the Company recorded a cumulative-effect adjustment which reduced retained earnings by $46. Additionally, as of such date, the Company modified its accounting for certain metallic balloon sales of its wholesale segment and started to defer the recognition of revenue on such sales, and the related costs, until the balloons have been filled with helium. As a result, the Company recorded a cumulative-effect adjustment which increased retained earnings by $8. Finally, as of such date, the Company adjusted its accounting for certain discounts on wholesale sales of seasonal product and the Company recorded a cumulative-effect adjustment which reduced retained earnings by $40. See Note 24 – Revenue from Contracts with Customers, for further discussion of the adoption of the pronouncement and the Company’s revenue recognition policy.

Note 3 — Store Impairment and Restructuring charges

During the years ended December 31, 2020 and 2019, the Company performed a comprehensive review of its store locations aimed at improving the overall productivity of such locations (“store optimization program”) and, after careful consideration and evaluation of the store locations, the Company made the decision to accelerate the optimization of its store portfolio. In 2019, 55 stores were identified for closure, out of which 35 stores were closed in 2019 and 20 stores were closed in January 2020. In 2020, 21 stores identified for closure in the first quarter of 2020 and were closed in the third quarter. These closings provided the Company with capital flexibility to expand into underserved markets. In addition, the Company evaluated the recoverability of long lived assets at the open stores and recorded an impairment charge associated with the operating lease asset and property, plant and equipment for open stores where sales were affected due to the outbreak of, and local, state and federal governmental responses to, COVID-19. In conjunction with the store optimization program and store impairment, during the years ended December 31, 2020 and 2019, the Company recorded the following charges:

	December 31,
	2020	2019
Inventory reserves	$12,880	$21,284
Operating lease asset impairment	15,520	14,943
Property, plant and equipment impairment	2,065	4,680
Labor and other costs incurred closing stores	4,864	8,754
Severance	—	661
Total	$35,329	$50,322

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

Note 4 – Goodwill

	Fiscal Year Ended December 31,
	2020	2019
Wholesale segment:
Beginning balance	$493,432	$510,490
Allocation of Goodwill from Retail segment	—	42,230
Goodwill impairment	(148,326)	(60,427)
Foreign currency translation	1,483	1,139
Goodwill reclassified to held for sale	(13,405)	—
Ending balance	333,184	493,432
Retail segment:
Beginning balance	578,898	1,146,460
Store acquisitions	1,512	2,557
Acquisitions	—	15,375
Sale of Canadian-based Party City stores	—	(48,241)
Allocation of Goodwill to Wholesale segment	—	(42,230)
Goodwill impairment	(253,110)	(495,629)
Foreign currency translation	767	606
Ending balance	328,067	578,898
Total ending balance, both segments	$661,251	$1,072,330

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

During the three months ended December 31, 2020, there was no goodwill or intangibles impairment.

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

Note 5 – Sale/Leaseback Transaction

In June 2019, the Company sold its main distribution center in Chester, New York, its metallic balloons manufacturing facility in Eden Prairie, Minnesota and its injection molded plastics manufacturing facility in Los Lunas, New Mexico.  Simultaneously, the Company entered into twenty-year leases for each of the facilities.  The aggregate sale price was $128,000 and, during the year ended December 31, 2019, the Company recorded a $58,381 gain on the sale, net of transaction costs, in the Company’s Consolidated Statement of Operations and Comprehensive (Loss) Income.

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

During June 2019, the Company used proceeds from the sale (net of costs) of $125,864 to paydown outstanding Term Loan debt of $62,770 with the balance used to paydown the ABL. See Note 12 — Long-Term Obligations.

Note 6 – Disposition of Assets and Assets and Liabilities Held for Sale

In January 2021, the Company closed the previously disclosed sale of a substantial portion of its international operations. The announced sale had a total transaction value of approximately $50.7 million. The Company will use the net proceeds to paydown debt.

As of December 31, 2020, the Company reported the assets and liabilities of the international operations as held for sale in its consolidated balance sheet and include the following:

	Fiscal Year Ended December 31, 2020
	Wholesale	Retail	Total
Cash	$25,989	$5,639	$31,628
Accounts receivable, net	31,932	460	32,392
Inventories, net	55,574	10,526	66,100
Prepaid expense	4,375	4,419	8,794
Goodwill	13,405	-	13,405
Other assets, net	1,891	2,848	4,739
Total assets held for sale	$133,166	$23,892	157,058
Held for sale reserve			(73,948)
Assets held for sale, net			$83,110

	Fiscal Year Ended December 31, 2020
	Wholesale	Retail	Total
Loans and notes payable	$1,311	$—	$1,311
Accounts payable	23,364	2,107	25,471
Current operating lease liability	4,174	384	4,558
Accrued expenses	16,527	6,998	23,525
Income taxes payable and Deferred income tax liabilities	258	1,976	2,234
Long term obligations excluding current portion	40	-	40
Other long-term liabilities	-	3,354	3,354
Long term operating lease liability	6,167	1,832	7,999
Total, net	$51,841	$16,651	$68,492

Additionally, the company recorded a loss reserve of $73,948 against the net assets.

On October 1, 2019, the Company sold its Canadian-based Party City stores to a Canadian-based retailer for $131,711 and entered into a 10-year supply agreement under which the acquirer agreed to purchase product from the Company for such Party City stores, as well as the acquirer’s other stores.  The Company will use the net proceeds to paydown debt. For the years ended December 31, 2019, 2018, and 2017, the Canadian-based Party City stores had pre-tax income of $2,631, $10,737, and $8,947 respectively. The Company recorded a $2,873 gain on sale of assets, which is reported in Other expense, net on the Consolidated Statement of Operations and Comprehensive (Loss) Income.

Note 7 — Inventories, Net

Inventories consisted of the following:

	December 31,
	2020	2019
Finished goods	$367,275	$606,036
Raw materials	27,111	34,259
Work in process	17,899	18,124
	$412,285	$658,419

During the fourth quarter of 2020, the Company continued to make progress in improving inventory levels across its stores and distribution network. Consistent with the strategy of rationalizing in-store SKU count and improving working capital velocity, the Company has updated its seasonal assortment strategy to target higher in-season sell-through of merchandise and reduce annual inventory carry-over. The more edited and curated assortments are expected to improve the customer experience by making stores easier to shop and product selections more relevant to consumers, while also improving the efficiency of inventory management and reducing working capital needs. As a result, during the fourth quarter of 2020 the Company disposed of and recorded a reserve for future disposals of a total $88,358 in inventory that will not be required in future seasons.

See Note 2  — Summary of Significant Accounting Policies, for a discussion of the Company’s accounting policies for inventories.

Note 8 — Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following:

	December 31,
	2020	2019	Useful lives
Machinery and equipment	$247,255	$255,908	3-15 years
Buildings	9,982	9,838	40 years
Data processing equipment	129,988	92,257	3-5 years
Leasehold improvements	176,389	117,894	1-10 years
Furniture and fixtures	218,452	168,296	5-10 years
Land	8,359	7,047
	790,425	651,240
Less: accumulated depreciation	(581,013)	(407,668)
	$209,412	$243,572

Depreciation expense related to property, plant and equipment, including assets under finance leases, was $65,144, $67,016, and $66,304, for the years ended December 31, 2020, December 31, 2019, and December 31, 2018, respectively. Assets under finance leases are principally included in buildings and machinery and equipment in the table above. See Note 3 for detail regarding property, plant and equipment impairment.

Note 9 — Acquisitions

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

The allocation of the purchase price for the business combinations was based on the Company’s estimate of the fair value of the assets acquired and liabilities assumed. Goodwill, which is tax-deductible, arose due to numerous factors, including the wholesale profit generated via the sale of product from the Company’s wholesale operations through the acquired stores. Goodwill also arose due to: the value to the Company of customers knowing that there are party stores in the locations (when the Company opens a new store, sales are initially lower than those of mature stores and increase over time), the Company’s ability to run the stores more efficiently than the franchisee based on the Company’s experience with its corporate-owned stores and the assembled workforce at the acquired stores.

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

Note 10 — Intangible Assets

The Company had the following other identifiable finite-lived intangible assets:

	December 31, 2020
	Cost	Accumulated Amortization	Net Carrying Value	Useful lives
Franchise-related intangible assets	$77,377	$57,524	$19,853	4-19 years
Customer lists and relationships	62,002	49,739	12,263	2-20 years
Copyrights and designs	29,030	29,012	18	5-7 years
Total	$168,409	$136,275	$32,134

	December 31, 2019
	Cost	Accumulated Amortization	Net Carrying Value	Useful lives
Franchise-related intangible assets	$77,377	$50,658	$26,719	4-19 years
Customer lists and relationships	62,144	45,940	16,204	2-20 years
Copyrights and designs	31,453	29,416	2,037	5-7 years
Non-compete agreements	500	400	100	5 years
Total	$171,473	$126,413	$45,060

The Company is amortizing the majority of its intangible assets utilizing accelerated patterns based on the discounted cash flows that were used to value such assets. The amortization expense for finite-lived intangible assets for the years ended December 31, 2020, December 31, 2019, and December 31, 2018 was 11,362, $14,100, and $12,271, respectively. Estimated amortization expense for each of the next five years will be approximately $8,265, $5,444, $4,126, $3,510, and $2,920 respectively.

In addition to the Company’s finite-lived intangible assets, the Company has recorded indefinite-lived intangible assets for the Party City trade name, the Amscan trade name, the Halloween City trade name, the Christys trade name, the Granmark trade name, the partycity.com domain name and the partydelights.co.uk domain name. During the three months ended March 31, 2020, the Company recorded an impairment charges of $131,287 and $3,925 on its Party City and Halloween City tradenames, respectively. During 2019, the Company recorded a Halloween City tradename impairment charge of $6,575.

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

Note 11 — Loans and Notes Payable

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

In connection with entering into and amending the ABL Facility, the Company incurred and capitalized third-party costs. All capitalized costs are being amortized over the life of the ABL Facility and are included in loans and notes payable in the Company’s consolidated balance sheet. The balance of related unamortized financing costs at December 31, 2020 and December 31, 2019 was $1,419 and $1,992, respectively.

Borrowings under the ABL Facility totaled $177,125 at December 31, 2020 and $129,350 at December 31, 2019. The weighted average interest rate for such borrowings was 2.34% at December 31, 2020 and 5.19% at December 31, 2019. Outstanding standby letters of credit totaled $24,452 at December 31, 2020 and $25,128 at December 31, 2019. After considering borrowing base restrictions, at December 31, 2020 PCHI had $176,522 of available borrowing capacity under the terms of the facility and $350,033 at December 31, 2019.

In connection with the issuance of the First Lien Party City Notes, First Lien Anagram Notes, Second Lien Anagram Notes, referenced in Note 12 – Long Term Obligations, PCHI (1) reduced the ABL revolving commitments and prepaid the outstanding ABL revolving loans, in each case, in an aggregate principal amount equal to $44,000 in accordance with the ABL Facility credit agreement, and (2) designated Anagram Holdings and each of its subsidiaries as an unrestricted subsidiary under the ABL Facility and the Term Loan Credit Agreement.

Refer to Note 27 — Subsequent Events for additional information regarding the ABL Facility.

Other Credit Agreements

The Company’s subsidiaries have also entered into several foreign asset-based and overdraft credit facilities that provide the Company with additional borrowing capacity. At December 31, 2020 and 2019, there were $1,311 and $1,447 borrowings outstanding under the foreign facilities, respectively. The facilities contain customary affirmative and negative covenants.

Note 12 — Long-Term Obligations

Long-term obligations consisted of the following:

	December 31, 2020				December 31, 2019
	Principal Amount	Gross Carrying Amount	Deferred Financing Costs*	Net Carrying Amount	Net Carrying Amount
Senior secured term loan facility (“Term Loan Credit Agreement”)	$694,220	$694,220	$(4,055)	$690,165	$718,596
6.125% Senior Notes — due 2023	22,924	22,924	(145)	22,779	347,015
6.625% Senior Notes — due 2026	107,254	107,254	(939)	106,315	494,910
First Lien Party City Notes	161,669	206,775	—	206,775	—
First Lien Anagram Notes	110,000	152,301	(966)	151,335	—
Second Lien Anagram Notes	84,687	152,032	—	152,032	—
Finance lease obligations	13,983	13,983	—	13,983	14,990
Total long-term obligations	1,194,737	1,349,489	(6,105)	1,343,384	1,575,511
Less: current portion	(13,576)	(13,576)	—	(13,576)	(71,524)
Long-term obligations, excluding current portion	$1,181,161	$1,335,913	$(6,105)	$1,329,808	$1,503,987

*The Company incurred and capitalized third-party costs as deferred financing, which is being amortized over the life of the debt.

Senior secured term loan facility (“Term Loan Credit Agreement”)

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

During August 2018, the Company executed a refinancing of its debt portfolio and issued $500,000 of new 6.625% senior notes, maturing in 2026.  The Company used the proceeds from the notes to: (i) reduce the outstanding balance under its existing ABL Facility, which is included in loans and notes payable on the Company’s condensed consolidated balance sheet, by $90,000 and (ii) voluntarily prepay $400,000 of the outstanding principal under its existing Term Loan Credit Agreement. Additionally, as part of the refinancing, the Company extended the maturity of the ABL Facility to August 2023 (subject to a springing maturity at an earlier date if the maturity date of certain of the Company’s other debt has not been extended or refinanced).

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

Further, the Company compared the borrowing capacities of the pre-amendment facility and the post-amendment facility, on a creditor-by-creditor basis, and concluded that $29 of existing deferred financing costs should be written-off. Such amount was recorded in other expense in the Company’s consolidated statement of operations and comprehensive (loss) income. The remaining capitalized costs, and $986 of new third-party costs incurred in conjunction with the extension, are being amortized over the revised term of the ABL Facility. During June 2019, in conjunction with a sale/leaseback transaction, the Company amended the Term Loan Credit Agreement and financed its Los Lunas, New Mexico facility. See Note 5, Sales/Leaseback Transaction, for further detail. The finance lease obligations above include $11,990 related to the Los Lunas, New Mexico facility.

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

Additionally, outstanding term loans are subject to mandatory prepayment, subject to certain exceptions, with (i) 100% of net proceeds above a threshold amount of certain asset sales/insurance proceeds, subject to reinvestment rights and certain other exceptions, (ii) 100% of the net cash proceeds of any incurrence of debt other than debt permitted under the Term Loan Credit Agreement, and (iii) 50% of Excess Cash Flow, as defined in the agreement, if any (reduced to 25% if PCHI’s first lien leverage ratio (as defined in the agreement) is less than 3.50 to 1.00, but greater than 2.50 to 1.00, and 0% if PCHI’s first lien leverage ratio is less than 2.50 to 1.00). As indicated in Note 5, the Company paid down Term Loan debt of $62,770. Additionally, in connection with the 2019 sale leaseback transaction and the sale of its Canadian retail operations, the Company used the net proceeds that remained uninvested on the anniversary date of each transaction to pay its term loan principal.

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

At December 31, 2020, all outstanding borrowings were based on LIBOR and were at a weighted average interest rate of 3.25%.

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

The Company may redeem the notes, in whole or in part, at par.

Also, if the Company experiences certain types of change in control, as defined, the Company may be required to offer to repurchase the Senior Notes at 101% of their principal amount.

In connection with issuing the notes, the Company incurred and capitalized third-party costs. Capitalized costs are being amortized over the life of the debt and are included in long-term obligations, excluding current portion, in the Company’s consolidated balance sheet.  .

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

First Lien Party City Notes, First Lien Anagram Notes, Second Lien Anagram Notes

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

The First Lien Party City Notes were issued pursuant to an indenture, dated as of the Settlement Date, among PCHI, as issuer, certain guarantors party thereto (the “Party City Guarantors”) and Ankura Trust Company, LLC (“Ankura”), as trustee and collateral trustee. The First Lien Party City Notes were issued in an aggregate amount of $161,669 and will mature on July 15, 2025. Interest on the First Lien Party City Notes accrues from the Settlement Date at a floating rate equal to the 6-month London Inter-Bank Offered Rate plus 500 basis points (with a floor of 75 basis points) per annum, payable semi-annually in arrears on January 15 and July 15 of each year, commencing January 15, 2021. The First Lien Party City Notes are senior secured obligations of PCHI and the Party City Guarantors. The First Lien Party City Notes are pari passu in right of payment with all of PCHI’s other senior indebtedness, including the existing senior secured term loan facility and the ABL Facility, and are structurally subordinated to the First Lien Anagram Notes and the Second Lien Anagram Notes, to the extent of the value of the Anagram Collateral (as defined below). The First Lien Party City Notes are secured by a first priority lien on collateral that includes liens on substantially all assets (other than certain accounts, inventory, deposit accounts, securities accounts, related assets and general intangibles) of the Party City Guarantors, in each case subject to certain exceptions and permitted liens.

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

Finance Lease Obligations

Additionally, the Company has entered into various finance leases for building, machinery and equipment. At December 31, 2020 and December 31, 2019 the balances of such leases were $13,983 and $14,990, respectively.

Other

Subject to certain exceptions, PCHI may not make certain payments, including the payment of dividends to its shareholders (“restricted payments”), unless certain conditions are met under the terms of the indentures governing the senior notes, the ABL Facility and the Term Loan Credit Agreement. As of December 31, 2020, the most restrictive of these conditions existed in the Term Loan Credit Agreement, which limited restricted payments based on PCHI’s consolidated net income and leverage ratios. PCHI’s parent companies, PC Intermediate, PC Nextco and Party City Holdco, have no assets or operations other than their investments in their subsidiaries and income from those subsidiaries.

At December 31, 2020, maturities of long-term obligations consisted of the following:

	Long-Term Debt Obligations	Finance Lease Obligations	Totals
2021	$12,492	$1,084	$13,576
2022	681,728	1,387	683,115
2023	22,924	431	23,355
2024	—	387	387
2025	359,076	365	359,441
Thereafter	259,286	10,330	269,616
Long-term obligations	$1,335,506	$13,983	$1,349,489

Note 13 — Capital Stock

At December 31, 2020, the Company’s authorized capital stock consisted of 300,000,000 shares of $0.01 par value common stock and 15,000,000 shares of $0.01 par value preferred stock.

The changes in common shares outstanding during the three years ended December 31, 2018, December 31, 2019, and December 31, 2020 were as follows:

Common Shares Outstanding at December 31, 2017	96,380,102
Issuance of restricted shares	589,736
Treasury stock purchases	(3,785,658)
Issuance of shares to directors	13,249
Exercise of stock options	425,505
Common Shares Outstanding at December 31, 2018	93,622,934
Issuance of restricted stock and restricted stock units	564,729
Treasury stock purchases	(15,679)
Vesting of restricted stock and restricted stock units	74,292
Exercise of stock options	215,300
Common Shares Outstanding at December 31, 2019	94,461,576
Issuance of stock as part of debt refinancing	15,942,551
Issuance of shares to directors	81,843
Treasury stock purchases	(21,685)
Vesting of restricted stock and restricted stock units	203,328
Exercise of stock options	114,000
Common Shares Outstanding at December 31, 2020	110,781,613

During the year ended December 31, 2020, the Company purchased 21,685 treasury shares for $96 from its employees to cover federal and state and other tax withholdings associated with the vesting of restricted stock and restricted stock units. During the year ended December 31, 2019, the Company purchased 15,679 treasury shares for $156 from its employees to cover federal and state and other tax withholdings associated with the vesting of restricted stock and restricted stock units. Additionally, during the year ended December 31, 2018, the Company acquired 3,785,658 treasury shares for $40,197. The shares are included in “common stock held in treasury” in the Company’s consolidated balance sheet.

Note 14 — Other Expense, net

	Fiscal Year Ended December 31,
	2020	2019	2018
Other expense, net consists of the following:
Undistributed loss (income) in equity method investments	$333	$(472)	$(369)
Foreign currency (gain) losses	(1,058)	421	24
Debt refinancings (see Note 12)	—	36	6,237
Corporate development expenses	2,185	2,472	4,387
(Gain) on sale of Canada retail assets	—	(2,873)	—
Sale of ownership interest in Punchbowl (see Note 21)	—	2,169	—
Loss on sale of assets	95	—	—
Other, net	2,160	118	703
Other expense, net	$3,715	$1,871	$10,982

Note 15 — Employee Benefit Plans

Certain subsidiaries of the Company maintain defined contribution plans for eligible employees. The plans require the subsidiaries to match from approximately 11% to 100% of voluntary employee contributions to the plans, not to exceed a maximum amount of the employee’s annual salary, ranging from 5% to 6%. Expense for the plans for the years ended December 31, 2020, December 31, 2019, and December 31, 2018 totaled $8,615, $7,944, and $6,454, respectively.

Note 16 — Equity Incentive Plans

Party City Holdco has adopted the Amended and Restated 2012 Omnibus Equity Incentive Plan (the “2012 Plan”) under which it can grant incentive awards in the form of stock appreciation rights, restricted stock, restricted stock units and common stock options to certain directors, officers, employees and consultants of Party City Holdco and its affiliates. A committee of Party City Holdco’s Board of Directors, or the Board itself in the absence of a committee, is authorized to make grants and various other decisions under the 2012 Plan. The maximum number of shares reserved under the 2012 Plan is 15,316,000 shares.

Time-based options

Party City Holdco grants time-based options to key eligible employees and outside directors. In conjunction with the options, the Company recorded compensation expense of $796, $1,319, and $1,744 during the years ended December 31, 2020, December 31, 2019, and December 31, 2018, respectively.

The fair value of time-based options granted during the year ended December 31, 2020 was estimated on the grant date using a Black-Scholes option valuation model based on the assumptions in the following table:

Expected dividend rate	—%
Risk-free interest rate	0.2% to 2.44%
Volatility	29.06% to 135.74%
Expected option term	1.8 years — 5 years

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

The Company’s time-based options principally vest 20% on each anniversary date. The Company records compensation expense for such options on a straight-line basis. As of December 31, 2020, there was $849 of unrecognized compensation cost, which will be recognized over a weighted-average period of approximately 30 months.

Performance-based options

During 2013, Party City Holdco granted performance-based stock options to key employees and independent directors. For those performance-based options, vesting was contingent on Thomas H. Lee Partners, L.P. (“THL”) achieving specified investment returns when it sold its entire ownership stake in Party City Holdco. In June 2020, THL distributed its remaining shares. At the time of the THL distribution, there were 2,539,600 performance options outstanding with an average grant date fair value of $3.09. None of the performance-based options vested as the specified investment returns were not attained. The Company recorded compensation expense of $7,847 for the year ended December 31, 20202020

As Party City Holdco’s stock was not publicly traded when the performance-based options were granted, the Company determined volatility based on the average historical volatility of guideline companies.

The following table summarizes the changes in outstanding stock options for the years ended December 31, 2018, December 31, 2019, and December 31, 2020.

	Options	Average Exercise Price	Average Fair Value of Time-Based Options at Grant Date	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2017	8,024,761
Granted	187,080	$14.63	4.98
Exercised	(425,505)	5.33
Forfeited	(859,162)	7.84
Outstanding at December 31, 2018	6,927,174	9.39		4,089	5.2
Granted	337,000	6.43	2.16
Exercised	(215,300)	5.33
Forfeited	(730,157)	13.00
Outstanding at December 31, 2019	6,318,717	8.95		41,784	4.4
Granted	300,000	3.67	5.04
Exercised	(114,000)	5.04
Forfeited	(3,216,984)	5.99
Outstanding at December 31, 2020	3,287,733	7.63		(41,545)	3.3
Exercisable at December 31, 2020	2,952,075	10.49		(28,698)	3.8
Expected to vest at December 31, 2020 (excluding performance-based options)	329,411	$8.40		$(2,346)	7.7

The intrinsic value of options exercised was $332, $1,254 and $3,351 for the years ended December 31, 2020, December 31, 2019, and December 31, 2018, respectively. The fair value of options vested was $254, $2,118, and $2,819, during the years ended December 31, 2020, December 31, 2019, and December 31, 2018, respectively.

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

The service-based awards vested 1/3 on January 1, 2019 and will vest 1/3 each on January 1, 2020 and January 1, 2021. During the years ended December 31, 2020 and December 31, 2019, the Company recorded $2,071 and $2,033 of compensation expense related to the service-based awards, respectively.

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

As of December 31, 2020 and December 31, 2019, there were $1,491 and $2,158 of unrecognized compensation cost for the service-based awards, respectively.

Performance-based restricted stock units (PRSUs)

On July 18, 2020, 6,448,276 performance-based restricted stock units ("PRSUs") and Restricted Cash awards were granted to certain executive officers and other employees. The performance period is three years from the grant date. The PRSUs and Restricted Cash become earned in a given period if the volume weighted average of the fair market value per share of the Common Stock meets or exceeds $2.50, $5.00, $7.50, and $10.00, respectively, for a period of not less than 90 consecutive trading days on the New York Stock Exchange and are subject to up to 2 years service-vesting after the achievement of these thresholds. The PRSUs and Restricted Cash awards are measured at fair value based on Monte Carlo simulation models, based on the assumptions in the table below. The PRSUs will be settled in Party City common stock and are accounted for as equity awards and the Restricted Cash will be settled in cash and are accounted for as liability awards.

Expected dividend rate	—%
Risk-free interest rate	0.30% to 0.32%
Volatility	106.31% to 140.02%
Weighted average grant date fair value	$1.02

At December 31, 2020, there was $6,196 of total unrecognized compensation cost related to unvested PRSUs, which is expected to be recognized over 3.0 years.

During the year ended December 31, 2020, the Company recorded $1,460 of compensation expense related to these awards.

Note 17 — Income Taxes

As outlined in Note 12 — Long-Term Obligations, on July 30, 2020, the Company and certain of its direct or indirect subsidiaries, completed certain refinancing transactions and as a result a substantial amount of the Company’s debt was extinguished. Absent an exception, a debtor recognizes cancellation of indebtedness income (CODI) upon discharge of its outstanding indebtedness for an amount of consideration that is less than its adjusted issue price.  Since the Company was considered insolvent for tax purposes immediately before the exchange, CODI can be excluded from taxable income to the extent that the Company’s liabilities exceeded the fair market value of its gross assets at the date of the exchange.  However, the Company must reduce certain of its tax attributes by the amount of any CODI excluded from taxable income, as limited by Section 1017(b)(2) of the Internal Revenue Code of 1986, as amended.  The actual reduction in tax attributes occurs after the determination of tax for the year of the debt discharge and takes effect on the first day of the Company's tax year subsequent to the date of the refinancing transactions, or January 1, 2021.  As a result of the refinancing transactions, the Company realized CODI of $552,671, of which $500,989 was excluded from taxable income because of the insolvency exception. After application of the Section 1017(b)(2) limitation, the Company reduced its tax attributes and related deferred taxes by $217,532 ($47,663, tax effected), with the balance of $283,457 ($59,526, tax effected), treated as a permanent difference.  The Company  also has reduced its net operating loss carryforward by $525, and its foreign tax credit carryforward by $4,101.

A summary of domestic and foreign income before income taxes follows:

	Fiscal Year Ended December 31,
	2020	2019	2018
Domestic	$(542,046)	$(572,287)	$132,482
Foreign	(143,064)	38,124	29,115
Total	$(685,110)	$(534,163)	$161,597

The income tax expense (benefit) consisted of the following:

	Fiscal Year Ended December 31,
	2020	2019	2018
Current:
Federal	$(61,528)	$28,908	$20,609
State	(1,639)	4,613	5,726
Foreign	1,599	12,540	7,870
Total current expense	(61,568)	46,061	34,205
Deferred:
Federal	(70,440)	(37,166)	6,194
State	(19,252)	(11,207)	(880)
Foreign	(5,393)	1,007	(741)
Total deferred (benefit) expense	(95,085)	(47,366)	4,573
Income tax (benefit) expense	$(156,653)	$(1,305)	$38,778

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Deferred income tax assets and liabilities consisted of the following:

	December 31,
	2020	2019
Deferred income tax assets:
Inventory reserves and capitalization	$9,199	$8,659
Allowance for doubtful accounts	2,020	1,194
Accrued liabilities	16,798	8,391
Equity based compensation	4,437	3,998
Federal tax loss carryforwards	—	525
State tax loss carryforwards	9,610	2,703
Foreign tax loss carryforwards	2,839	15,874
Foreign tax credit carryforwards	—	5,397
Debt Exchange basis difference	58,270	—
Section 163(j) Interest Limitation	—	9,134
Lease Liabilities	199,585	224,966
Outside basis differences in foreign subsidiaries (APB 23)	12,800	—
Capitalized refinancing and other costs	4,216	3,816
Other	3,922	2,231
Deferred income tax assets before valuation allowances	323,696	286,888
Less: valuation allowances	(13,731)	(24,623)
Deferred income tax assets, net	$309,965	$262,265
Deferred income tax liabilities:
Depreciation	$45,984	$21,211
Trade Name	98,817	135,751
Amortization of goodwill and other assets	11,654	19,927
Loss Recapture and other differences	10,962	—
Foreign earnings expected to be repatriated	1,072	1,177
Lease Right of Use Assets	166,617	208,772
Other	9,281	1,488
Deferred income tax liabilities	$344,387	$388,326

The Company nets all of its deferred income tax assets and liabilities on a jurisdictional basis and classifies them as noncurrent on the balance sheet. In the Company’s December 31, 2020 consolidated balance sheet, $283 was included in “other assets, net” and $34,705 was included in deferred income tax liabilities. In addition, $2,628 of net deferred income tax assets are included in “Assets held for sale”. In the Company’s December 31, 2019 consolidated balance sheet, $20 was included in “other assets, net” and $126,081 was included in deferred income tax liabilities.

Management assesses the available positive and negative evidence to estimate if sufficient taxable income will be generated to realize existing deferred tax assets. On the basis of this evaluation, a valuation allowance was recorded to reduce the total deferred tax assets to an amount that will, more-likely-than-not, be realized in the future. The change in the valuation allowance primarily relates to increases for carryforwards of foreign and state net operating losses, offset by the reclass of amounts related to entities included in “Assets held for sale,” and foreign tax credits which expired or were reduced by the tax attributes reduction mentioned above.

As of December 31, 2020, the Company had foreign tax-effected net operating loss carryforwards in Canada of $284, which have a 20 year carryforward, and Mexico of $2,555, which begin to expire in 2024. In addition,  the U.S. state net operating loss carryforwards begin to expire in 2022, with the majority expiring in 15 to 20 years.

The difference between the Company’s effective income tax rate and the U.S. statutory income tax rate is as follows:

	Fiscal Year Ended December 31,
	2020	2019	2018
Tax provision at U.S. statutory income tax rate	21.0%	21.0%	21.0%
State income tax, net of federal income tax	2.4	1.0	2.4
Valuation allowances	(2.7)	(0.4)	0.6
GILTI and Foreign-Derived Intangible Income	—	(0.6)	1.1
Foreign earnings	1.3	(1.5)	0.2
U.S. — foreign rate differential	0.4	(0.6)	0.4
CARES Act: 5-year NOL carryback	2.9	—	—
Debt exchange – cancellation of debt	8.7	—	—
Outside basis differences	0.3	—	—
Effect of the Act on Federal deferred income tax assets and liabilities	—	—	(1.3)
Goodwill Impairment	(10.3)	(17.9)	—
Uncertain tax positions	(1.4)	(0.7)	—
Other	0.3	(0.1)	(0.4)
Effective income tax rate	22.9%	0.2%	24.0%

CARES Act: On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act (“the CARES Act”) was signed into law providing economic relief to companies impacted by the COVID-19 pandemic. One of the provisions of the CARES Act is the 5-year net operating loss carryback, which allows the Company to carry back its 2020 net operating loss to prior years when the federal statutory rate was 35%, thus resulting in the 2.9% effective rate benefit above.

Cancellation of Debt:  As mentioned above, the Company and certain of its direct or indirect subsidiaries, completed certain refinancing transactions and as a result a substantial amount of the Company’s debt was extinguished.  $59,526 of the cancellation of debt income was excluded from income, which resulted in a tax benefit of 8.7% on the effective tax rate.

Goodwill Impairment: During the third and fourth quarters of 2019, and the first quarter of 2020, the Company recognized non-cash goodwill impairment charges totaling $556,056 and $401,436, respectively.  No tax benefit was recognized on $455,689 of the 2019 charge and $336,238 of the 2020 charge, resulting in unfavorable impacts to the income tax rate of 17.9% and 10.3%, respectively.

Other differences between the effective income tax rate and the federal statutory income tax rate are composed primarily of reserves for unrecognized tax benefits, non-deductible meals and entertainment expenses, compensation related items, and the Work Opportunity Tax Credit.

Transition Tax on Unremitted Foreign Earnings: The Tax Cuts and Jobs Act of 2017 (the “Act”) significantly changed U.S. tax law, including lowering the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018, and implementing a one-time “deemed repatriation” tax on unremitted earnings accumulated in non-U.S. jurisdictions since 1986 (the “Transition Tax”).  At December 31, 2020, $4,205 of the Transition Tax remains unpaid and is recorded in “Other long-term liabilities” in the Company’s consolidated balance sheet. The Company has elected to pay the Transition Tax over eight annual installments without interest.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits:

	Fiscal Year Ended December 31,
	2020	2019	2018
Balance at beginning of year	$4,891	$1,320	$855
Increases related to current period tax positions	8,186	652	40
Increases (decreases) related to prior period tax positions	1,061	3,030	495
Decreases related to settlements	—	—	—
Decreases related to lapsing of statutes of limitations	(248)	(111)	(70)
Balance at end of year	$13,890	$4,891	$1,320

The Company’s total unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate were $5,790 and $4,891 at December 31, 2020 and 2019, respectively.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company has accrued $949 and $618 for the potential payment of interest and penalties at December 31, 2020 and 2019, respectively. Such amounts are not included in the table above.

The IRS is currently conducting an examination of the year ended December 31, 2015. For U.S. state income tax purposes, tax years 2016-2020 generally remain open; whereas for non-U.S. income tax purposes, tax years 2015 - 2020 generally remain open.

Note 18 — Commitments, Contingencies and Related Party Transactions

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

At December 31, 2020, the Company’s commitment to pay future minimum product royalties was as follows:

Future Minimum Royalty Payments
2021	$35,105
2022	13,118
2023	1,445
Thereafter	—
$49,668

Product royalty expense for the years ended December 31, 2020, December 31, 2019, and December 31, 2018 was $33,331, $48,170, and $51,002, respectively.

Related Party Transactions

In the normal course of business, the Company buys and sells party goods from/to certain equity method investees. Such activity is immaterial to the Company’s consolidated financial statements.

Note 19 — Segment Information

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

The Company’s industry segment data for the years ended December 31, 2020, December 31, 2019, and December 31, 2018 are as follows:

	Wholesale	Retail	Consolidated
Year Ended December 31, 2020
Revenues:
Net sales	$940,228	$1,375,079	$2,315,307
Royalties and franchise fees	—	7,246	7,246
Total revenues	940,228	1,382,325	2,322,553
Eliminations	(471,863)	—	(471,863)
Net revenues	468,365	1,382,325	1,850,690
(Loss) from operations	$(303,663)	$(573,838)	$(877,501)
Interest expense, net			77,043
Other expense, net			3,715
Gain on debt refinancing			(273,149)
Loss before income taxes			(685,110)
Depreciation and amortization	25,813	50,693	76,506
Capital expenditures	(22,206)	(28,922)	(51,128)
Total assets	$1,123,322	$1,683,133	$2,806,455

	Wholesale	Retail	Consolidated
Year Ended December 31, 2019
Revenues:
Net sales	$1,240,026	$1,742,136	$2,982,162
Royalties and franchise fees	—	9,279	9,279
Total revenues	1,240,026	1,751,415	2,991,441
Eliminations	(642,652)	—	(642,652)
Net revenues	$597,374	$1,751,415	$2,348,789
Income from operations	$4,152	$(421,545)	$(417,393)
Interest expense, net			114,899
Other expense, net			1,871
Income before income taxes			$(534,163)
Depreciation and amortization	$27,845	$53,271	$81,116
Capital expenditures	$29,480	$32,253	$61,733
Total assets	$1,912,522	$1,682,797	$3,595,319

	Wholesale	Retail	Consolidated
Year Ended December 31, 2018
Revenues:
Net sales	$1,325,490	$1,802,834	$3,128,324
Royalties and franchise fees	—	11,073	11,073
Total revenues	1,325,490	1,813,907	3,139,397
Eliminations	(711,882)	—	(711,882)
Net revenues	$613,608	$1,813,907	$2,427,515
Income from operations	$45,180	$233,105	$278,285
Interest expense, net			105,706
Other expense, net			10,982
Income before income taxes			$161,597
Depreciation and amortization	$28,368	$50,207	$78,575
Capital expenditures	$33,890	$51,771	$85,661

Geographic Regions

Export sales of metallic balloons of $19,847, $22,728, and $23,567 during the years ended December 31, 2020, December 31, 2019, and December 31, 2018, respectively, are included in domestic sales to unaffiliated customers below. Intercompany sales between geographic areas primarily consist of sales of finished goods and are generally made at cost plus a share of operating profit.

The Company’s geographic area data follows:

	Domestic	Foreign	Eliminations	Consolidated
Year Ended December 31, 2020
Revenues:
Net sales to unaffiliated customers	$1,574,048	$269,396	$—	$1,843,444
Net sales between geographic areas	167,945	113,828	(281,773)	—
Net sales	1,741,993	383,224	(281,773)	1,843,444
Royalties and franchise fees	7,246	—	—	7,246
Total revenues	$1,749,239	$383,224	$(281,773)	$1,850,690
(Loss) from operations	$(644,338)	$14,189	$(247,352)	$(877,501)
Interest expense, net				77,043
Other expense, net/(Gain) on debt refinancing				(269,434)
(Loss) before income taxes				$(685,110)
Depreciation and amortization	$70,586	$5,920		$76,506
Total long-lived assets (excluding goodwill, trade names and other intangible assets, net)	$103,885	$24,746		$128,631
Total assets	$2,518,490	$287,965	$—	$2,806,455

	Domestic	Foreign	Eliminations	Consolidated
Year Ended December 31, 2019
Revenues:
Net sales to unaffiliated customers	$1,968,319	$371,191	$—	$2,339,510
Net sales between geographic areas	57,117	86,811	(143,928)	—
Net sales	2,025,436	458,002	(143,928)	2,339,510
Royalties and franchise fees	9,279	—	—	9,279
Total revenues	$2,034,715	$458,002	$(143,928)	$2,348,789
Income from operations	$(412,225)	$(5,168)	$—	$(417,393)
Interest expense, net				114,899
Other expense, net				1,871
Income before income taxes				$(534,163)
Depreciation and amortization	$72,701	$8,415		$81,116
Total long-lived assets (excluding goodwill, trade names and other intangible assets, net)	$224,692	$26,156		$250,848
Total assets	$3,317,305	$278,014	$—	$3,595,319

	Domestic	Foreign	Eliminations	Consolidated
Year Ended December 31, 2018
Revenues:
Net sales to unaffiliated customers	$2,015,899	$400,543	$—	$2,416,442
Net sales between geographic areas	65,416	110,185	(175,601)	—
Net sales	2,081,315	510,728	(175,601)	2,416,442
Royalties and franchise fees	11,073	—	—	11,073
Total revenues	$2,092,388	$510,728	$(175,601)	$2,427,515
Income from operations	$264,440	$13,845	$—	$278,285
Interest expense, net				105,706
Other income, net				10,982
Income before income taxes				$161,597
Depreciation and amortization	$70,011	$8,564		$78,575

Note 20 — Quarterly Results (Unaudited)

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

The following table sets forth our historical revenues, gross profit, (loss) income from operations, net (loss) income, net (loss) income attributable to common shareholders of Party City Holdco Inc., and net (loss) income per share attributable to common shareholders of Party City Holdco Inc.—Basic and Diluted for each of the following quarters:

	For the Three Months Ended,
2020	March 31,	June 30,	September 30,	December 31,
Revenues:
Net sales	$412,461	$253,646	$532,053	$645,284
Royalties and franchise fees	1,582	1,045	1,722	2,897
Gross profit	115,704	15,739	176,130	167,421
(Loss) income from operations	(611,370)	(126,794)	(27,099)	(112,238)
Net (loss) income	(541,668)	(130,059)	239,665	(96,395)
Net (loss) income attributable to common shareholders of Party City Holdco Inc.	(541,513)	(130,015)	239,707	(96,417)
Net (loss) income per share attributable to common shareholders of Party City Holdco Inc.—Basic	$(5.80)	$(1.39)	$2.25	$(0.88)
Net (loss) income per share attributable to common shareholders of Party City Holdco Inc.—Diluted	$(5.80)	$(1.39)	$2.24	$(0.88)

	For the Three Months Ended,
2019:	March 31,	June 30,	September 30,	December 31,
Revenues:
Net sales	$511,102	$561,702	$538,345	$728,361
Royalties and franchise fees	2,014	2,189	1,886	3,190
Gross profit	172,060	208,646	164,932	293,239
(Loss) Income from operations	(10,297)	97,485	(277,526)	(227,055)
Net (loss) income	(30,289)	48,005	(281,745)	(268,829)
Net (loss) income attributable to common shareholders of Party City Holdco Inc.	(30,218)	48,074	(281,533)	(268,818)
Net (loss) income per share attributable to common shareholders of Party City Holdco Inc.—Basic	$(0.32)	$0.52	$(3.02)	$(2.88)
Net (loss) income per share attributable to common shareholders of Party City Holdco Inc.—Diluted	$(0.32)	$0.51	$(3.02)	$(2.88)

Note 21 — Fair Value Measurements

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

During 2017, the Company and Ampology, a subsidiary of Trivergence, reached an agreement to form a new legal entity, Kazzam, LLC (“Kazzam”), for the purpose of designing, developing and launching an online exchange platform for party-related services. As part of Ampology’s compensation for designing, developing and launching the exchange platform, Ampology received an ownership interest in Kazzam. The interest had been recorded as redeemable securities in the mezzanine of the Company’s consolidated balance sheet as Ampology had the right to cause the Company to purchase the interest. The liability was adjusted to the greater of the current fair value or the original fair value at the time at which the ownership interest was issued (adjusted for any subsequent changes in the ownership interest percentage). On March 23, 2020, the Company agreed to purchase all of Ampology’s interest in Kazzam. Refer to Note 25 – Kazzam, LLC for further detail. As of December 31, 2019 and December 31, 2018 the original value was greater than the fair value, thus a table is not provided for December 31, 2019. In addition, the company has no material derivative assets and liabilities as of December 31, 2019 and no derivative assets and liabilities as of December 31, 2020.

The majority of the Company’s non-financial instruments, which include goodwill, intangible assets, inventories and property, plant and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or at least annually for goodwill and indefinite-lived intangible assets), a non-financial instrument is required to be evaluated for impairment. If the Company determines that the non-financial instrument is impaired, the Company would be required to write down the non-financial instrument to its fair value. See Note 3 – Store Impairment and Restructuring Charges and Note 4 – Goodwill for further detail.

The carrying amounts for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximated fair value at December 31, 2020 because of the short-term maturities of the instruments and/or their variable rates of interest.

The carrying amounts and fair values of borrowings under the Term Loan Credit Agreement and the senior notes as of December 31, 2020 are as follows:

	Carrying Amount	Fair Value
Senior secured term loan facility (“Term Loan Credit Agreement”)	$694,220	$643,021
6.125% Senior Notes — due 2023	22,924	18,397
6.625% Senior Notes — due 2026	107,254	80,441
First Lien Party City Notes	206,775	181,445
First Lien Anagram Notes	152,301	172,862
Second Lien Anagram Notes	152,032	147,471

The fair values of the Term Loan Credit Agreement and the senior notes represent Level 2 fair value measurements as the debt instruments trade in inactive markets. The carrying amounts for other long-term debt approximated fair value at December 31, 2020 based on the discounted future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturity.

Note 22 — Derivative Financial Instruments

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

The foreign currency exchange contracts are reflected in the consolidated balance sheets at fair value. At December 31, 2020 and 2019, the Company had foreign currency exchange contracts that qualified for hedge accounting. No components of these agreements were excluded in the measurement of hedge effectiveness. As these hedges are 100% effective, there is no current impact on earnings due to hedge ineffectiveness. The Company anticipates that substantially all unrealized gains and losses in accumulated other comprehensive loss related to these foreign currency exchange contracts will be reclassified into earnings.

The following table displays the fair values of the Company’s derivatives at December 31, 2020 and December 31, 2019:

	Derivative Assets				Derivative Liabilities
	December 31, 2020		December 31, 2019		December 31, 2020		December 31, 2019
	Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value
Foreign Exchange Contracts	(a) PP	$—	(a) PP	$—	(b) AE	$303	(b) AE	$—

(a)	PP = Prepaid expenses and other current assets
(b)	AE = Accrued expenses

The following table displays the notional amounts of the Company’s derivatives at December 31, 2020 and December 31, 2019:

Derivative Instrument	December 31, 2020	December 31, 2019
Foreign Exchange Contracts	$3,850	$300

Note 23 — Changes in Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss consisted of the following:

	Year Ended December 31, 2020
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at December 31, 2019	$(37,434)	$1,700	$(35,734)
Other comprehensive income (loss) before reclassifications, net of income tax	6,170	(495)	5,675
Amounts reclassified from accumulated other comprehensive loss to the consolidated statement of operations and comprehensive income, net of income tax	—	143	143
Net current-period other comprehensive income	6,170	(352)	5,818
Balance at December 31, 2020	$(31,264)	$1,348	$(29,916)

	Year Ended December 31, 2019
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at December 31, 2018	$(50,056)	$855	$(49,201)
Other comprehensive (loss) income before reclassifications, net of income tax	5,725	106	5,831
Amounts reclassified from accumulated other comprehensive loss to the consolidated statement of operations and comprehensive income, net of income tax	6,897	739	7,636
Net current-period other comprehensive (loss) income	12,622	845	13,467
Balance at December 31, 2019	$(37,434)	$1,700	$(35,734)

	Year Ended December 31, 2018
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at December 31, 2017	$(35,610)	$(208)	$(35,818)
Other comprehensive income (loss) before reclassifications, net of income tax	(14,446)	1,432	(13,014)
Amounts reclassified from accumulated other comprehensive loss to the consolidated statement of operations and comprehensive income, net of income tax	—	(369)	(369)
Net current-period other comprehensive income (loss)	(14,446)	1,063	(13,383)
Balance at December 31, 2018	$(50,056)	$855	$(49,201)

Note 24 — Revenue from Contracts with Customers

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

Other Revenue Topics

During the years ended December 31, 2020, December 31, 2019, and December 31, 2018, impairment losses recognized on receivables and contract assets arising from the Company’s contracts with customers were immaterial.

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

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the years ended December 31, 2020, December 31, 2019, and December 31, 2018:

	Fiscal Year Ended December 31,
	2020	2019	2018
Retail Net Sales:
Party City Stores*	$1,367,434	$1,529,043	$1,583,134
Global E-commerce	—	162,490	154,481
Temporary Stores	7,645	50,603	65,219
Total Retail Net Sales	$1,375,079	$1,742,136	$1,802,834
Royalties and Franchise Fees	7,246	9,279	11,073
Total Retail Revenue	$1,382,325	$1,751,415	$1,813,907
Wholesale Net Sales:
Domestic	$238,936	$310,042	$328,056
International	229,429	287,332	285,552
Total Wholesale Net Sales	$468,365	$597,374	$613,608
Total Consolidated Revenue	$1,850,690	$2,348,789	$2,427,515

                      * 2020 sales represent in person and online sales of product in stores

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

Note 25 — Kazzam, LLC

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

Note 26 — Leases

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

Quantitative Disclosures

During the years ended December 31, 2020 and 2019, the Company’s operating lease cost was $189,924and $204,466, respectively.  Such amount excludes impairment charges recorded in conjunction with the Company’s store optimization program (see Note 3 - Store Impairment and Restructuring Charges).

The Company’s variable lease cost during the years ended December 31, 2019 and 2020 were $30,817 and $27,443.

During the years ended December 31, 2020 and 2019, cash paid for amounts included in the measurement of operating lease liabilities was $140,699 and $ 197,574, respectively.

During the years ended December 31, 2020 and 2019, right-of-use assets obtained in exchange for new operating lease liabilities were $70,460 and $195,687, respectively.

As of December 31, 2020 and 2019, the weighted-average remaining lease term for operating leases was six years and eight years, respectively, and the weighted-average discount rate for operating leases was 8.6% and 6.7%, respectively.

As of December 31, 2020, the future cash flows for the Company’s operating leases were:

Future Minimum Operating Lease Payments
2021	$243,250
2022	171,066
2023	155,929
2024	128,406
2025	112,903
Thereafter	336,348
Total Undiscounted Cash Flows	1,147,902
Less: Interest	(317,128)
Total Operating Lease Liability	830,774
Less: Current Operating Lease Liability	(176,045)
Long-Term Operating Lease Liability	$654,729

Note 27 — Subsequent Events

In February 2021, the Company’s wholly-owned subsidiary Party City Holdings Inc. (“PCHI”), issued $750 million aggregate principal amount of senior secured notes due 2026 (the “8.75 Senior Notes”). The Notes and the related Notes guarantees were issued in a private offering to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to non-U.S. persons in accordance with Regulation S under the Securities Act.

The Company intends to use the net proceeds from the offering to repay all outstanding borrowings under our term loan facility maturing 2022, to pay related fees and expenses and for general corporate purposes, which may include debt repurchases.

The Notes will be guaranteed by each restricted subsidiary that guarantees PCHI’s senior credit facilities. The Notes and related guarantees will be secured by a first priority lien on substantially all assets of the issuer and the guarantors, except for the collateral that secures the senior credit facilities on a first lien basis, with respect to which the Notes and related guarantees will be secured by a second priority lien.

The Notes and the related Notes guarantees have not been registered under the Securities Act or any state securities laws. The Notes may not be offered or sold in the United States or to, or for the benefit of, U.S. persons absent registration under, or an applicable exemption from, the registration requirements of the Securities Act and applicable state securities laws.

Concurrent with the issuance of the Notes, the Company also reduced its ABL Facility to a maximum of $475,000 and extended the maturity to 2026.

Refer to Note 6 – Disposition of Assets and Assets and Liabilities Held for Sale regarding the Company’s sale of a substantial portion of its international operations.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARTY CITY HOLDCO INC.

(Parent company only)

CONDENSED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2020	December 31, 2019
ASSETS
Other assets (principally investment in and amounts due from wholly- owned subsidiaries)	$50,790	$533,096
Total assets	$50,790	$533,096
LIABILITIES, REDEEMABLE SECURITIES AND STOCKHOLDERS’ EQUITY
Total liabilities	$—	$—
Redeemable securities	—	3,351
Stockholders’ equity:
Common stock (110,781,613 and 94,461,576 shares outstanding and 122,061,711 and 121,662,540 shares issued at December 31, 2020 and December 31, 2019, respectively)	1,373	1,211
Additional paid-in capital	971,972	928,573
Retained (deficit) earnings	(565,457)	(37,219)
Accumulated other comprehensive loss	(29,916)	(35,734)
Total stockholders’ equity before common stock held in treasury	377,972	856,831
Less: Common stock held in treasury, at cost (11,280,098 and 27,200,964 shares at December 31, 2020 and December 31, 2019, respectively)	(327,182)	(327,086)
Total stockholders’ equity	50,790	529,745
Total liabilities, redeemable securities and stockholders’ equity	$50,790	$533,096

See accompanying notes to these condensed financial statements.

PARTY CITY HOLDCO INC.

(Parent company only)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Dollars in thousands)

	Fiscal Year Ended December 31,
	2020	2019	2018
Equity in net income of subsidiaries	$(528,238)	$(532,495)	$122,850
Net income	$(528,238)	$(532,495)	$122,850
Add: Net income attributable to redeemable securities holder	—	—	409
Net income attributable to common shareholders of Party City Holdco Inc.	$(528,238)	$(532,495)	$123,259
Other comprehensive (loss) income, net	5,818	13,467	(13,383)
Comprehensive income	(522,420)	(519,028)	109,467
Comprehensive income attributable to redeemable securities holder	—	—	409
Comprehensive income attributable to common shareholders of Party City Holdco Inc.	$(522,420)	$(519,028)	$109,876

See accompanying notes to these condensed financial statements.

PARTY CITY HOLDCO INC.

(Parent company only)

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Fiscal Year Ended December 31,
	2020	2019	2018
Cash flows provided by (used in) operating activities:
Net income	$(528,238)	$(532,495)	$122,850
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in net income of subsidiaries	528,238	532,495	(122,850)
Change in due to/from affiliates	(49)	(989)	37,928
Net cash (used in) provided by operating activities	(49)	(989)	37,928
Cash flows (used in) provided by financing activities:
Treasury stock purchases	(97)	(156)	(40,197)
Exercise of stock options	146	1,145	2,269
Net cash provided by (used in) financing activities	49	989	(37,928)
Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of period	—	—	—
Cash and cash equivalents at end of period	$—	$—	$—

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

SCHEDULE II

PARTY CITY HOLDCO INC.

VALUATION AND QUALIFYING ACCOUNTS

The Years Ended December 31, 2018, December 31, 2019, and December 31, 2020

(Dollars in thousands)

	Beginning Balance	Write-Offs	Additions	Ending Balance
Allowance for Doubtful Accounts:
For the year ended December 31, 2018	$2,971	$1,251	$1,213	$2,933
For the year ended December 31, 2019	2,933	470	2,323	4,786
For the year ended December 31, 2020	4,786	3,875	6,321	7,232
Sales Returns and Allowances:
For the year ended December 31, 2018	$480	$86,727	$86,988	$741
For the year ended December 31, 2019	741	83,474	83,409	676
For the year ended December 31, 2020	676	61,935	61,935	676

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the evaluation performed, management concluded that its internal control over financial reporting, based on the COSO framework, was effective, at the reasonable assurance level, as of December 31, 2020. Our independent registered public accounting firm, Ernst & Young LLP, issued an attestation report on the effectiveness of our internal control over financial reporting. The Ernst & Young LLP report is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

The information required by this item will be set forth in our proxy statement for our 2021 Annual Meeting of shareholders (to be filed within 120 days after December 31, 2020) (the “Proxy Statement”), and is incorporated herein by reference.

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

3.1

Certificate of Correction to Party City Holdco Inc.’s Second Amended and Restated Certificate of Incorporation filed on June 6, 2019, dated December 17, 2019 and corrected Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Party City Holdco Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 12, 2020)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Party City Holdco Inc.’s Form 8-K dated June 7, 2019)

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to Party City Holdco Inc.’s Registration Statement on Form S-1 dated March 26, 2015)

4.2

Indenture, dated as of August 19, 2015, among Party City Holdings Inc., as Issuer,and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2015)

4.3

First Supplemental Indenture, dated as of August 19, 2015, among the Guarantors named therein and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.2 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2015)

4.4

Form of 6.125% Senior Notes due 2023 (incorporated by reference to Exhibit 4.1 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2015)

4.5

Second Amended and Restated Stockholders Agreement among Party City Holdco Inc., THL PC Topco, L.P., and certain other stockholders of Party City Holdco Inc. (incorporated by reference to Exhibit 4.5 of Party City Holdco Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2019)

4.6

Amended and Restated Registration Rights Agreement among Party City Holdco Inc., THL PC Topco, L.P., Advent-Party City Acquisition Limited Partnership and certain other stockholders of Party City Holdco Inc. (incorporated by reference to Exhibit 4.1 to Party City Holdco Inc.’s Form 8-K dated April 21, 2015)

Exhibit Number	Description

4.7

Indenture, dated as of August 2, 2018, among Party City Holdings Inc., as Issuer, and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2018)

4.8

First Supplemental Indenture, dated as of August 2, 2018, among the Guarantors named therein and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.2 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2018)

4.9

Form of 6.625% Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2018)

4.10

Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.10 of Party City Holdco Inc.’s Annual Report on Form 10-K filed on March 12, 2020)

4.11

Indenture, dated as of July 30, 2020, among Party City Holdings Inc., as issuer, the guarantors party thereto and Ankura Trust Company, LLC, as trustee and collateral trustee, relating to Senior Secured First Lien Floating Rate Notes due 2025 (incorporated by reference to Exhibit 4.1 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2020)

4.12

Indenture, dated as of July 30, 2020, among Anagram Holdings LLC, as issuer, Anagram International, Inc., as co-issuer, the guarantors party thereto and Ankura Trust Company, LLC, as trustee and collateral trustee, relating to 15.00% PIK/Cash Senior Secured First Lien Notes due 2025 (incorporated by reference to Exhibit 4.3 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2020)

4.13

Indenture, dated as of July 30, 2020, among Anagram Holdings LLC, as issuer, Anagram International, Inc., as co-issuer, the guarantors party thereto and Ankura Trust Company, LLC, as trustee and collateral trustee, relating to 10.00% PIK/Cash Senior Secured Second Lien Notes due 2026 (incorporated by reference to Exhibit 4.5 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2020)

4.14

Third Supplemental Indenture, dated as of July 30, 2020, among Party City Holdings Inc., the guarantors party thereto and Wilmington Trust National Association, as trustee, relating to 6.125% Senior Notes due 2023 (incorporated by reference to Exhibit 4.7 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2020)

4.15

Second Supplemental Indenture, dated as of July 30, 2020, among Party City Holdings Inc., the guarantors party thereto and Wilmington Trust National Association, as trustee, relating to 6.625% Senior Notes due 2026 (incorporated by reference to Exhibit 4.8 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2020)

4.16*	Fourth Supplemental Indenture, dated as of March 3, 2021, among Amscan Custom Injection Molding, LLC and Wilmington Trust National Association, as trustee, relating to 6.125% Senior Notes due 2023

4.17*	Third Supplemental Indenture, dated as of March 3, 2021, among Amscan Custom Injection Molding, LLC and Wilmington Trust National Association, as trustee, relating to 6.625% Senior Notes due 2026

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

Exhibit Number	Description

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

10.22†

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

10.25

Master Lease Agreement, dated June 28, 2019, by and between Spirit Realty, L.P. and Party City Holdings Inc. (incorporated by reference to Exhibit 10.2 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2019)

Exhibit Number	Description

10.26†

Employment Agreement between Party City Holdings Inc., Party City Holdco Inc. and Todd Vogensen, dated February 3, 2020 (incorporated by reference to Exhibit 10.1 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2020)

10.27

Board Nomination Agreement, dated as of September 11, 2020, between the Company and the Nominating Parties (incorporated by reference to Exhibit 10.1 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2020)

10.28†

Employment Agreement between Party City Holdings Inc., Party City Holdco Inc. and Michael P. Harrison, dated April 5, 2020 and expired on January 1, 2021 (incorporated by reference to Exhibit 10.1 of Party City Holdco Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 12, 2020)

10.29

Form of Nonqualified Stock Option Award Agreement (Employees) under the Party City Holdco Inc. Amended and Restated 2012 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.6 of Party City Holdco Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 12, 2020)

10.30†

Amended and Restated Employment Agreement between Party City Holdings, Inc., Party City Holdco Inc. and Brad Weston dated March 11, 2020 (incorporated by reference to Exhibit 10.30 of Party City Holdco Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2020)

10.31*	Consulting Agreement dated March 21, 2019 by and between Party City Holdco Inc. and Michael A. Correale, effective October 1, 2020

21.1*	List of Subsidiaries of Party City Holdco Inc.

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Date: March 11, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brad Weston Brad Weston	Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2021

/s/ Todd Vogensen Todd Vogensen	Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)	March 11, 2021

/s/ Norman S. Matthews Norman S. Matthews	Chairman of the Board and Director	March 11, 2021

/s/ James M. Harrison James M. Harrison	Director and Vice Chair	March 11, 2021

/s/ Joel Alsfine Joel Alsfine	Director	March 11, 2021

/s/ Steven J. Collins Steven J. Collins	Director	March 11, 2021

/s/ James G. Conroy James G. Conroy	Director	March 11, 2021

/s/ William S. Creekmuir William S. Creekmuir	Director	March 11, 2021

/s/ Sarah Dodds-Brown Sarah Dodds-Brown	Director	March 11, 2021
/s/ Jennifer Fleiss Jennifer Fleiss	Director	March 11, 2021
/s/ John A. Frascotti John A. Frascotti	Director	March 11, 2021

/s/ Lisa K. Klinger Lisa K. Klinger	Director	March 11, 2021

/s/ Michelle Millstone-Shroff Michelle Millstone-Shroff	Director	March 11, 2021