Form 10-Q
period 2021-03-31
Party City Holdco Inc.
filed 2021-05-10
CIK 1592058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 28, 2021, 111,296,696 shares of the Registrant’s common stock were outstanding.

PARTY CITY HOLDCO INC.

Form 10-Q

March 31, 2021

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2021	December 31, 2020	March 31, 2020
	(Note 2) (Unaudited)	(Note 2)	(Note 2) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$83,806	$119,532	$194,433
Accounts receivable, net	81,658	90,879	116,223
Inventories, net	428,316	412,285	629,875
Prepaid expenses and other current assets	47,803	45,905	76,698
Income tax receivable	68,632	57,549	—
Assets held for sale, net	—	83,110	—
Total current assets	710,215	809,260	1,017,229
Property, plant and equipment, net	214,698	209,412	235,577
Operating lease asset	687,214	700,087	773,775
Goodwill	659,865	661,251	665,129
Trade names	383,733	384,428	394,221
Other intangible assets, net	29,912	32,134	41,960
Other assets, net	9,832	9,883	6,904
Total assets	$2,695,469	$2,806,455	$3,134,795
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$142,859	$175,707	$381,422
Accounts payable	127,812	118,928	96,383
Accrued expenses	146,742	160,605	154,847
Liabilities held for sale	—	68,492	—
Current portion of operating lease liability	150,860	176,045	153,614
Income taxes payable	—	524	—
Current portion of long-term obligations	1,359	13,576	98,588
Total current liabilities	569,632	713,877	884,854
Long-term obligations, excluding current portion	1,358,495	1,329,808	1,474,854
Long-term portion of operating lease liability	628,217	654,729	707,734
Deferred income tax liabilities, net	31,036	34,705	70,943
Other long-term liabilities	33,195	22,815	16,036
Total liabilities	2,620,575	2,755,934	3,154,421
Commitments and contingencies
Stockholders’ equity:
Common stock (111,258,890, 110,781,613 and 94,491,352 shares outstanding and 122,573,377, 122,061,711 and 121,708,422 shares issued at March 31, 2021, December 31, 2020, March 31, 2020 respectively)	1,383	1,373	1,211
Additional paid-in capital	976,037	971,972	933,174
Accumulated deficit	(579,486)	(565,457)	(578,732)
Accumulated other comprehensive income (loss)	5,134	(29,916)	(47,947)
Total Party City Holdco Inc. stockholders’ equity before common stock held in treasury	403,068	377,972	307,706
Less: Common stock held in treasury, at cost (11,314,487, 11,280,098 and 27,217,070 shares at March 31, 2021, December 31, 2020, March 31, 2020, respectively)	(327,388)	(327,182)	(327,170)
Total Party City Holdco Inc. stockholders’ equity	75,680	50,790	(19,464)
Noncontrolling interests	(786)	(269)	(162)
Total stockholders’ equity	74,894	50,521	(19,626)
Total liabilities and stockholders’ equity	$2,695,469	$2,806,455	$3,134,795

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Net sales*	$426,807	$414,043
Cost of sales	274,521	296,757
Gross Profit	152,286	117,286
Wholesale selling expenses	9,116	15,458
Retail operating expenses	88,896	88,166
General and administrative expenses	46,038	65,334
Art and development costs	4,971	5,322
Store impairment and restructuring charges	—	17,728
Loss on disposal of assets in international operations	3,211	—
Goodwill, intangibles and long-lived assets impairment	—	536,648
Income (loss) from operations	54	(611,370)
Interest expense, net	17,214	25,120
Other expense, net	427	5,676
(Loss) before income taxes	(17,587)	(642,166)
Income tax (benefit)	(3,469)	(100,498)
Net (loss)	(14,118)	(541,668)
Less: Net (loss) attributable to noncontrolling interests	(54)	(155)
Net (loss) attributable to common shareholders of Party City Holdco Inc.	$(14,064)	$(541,513)
Net (loss) per share attributable to common shareholders of Party City Holdco Inc.–Basic	$(0.13)	$(5.80)
Net (loss) per share attributable to common shareholders of Party City Holdco Inc.–Diluted	$(0.13)	$(5.80)
Weighted-average number of common shares-Basic	110,917,349	93,395,609
Weighted-average number of common shares-Diluted	110,917,349	93,395,609
Dividends declared per share	$—	$—
Comprehensive income (loss)	$20,937	$(553,881)
Less: Comprehensive (loss) attributable to noncontrolling interests	(84)	(155)
Comprehensive income (loss) attributable to common shareholders of Party City Holdco Inc.	$21,021	$(553,726)

*Includes royalties and franchise fees. Prior year amounts conformed to current year presentation.

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Party City Holdco Inc. Stockholders’ Equity Before Common Stock Held In Treasury	Common Stock Held In Treasury	Total Party City Holdco Inc. Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
Balance at December 31, 2020	$1,373	$971,972	$(565,457)	$(29,916)	$377,972	$(327,182)	$50,790	$(269)	$50,521
Net loss	—	—	(14,064)	—	(14,064)	—	(14,064)	(54)	(14,118)
Stock option expense – time – based	—	113	—	—	113	—	113	—	113
Restricted stock units – time – based	—	352	—	—	352	—	352	—	352
Restricted stock unit expense – performance-based	—	708	—	—	708	—	708	—	708
Director – non-cash compensation	—	57	—	—	57	—	57	—	57
Warrant exercise (see Note 17 – Kazzam, LLC)	4	(4)	—	—	—	—	—	—	—
Disposed non-controlling interest	—	—	—	—	—	—	—	(487)	(487)
Treasury stock purchases	—	—	—	—	—	(206)	(206)	—	(206)
Exercise of stock options	6	2,849	—	—	2,855	—	2,855	—	2,855
Foreign currency adjustments	—	(10)	35	36,398	36,423	—	36,423	24	36,447
Impact of foreign exchange contracts, net	—	—	—	(1,348)	(1,348)	—	(1,348)	—	(1,348)
Balance at March 31, 2021	$1,383	$976,037	$(579,486)	$5,134	$403,068	$(327,388)	$75,680	$(786)	$74,894

	Common Stock	Additional Paid-in Capital	Accumulated (Deficit)	Accumulated Other Comprehensive Loss	Total Party City Holdco Inc. Stockholders’ Equity Before Common Stock Held In Treasury	Common Stock Held In Treasury	Total Party City Holdco Inc. Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
Balance at December 31, 2019	$1,211	$928,573	$(37,219)	$(35,734)	$856,831	$(327,086)	$529,745	$(24)	$529,721
Net (loss)	—	—	(541,513)	—	(541,513)	—	(541,513)	(155)	(541,668)
Stock option expense	—	354	—	—	354	—	354	—	354
Restricted stock units – time-based	—	621	—	—	621	—	621	—	621
Director – non-cash compensation	—	75	—	—	75	—	75	—	75
Warrant expense	—	1,033	—	—	1,033	—	1,033	—	1,033
Acquired non-controlling interest	—	2,518	—	—	2,518	—	2,518	17	2,535
Treasury Stock purchases	—	—	—	—	—	(84)	(84)	—	(84)
Foreign currency adjustments	—	—	—	(12,201)	(12,201)	—	(12,201)	—	(12,201)
Impact of foreign exchange contracts, net	—	—	—	(12)	(12)	—	(12)	—	(12)
Balance at March 31, 2020	$1,211	$933,174	$(578,732)	$(47,947)	$307,706	$(327,170)	$(19,464)	$(162)	$(19,626)

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows used in operating activities:
Net (loss)	$(14,118)	$(541,668)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization expense	17,944	17,752
Amortization of deferred financing costs and original issuance discounts	863	1,202
Provision for doubtful accounts	696	1,119
Deferred income tax benefit	(3,386)	(54,991)
Change in operating lease liability/asset	(37,556)	(389)
Undistributed loss (income) in equity method investments	336	(144)
Loss on disposal of assets	110	40
Loss on disposal of assets in international operations	3,211	—
Non-cash adjustment for store impairment and restructuring charges	—	16,277
Goodwill, intangibles and long-lived assets impairment	—	536,648
Non-employee equity-based compensation**	—	1,033
Stock option expense – time – based	113	354
Restricted stock unit expense – time-based	352	621
Restricted stock unit – performance-based	708	—
Directors – non-cash compensation	57	75
Net loss on debt repayment	226	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	2,952	27,635
(Increase) decrease in inventories	(17,565)	23,205
(Increase) in prepaid expenses and other current assets	(8,768)	(26,661)
Increase (decrease) in accounts payable, accrued expenses and income taxes payable	5,014	(76,138)
Net cash (used in) operating activities	(48,811)	(74,030)
Cash flows (used in) investing activities:
Capital expenditures	(22,184)	(10,726)
Proceeds from disposal of property and equipment	—	7
Proceeds from sale of international operations, net of cash disposed	20,556	—
Net cash (used in) investing activities	(1,628)	(10,719)
Cash flows (used in) provided by financing activities:
Repayment of loans, notes payable and long-term obligations	(792,849)	(3,932)
Proceeds from loans, notes payable and long-term obligations	794,750	253,030
Treasury stock purchases	(206)	(85)
Exercise of stock options	2,855	—
Debt issuance costs	(21,437)	—
Net cash (used in) provided by financing activities	(16,887)	249,013
Effect of exchange rate changes on cash and cash equivalents	(177)	(4,863)
Net (decrease) increase in cash and cash equivalents and restricted cash	(67,503)	159,401
Change in cash classified within current assets held for sale	31,628	—
Cash and cash equivalents and restricted cash at beginning of period	119,681	35,176
Cash and cash equivalents and restricted cash at end of period*	$83,806	$194,577
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$20,309	$35,927
Cash paid during the period for income taxes, net of refunds	$127	$11,368

See accompanying notes to unaudited condensed consolidated financial statements.

*Includes $144 of restricted cash for the three months ended March 31, 2020. There was no restricted cash as of March 31, 2021. The Company records restricted cash in prepaid expenses and other current assets as presented in the consolidated balance sheets at December 31, 2020 and March 31, 2020.

**See Note 17 – Kazzam, LLC.

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

The Company’s retail operations include 833 specialty retail party supply stores (including franchise stores) throughout the United States and Mexico operating under the names Party City and Halloween City, and e-commerce websites, including through the domain name PartyCity.com.

The Company owns 100% of PC Nextco Holdings, LLC (“PC Nextco”), which owns 100% of PC Intermediate Holdings, Inc. (“PC Intermediate”). PC Intermediate owns 100% of Party City Holdings Inc. (“PCHI”), which owns most of the Company’s Operating subsidiaries.

Note 2 – Basis of Presentation and Recently Issued Accounting Pronouncements

The unaudited condensed consolidated financial statements of the Company include the accounts of the Company and its majority-owned and controlled entities. All intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the more detailed financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included in the unaudited condensed consolidated financial statements.

The Company’s retail operations define a fiscal year (“Fiscal Year”) as the 52-week period or 53-week period ended on the Saturday nearest December 31st of each year and define fiscal quarters (“Fiscal Quarter”) as the four interim 13-week periods following the end of the previous Fiscal Year, except in the case of a 53-week Fiscal Year when the fourth Fiscal Quarter is extended to 14 weeks. The condensed consolidated financial statements of the Company combine the Fiscal Quarters of our retail operations with the calendar quarters of our wholesale operations, as the differences are not significant.

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

Note 3 – Store Impairment and Restructuring Charges

The Company performed a comprehensive review of its store locations aimed at improving the overall productivity of such locations (“store optimization program”). After careful consideration and evaluation of the store locations, the Company made the decision to accelerate the optimization of its store portfolio with the closure of stores, which were primarily located in close proximity to other Party City stores. In 2019, 55 stores were identified for closure, out of which 35 stores were closed in 2019 and 20 stores were closed in January 2020. In 2020, 21 stores identified for closure in the first quarter of 2020 were closed in the third quarter. These closings provided the Company with capital flexibility to expand into underserved markets. In addition, the Company evaluated the recoverability of long lived assets at the open stores and recorded an impairment charge associated with the operating lease asset and property, plant and equipment for open stores where sales were affected due to the outbreak of, and local, state and federal governmental responses to, COVID-19. In conjunction with the store optimization program and store impairment, during the three ended March 31, 2020, the Company recorded the following charges:

Three Months Ended March 31,
2020
Inventory reserves	$11,696
Operating lease asset impairment	14,212
Property, plant and equipment impairment	2,065
Labor and other costs incurred closing stores	1,451
Total	$29,424

The charges were for common area maintenance, insurance and taxes that were paid subsequently to such closures in accordance with the stores’ lease agreements. However, such amounts were immaterial.

The fair values of the operating lease assets and property, plant and equipment were determined based on estimated future discounted cash flows for such assets using market participant assumptions, including data on the ability to sub-lease the stores.

The charge for inventory reserves represented inventory that was disposed of below cost. The charge for inventory reserves was recorded in cost of sales in the Company’s statement of operations and comprehensive loss. The other charges were recorded in store impairment and restructuring charges in the Company’s statement of operations and comprehensive loss.

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

During the three months ended March 31, 2021, there were no impairment charges associated with the Company’s goodwill or other intangible balances.

Note 5 – Disposition of Assets

In January 2021, the Company closed the previously disclosed sale of a substantial portion of its international operations. The final consideration for the sale amounted to $54.6 million. During the fourth quarter of 2020, the Company recorded a loss reserve of $73,948 in connection with this sale, and during the first quarter of 2021, the Company recorded an additional loss of $3,211, related to changes in working capital accounts through the transaction close date, which is reported  in the Consolidated Statement of Operations and Comprehensive (Loss) Income.

Note 6 – Inventories

Inventories consisted of the following:

	March 31, 2021	December 31, 2020	March 31, 2020
Finished goods	$386,108	$367,275	$583,662
Raw materials	23,618	27,111	30,795
Work in process	18,589	17,899	15,418
	$428,316	$412,285	$629,875

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

Note 7 – Income Taxes

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

The effective income tax rate for the three months ended March 31, 2021 of 19.7% is different from the statutory rate of 21.0% primarily due to state taxes, equity compensation and the effect of foreign losses with no associated tax benefit. The Company also recorded a $3,453 increase to uncertain tax positions related to the January 2021 sale of a substantial portion of its international operations.

Note 8 – Changes in Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive loss consisted of the following:

	Three Months Ended March 31, 2021
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at December 31, 2020	$(31,264)	$1,348	$(29,916)
Other comprehensive (loss) income before reclassifications, net of tax	(191)	77	(114)
Release of cumulative foreign currency translation adjustment to net loss as a result of disposition of international operations	36,589	(1,422)	35,167
Amounts reclassified from accumulated other comprehensive loss to the condensed consolidated statement of operations and comprehensive loss, net of income tax	—	(3)	(3)
Net current-period other comprehensive income	36,398	(1,348)	35,050
Balance at March 31, 2021	$5,134	$—	$5,134

	Three Months Ended March 31, 2020
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at December 31, 2019	$(37,434)	$1,700	$(35,734)
Other comprehensive (loss) income before reclassifications	(12,201)	11	(12,190)
Amounts reclassified from accumulated other comprehensive loss to the condensed consolidated statement of operations and comprehensive loss, net of income tax	—	(23)	(23)
Net current-period other comprehensive (loss)	(12,201)	(12)	(12,213)
Balance at March 31, 2020	$(49,635)	$1,688	$(47,947)

Note 9 – Capital Stock

At March 31, 2021, the Company’s authorized capital stock consisted of 300,000,000 shares of $0.01 par value common stock and 15,000,000 shares of $0.01 par value preferred stock.

Note 10 – Segment Information

Industry Segments

The Company has two identifiable business segments. The Wholesale segment designs, manufactures, contracts for manufacture and distributes party goods, including paper and plastic tableware, metallic and latex balloons, Halloween and other costumes, accessories, novelties and stationery throughout the world. The Retail segment operates specialty retail party supply stores in the United States, principally under the names Party City and Halloween City, and it operates e-commerce websites, principally through the domain name PartyCity.com. The Company’s industry segment data for the three months ended March 31, 2021 and March 31, 2020 was as follows:

	Wholesale	Retail	Consolidated
Three Months Ended March 31, 2021
Net sales*	$212,137	$333,282	$545,419
Eliminations	(118,612)	—	(118,612)
Net revenues	$93,525	$333,282	$426,807
Gross Profit	$29,108	$123,178	$152,286
Income from operations	$(592)	$646	$54
Interest expense, net			17,214
Other expense, net			427
Loss before income taxes			$(17,587)

	Wholesale	Retail	Consolidated
Three Months Ended March 31, 2020
Net sales*	$214,798	$302,976	$517,774
Eliminations	(103,731)	—	(103,731)
Net revenues	$111,067	$302,976	$414,043
Gross Profit	$21,343	$95,943	$117,286
Loss from operations	$(163,548)	$(447,822)	$(611,370)
Interest expense, net			25,120
Other expense, net			5,676
Loss before income taxes			$(642,166)

*Includes royalties and franchise fees. Prior year amounts conformed to current year presentation.

In 2019, the Company initiated a store optimization program under which the Company identified approximately 55 Party City stores to be closed, out of which 35 stores were closed in 2019 and 20 stores were closed in January 2020. In addition, in the first quarter of 2020, 21 stores were identified for closure and were closed throughout 2020. In conjunction with the program, during the three months ended March 31, 2020 the Company’s Retail segment recorded $29,424 of store impairment and restructuring charges. See Note 4 – Goodwill, Intangibles and Long-Lived Assets Impairment for further detail.

In January 2021, the Company closed the previously disclosed sale of a substantial portion of its international operations. See Note 5 – Disposition of Assets for further detail.

Note 11 – Commitments and Contingencies

The Company is a party to certain claims and litigation in the ordinary course of business. The Company does not believe these proceedings will result, individually or in the aggregate, in a material adverse effect on its financial condition or future results of operations.

Note 12 – Derivative Financial Instruments

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

Foreign Exchange Risk Management

A portion of the Company’s cash flows is derived from transactions denominated in foreign currencies. In 2020, to reduce the uncertainty of foreign exchange rate movements on transactions denominated in foreign currencies, the Company entered into foreign exchange contracts with major international financial institutions. These forward contracts, typically matured within one year and were designed to hedge anticipated foreign currency transactions, primarily inventory purchases and sales. For contracts that qualified for hedge accounting, the terms of the foreign exchange contracts were such that cash flows from the contracts were highly effective in offsetting the expected cash flows from the underlying forecasted transactions.

The foreign currency exchange contracts were reflected in the condensed consolidated balance sheets at fair value. At December 31, 2020, the Company had foreign currency exchange contracts that qualified for hedge accounting. No components of these agreements were excluded in the measurement of hedge effectiveness. As these hedges were 100% effective, there was no current impact on earnings due to hedge ineffectiveness. The Company did not have any foreign currency exchange contracts at March 31, 2021.

Note 13 – Fair Value Measurements

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

During 2017, the Company and Ampology, a subsidiary of Trivergence, reached an agreement to form a new legal entity, Kazzam, LLC (“Kazzam”), for the purpose of designing, developing and launching an online exchange platform for party-related services. As part of Ampology’s compensation for designing, developing and launching the exchange platform, Ampology received an ownership interest in Kazzam. The interest had been recorded as redeemable securities in the mezzanine of the Company’s consolidated balance sheet as Ampology had the right to cause the Company to purchase the interest. The liability was adjusted to the greater of the current fair value or the original fair value at the time at which the ownership interest was issued (adjusted for any subsequent changes in the ownership interest percentage). On March 23, 2020, the Company purchased all of Ampology’s interest in Kazzam. Refer to Note 17 – Kazzam, LLC for further detail.

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

The carrying amounts for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximated fair value at March 31, 2021 because of the short-term maturities of the instruments and/or their variable rates of interest.

The carrying amounts and fair values of borrowings under the Term Loan Credit Agreement and the Company’s senior notes as of March 31, 2021 are as follows:

	March 31, 2021
	Carrying Amount	Fair Value
8.75% Senior Secured First Lien Notes – due 2026	$750,000	$770,625
6.125% Senior Notes – due 2023	22,924	20,173
6.625% Senior Notes – due 2026	92,254	82,106
First Lien Party City Notes – due 2025	202,657	183,405
First Lien Anagram Notes – due 2025	151,482	175,719
Second Lien Anagram Notes – due 2026	148,159	147,418

The fair values represent Level 2 fair value measurements as the debt instruments trade in inactive markets. The carrying amounts for other long-term debt approximated fair value at March 31, 2021 based on the discounted future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturity.

Note 14 – Earnings Per Share

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

Basic and diluted loss per share is as follows:

	Three Months Ended March 31,
	2021	2020
Net (loss) attributable to common shareholders of Party City Holdco Inc.	$(14,064)	$(541,513)
Weighted average shares - Basic	110,917,349	93,395,609
Effect of dilutive securities:
Warrants	—	—
Restricted stock units	—	—
Stock options	—	—
Weighted average shares - Diluted	110,917,349	93,395,609
Net (loss) per share attributable to common shareholders of Party City Holdco Inc. - Basic	$(0.13)	$(5.80)
Net (loss) per share attributable to common shareholders of Party City Holdco Inc. - Diluted	$(0.13)	$(5.80)

During the three months ended March 31,2021, 2,808,395 stock options, 657,920 restricted stock units and 2,853,716 performance restricted stock units were excluded from the calculation of net loss per share attributable to common shareholders of Party City Holdco Inc. – diluted as they were anti-dilutive. During the three months ended March 31, 2020, 3,450,209 stock options, 1,000,000 warrants and 413,968 restricted stock units were excluded from the calculation of net loss per share attributable to common shareholders of Party City Holdco Inc. – diluted as they were anti-dilutive.

Note 15 – Current and Long-Term Obligations

Long-term obligations at March 31, 2021, December 31, 2020 and March 31, 2020 consisted of the following:

	March 31, 2021				December 31, 2020	March 31, 2020
	Principal Amount	Gross Carrying Amount	Deferred Financing Costs*	Net Carrying Amount	Net Carrying Amount	Net Carrying Amount
Senior secured term loan facility (“Term Loan Credit Agreement”)	$—	$—	$—	$—	$690,165	$716,195
8.75% Senior Secured First Lien Notes – due 2026	750,000	750,000	(19,492)	730,508	—	—
6.125% Senior Notes – due 2023	22,924	22,924	(132)	22,792	22,779	347,221
6.625% Senior Notes – due 2026	92,254	92,254	(771)	91,483	106,315	495,104
First Lien Party City Notes – due 2025	161,669	202,657	—	202,657	206,775	—
First Lien Anagram Notes – due 2025	112,979	151,482	(914)	150,568	151,335	—
Second Lien Anagram Notes – due 2026	86,981	148,159	—	148,159	152,032	—
Finance lease obligations	13,687	13,687	—	13,687	13,983	14,922
Total long-term obligations	1,240,494	1,381,163	(21,309)	1,359,854	1,343,384	1,573,442
Less: current portion	(1,359)	(1,359)	—	(1,359)	(13,576)	(98,588)
Long-term obligations, excluding current portion	$1,239,135	$1,379,804	$(21,309)	$1,358,495	$1,329,808	$1,474,854

Prior to April 2019, the Company had a $540,000 asset-based revolving credit facility (with a seasonal increase to $640,000 during a certain period of each calendar year) (the “ABL Facility”), which matures during August 2023 (subject to a springing maturity at an earlier date if the maturity date of certain of the Company’s other debt has not been extended or refinanced). It provides for (a) revolving loans, subject to a borrowing base, and (b) letters of credit, in an aggregate face amount at any time outstanding not to exceed $50,000. During April 2019, the Company amended the ABL Facility. Such amendment removed the seasonal component and made the ABL Facility a $640,000 facility with no seasonal modification component. In connection with the refinancing transactions as follows, PCHI (1) reduced the ABL revolving commitments and prepaid the outstanding ABL revolving loans, in each case, in an aggregate principal amount equal to $44,000 in accordance with the ABL Facility credit agreement, and (2) designated Anagram Holdings and each of its subsidiaries as an unrestricted subsidiary under the ABL Facility and the Term Loan Credit Agreement. Additionally, in February 2021 in conjunction with the transaction discussed below, the Company amended the ABL Facility by reducing the commitments to $475,000 and extending the maturity to February 2026, or earlier as provided for in the agreement.

The Company had approximately $129.3 million, $176.5 million and $71.3 million of availability under the ABL Facility as of March 31, 2021, December 31, 2020 and March 31, 2020, respectively. At March 31, 2020, $150.0 million was invested in US Treasury funds with maturities of less than three months.

February 2021 Debt Transaction

During February 2021, PCHI issued $750,000 of senior secured first lien notes at an interest rate of 8.750% (“8.750% Senior Notes”). The 8.750% Senior Notes will mature in February 2026. The Company used the proceeds from the 8.750% Senior Notes to prepay the outstanding balance of $694,220 under its existing Term Loan Credit Agreement. The prepayment of the Term Loan Credit Agreement was in accordance with the terms of such agreement.

In connection with the transaction, the Company wrote-off a portion of the existing capitalized deferred financing costs and original issuance discounts. Additionally, the Company incurred $18,976 of third-party fees, principally banker fees. The amounts expensed were recorded in Other expense, net in the Company’s Consolidated Statement of Operations and Comprehensive (Loss) Income and included in Gain on debt repayment in the Company’s Consolidated Statement of Cash Flows.

In conjunction with the amendment of the ABL Facility, the Company wrote-off a portion of existing deferred financing costs. Such amount was recorded in Other expense, net in the Company’s Consolidated Statement of Operations and Comprehensive (Loss) Income and included in Gain on debt repayment in the Company’s Consolidated Statement of Cash Flows. The remaining capitalized costs, and $2,400 of new third-party costs incurred in conjunction with the amendment, will be amortized over the revised term of the ABL Facility.

Interest on the 8.750% Senior Notes is payable semi-annually in arrears on February 15th and August 15th of each year. The 8.750% Senior Notes are guaranteed, jointly and severally, on a senior secured basis by each of PCHI’s existing and future domestic subsidiaries. The 8.750% Senior Notes and related guarantees are secured by a first priority lien on substantially all assets of PCHI and the guarantors, except for the collateral that secures the senior credit facilities on a first lien basis, with respect to which the 8.750% Senior Notes and related guarantees will be secured by a second priority lien, in each case subject to permitted liens and certain exclusions and release provisions.

The indenture governing the 8.750% Senior Notes contains covenants that, among other things, limit the PCHI’s ability and the ability of its restricted subsidiaries to:

•	incur additional indebtedness or issue certain disqualified stock or preferred stock;
•	create liens;
•	pay dividends or distributions, redeem or repurchase equity;
•	prepay junior lien indebtedness, unsecured pari passu indebtedness or subordinated indebtedness or make certain investments;
•	transfer or sell assets;
•	engage in consolidation, amalgamation or merger, or sell, transfer or otherwise dispose of all or substantially all of their assets; and
•	enter into certain transactions with affiliates.

The indenture governing the notes also contains certain customary affirmative covenants and events of default.

On or after August 15, 2023, 2024, and 2025, respectively, PCHI may redeem some or all of the 8.750% Senior Notes at the redemption price of 104.375%, 102.188% and 100.000%, respectively, plus accrued and unpaid interest, if any. In addition, PCHI may redeem up to 40% of the aggregate principal amount outstanding on or before August 15, 2023 with the cash proceeds from certain equity offerings at a redemption price of 108.750% of the principal amount, plus accrued and unpaid interest. PCHI may also redeem some or all of the notes before August 15, 2023 at a redemption price of 100% of the principal amount plus a premium that is defined in the indenture. At any time prior to August 15, 2023, PCHI may also at its option redeem during each 12-month period commencing with the issue date up to 10% of the aggregate principal amount of the 8.750% Senior Notes at a redemption price of 103% of the aggregate principal amount, plus accrued and unpaid interest, if any. Also, if PCHI experiences certain types of change in control, as defined, it may be required to offer to repurchase the 8.750% Senior Notes at 101% of their principal amount

On May 7, 2021, Anagram Holdings, LLC, a wholly owned subsidiary of the Company, entered into a $15 million asset-based revolving credit facility (“ABL Facility”), which matures during May 2024. It provides for (a) revolving loans, subject to a borrowing base described below, and (b) under the ABL Facility, Borrowers would be entitled to request letters of credit (“Letters of Credit”). The aggregate amount of outstanding Letters of Credit would be reserved against the credit availability and subject to a $3 million cap.

Under the ABL Facility, the borrowing base at any time equals (a) a percentage of eligible trade receivables, plus (b) a percentage of eligible inventory, plus (c) a percentage of eligible credit card receivables, less (d) certain reserves. The ABL Facility generally provides for the following pricing options: All revolving loans will bear interest, at the Company's election, at a per annum rate equal to either (a) a base rate, which represents for any day a rate equal to the greater of (i) the prime rate on such day subject to a 0% floor, (ii) the federal funds rate plus 5.0% and (iii) one-half of one percent per annum, in each case, plus a margin of 1.5% or (b)  the Daily One Month LIBOR subject to a  0.5% floor, plus a margin of 2.5%.

In addition to paying interest on outstanding principal, the Company is required to pay a commitment fee of 0.5% to1% per annum in respect of unutilized commitments. The Company must also pay customary letter of credit fees.

All obligations under the ABL Facility are jointly and severally guaranteed by Anagram Holdings LLC and its subsidiaries. The ABL facility contains covenants and events of default customary for such credit facilities.

Note 16 – Revenue from Contracts with Customers

The following table summarizes revenue from contracts with customers for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Retail Net Sales:
North American Party City Stores	$330,045	$289,631
Other*	3,237	13,345
Total Retail Net Sales	$333,282	$302,976
Wholesale Net Sales:
Domestic	$55,357	$58,754
International	38,168	52,313
Total Wholesale Net Sales	$93,525	$111,067
Total Consolidated Revenue	$426,807	$414,043

*Includes royalties and franchise fees. Prior year amounts conformed to current year presentation.

The Company maintains allowances for credit losses resulting from the inability of the Company’s customers to make required payments. Judgment is required in assessing the ultimate realization of these receivables, including consideration of the Company’s history of receivable write-offs, the level of past due accounts and the economic status of the Company’s customers. In an effort to identify adverse trends relative to customer economic status, the Company assesses the financial health of the markets it operates in and performs periodic credit evaluations of its customers and ongoing reviews of account balances and aging of receivables. Amounts are considered past due when payment has not been received within the time frame of the credit terms extended. Write-offs are charged directly against the allowance for credit losses and occur only after all collection efforts have been exhausted. The Company will continue to actively monitor the impact of the COVID-19 pandemic on expected losses. At March 31, 2021, December 31, 2020 and March 31, 2020, the allowance for credit losses was $7,499, $7,232 and $5,342, respectively.

Note 17 – Kazzam, LLC

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

On March 23, 2020, the Company agreed to purchase Ampology’s interest in Kazzam in exchange for a three-year royalty on net service revenue and a warrant to purchase up to 1,000,000 shares of the Company’s common stock. The acquisition of Ampology’s interest in Kazzam is an equity transaction and the difference between the fair value of the consideration transferred and the carrying value of Ampology’s interest in Kazzam was recorded within the consolidated statement of stockholders’ equity.

During the first quarter of 2021, Ampology exercised a warrant in a cashless redemption transaction which is reflected in the consolidated statement of stockholders’ equity for the three months ended March 31, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References throughout this document to the “Company” include Party City Holdco Inc. and its subsidiaries. In this document the words “we,” “our,” “ours” and “us” refer only to the Company and its subsidiaries and not to any other person.

Business Overview

Our Company

We are the leading party goods company by revenue in North America and, we believe, the largest vertically integrated supplier of decorated party goods globally by revenue. The Company is a popular one-stop shopping destination for party supplies, balloons, and costumes. In addition to being a great retail brand, the Company is a global, world-class organization that combines state-of-the-art manufacturing and sourcing operations, and sophisticated wholesale operations complemented by a multi-channel retailing strategy and e-commerce retail operations. The Company is a leading player in its category and vertically integrated in its breadth and depth. The Company designs, manufactures, sources and distributes party goods, including paper and plastic tableware, metallic and latex balloons, Halloween and other costumes, accessories, novelties, gifts and stationery throughout the world. The Company’s retail operations include 833 specialty retail party supply stores (including franchise stores) throughout the United States and Mexico operating under the names Party City and Halloween City, and e-commerce websites, including through the domain name PartyCity.com.

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

Our retail segment generates revenue primarily through the sale of our party supplies, which are sold under the Amscan, Designware, Anagram and Costumes USA brand names through Party City, Halloween City and PartyCity.com. For the three months ended March 31, 2021, 81.5% of the product that was sold by our retail segment was supplied by our wholesale segment and 33.0% of the product that was sold by our retail segment was self-manufactured.

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

General and Administrative Expenses. General and administrative expenses include all operating costs and franchise expenses not included elsewhere in the statement of operations and comprehensive (loss) income. These expenses include payroll and other expenses related to operations at our corporate offices, including occupancy costs, related depreciation and amortization, legal and professional fees, stock and equity-based compensation and data-processing costs. These expenses generally do not vary proportionally with net sales.

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

Results of Operations

Three Months Ended March 31, 2021 Compared To Three Months Ended March 31, 2020

The following table sets forth the Company’s operating results and operating results as a percentage of total revenues for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021		2020
	(Dollars in thousands)
Net sales	$426,807	100.0%	$414,043	100.0%
Cost of sales	274,521	64.3	296,757	71.7
Gross Profit	152,286	35.7	117,286	28.3
Wholesale selling expenses	9,116	2.1	15,458	3.7
Retail operating expenses	88,896	20.8	88,166	21.3
General and administrative expenses	46,038	10.8	65,334	15.8
Art and development costs	4,971	1.2	5,322	1.3
Store impairment and restructuring charges	—	-	17,728	4.3
Loss on disposal of assets in international operations	3,211	0.8	—	-
Goodwill and intangibles impairment	—	-	536,648	129.6
Income (loss) from operations	54	-	(611,370)	(147.7)
Interest expense, net	17,214	4.0	25,120	6.1
Other expense, net	427	0.1	5,676	1.4
(Loss) before income taxes	(17,587)	(4.1)	(642,166)	(155.1)
Income tax benefit	(3,469)	(0.8)	(100,498)	(24.3)
Net (loss)	(14,118)	(3.3)	(541,668)	(130.8)
Less: Net (loss) attributable to noncontrolling interests	(54)	-	(155)	-
Net (loss) attributable to common shareholders of Party City Holdco Inc.	(14,064)	(3.3)%	(541,513)	(130.8)%
Net (loss) per share attributable to common shareholders of Party City Holdco Inc.–Basic	(0.13)		(5.80)
Net (loss) per share attributable to common shareholders of Party City Holdco Inc.–Diluted	(0.13)		(5.80)

Revenues

Total revenues for the first quarter of 2021 were $426.8 million and were $12.8 million, or 3.09%, higher than the first quarter of 2020. The following table sets forth the Company’s total revenues for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021		2020
	Dollars in Thousands	Percentage of Total Revenues	Dollars in Thousands	Percentage of Total Revenues
Net Sales:
Wholesale	$212,137	49.7%	$214,798	51.9%
Eliminations	(118,612)	(27.8)	(103,731)	(25.1)
Net wholesale	93,525	21.9	111,067	26.8
Retail*	333,282	78.1	302,976	73.2
Total revenues	$426,807	100.0%	$414,043	100.0%

*Retail revenues include royalties and franchise fees

Retail

Retail net sales during the first quarter of 2021 were $ 333.3 million and were $ 30.3 million, or 10.0%, higher than during the first quarter of 2020. Retail net sales at our Party City stores totaled $310.6 million and were $50.7 million, or 19.5% higher than in the first quarter of 2020. Growth in same-store sales for the Party City brand was partially offset by the timing of New Year’s Eve and the divestiture of international retail. In addition, store sales were impacted by five new stores opened during the three months ended March 31, 2021, partially offset by impact of closed stores in conjunction with the store optimization program.

Same-store sales for the Party City brand (including North American retail e-commerce sales) increased by 35.9% during the first quarter of 2021 compared to the 13 weeks ended April 4, 2020, principally due to growth in core sales particularly in the balloon, birthday, and entertaining categories.

Same-store sales percentages were not affected by foreign currency as such percentages are calculated in local currency.

Wholesale

         Wholesale net sales during the first quarter of 2021 totaled $93.5 million and were $17.6 million, or 15.8%, lower than the first quarter of 2020. This decline is principally due to the divestiture of a significant portion of our international operations. Net sales to domestic party goods retailers and distributors (including our franchisee network) totaled $32.8 million and were $10.9 million, or 25.0% lower than during 2020 principally due to ongoing headwinds from the pandemic and the impact of the discontinuation of the gift line. Results also reflect closures and acquisitions of 13 Party City franchise stores. Net sales of metallic balloons to domestic distributors and retailers (including our franchisee network) totaled $22.6 million during the first quarter of 2021 and were $7.5 million, or 49.7%, higher than during the corresponding quarter of 2020 principally due to growth in the distributor channel. Our international sales were lower than in 2020 primarily due to the international divestiture.

Intercompany sales to our retail affiliates totaled $118.6 million during the first quarter of 2021 and were $14.9 million higher than during the corresponding quarter of 2020. Intercompany sales represented 55.9% of total wholesale sales during the first quarter of 2020 and were 14.3% higher than during the first quarter of 2020, principally due to increased sales to our Party City Corporate stores, driven by customer demand of balloons as well as lapping the negative impact of the COVID-19 pandemic in March of 2020. The intercompany sales of our wholesale segment are eliminated against the intercompany purchases of our retail segment in the consolidated financial statements.

Gross Profit

The following table sets forth the Company’s gross profit for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021		2020
	Dollars in Thousands	Percentage of Net Sales	Dollars in Thousands	Percentage of Net Sales
Retail Gross Profit	$123,178	37.0%	$95,943	31.7%
Wholesale Gross Profit	29,108	31.1	21,343	19.2
Total Gross Profit	$152,286	35.7%	$117,286	28.3%

The gross profit margin on net sales at retail during the first quarter of 2021 was 37.0 % or 530 basis points higher than during the corresponding quarter of 2020. The increase was primarily driven by leverage on occupancy expense, favorable share of shelf gains, and lower year over year markdowns in conjunction with the Company’s store optimization program, partially offset by increased costs of delivery and helium. Our manufacturing share of shelf (i.e., the percentage of our retail product cost of sales manufactured by our wholesale segment) of 33.0 % during the first quarter of 2021 was 4.0% higher as compared to the first quarter of 2020. Our wholesale share of shelf at our Party City stores and our North American retail e-commerce operations (i.e., the percentage of our retail product cost of sales supplied by our wholesale segment) was 81.5% during the quarter or 0.2% higher than during the first quarter of 2020.

The gross profit margin on net sales at wholesale during the first quarters of 2021 and 2020 was 31.1% and 19.2%, respectively. This improvement is primarily due to the divestiture of lower margin international operations, weaker margins in 2020 due to COVID-19 shutdowns as well as favorable product mix with increased sales of metallic balloons.

Operating expenses

Operating expenses totaled $152.2 million or $576.5 million lower than the first quarter of 2020 primarily due to goodwill and intangibles impairment.

Wholesale selling expenses were $9.1 million during the first quarter of 2021 and were $6.4 million lower than during the corresponding quarter of 2020, largely due to the international divestiture, as well as lower payroll and commission expenses. Wholesale selling expenses were 9.7% and 13.9% of net wholesale sales during the first quarters of 2021 and 2020, respectively.

Retail operating expenses during the first quarter of 2021 were $88.9 million and were $0.7 million higher than the corresponding quarter of 2020, primarily driven by higher advertising spend. Retail operating expenses were 26.7% and 29.1% of retail sales during the first quarters of 2021 and 2020, respectively, with the leverage attributable to higher sales and disciplined expense management.

General and administrative expenses during the first quarter of 2021 totaled $46.0 million and were $19.3 million, or 29.6%, lower than in the first quarter of 2020 principally due to lower legal and employee payroll costs. General and administrative expenses as a percentage of total revenues were 10.8% and 15.8% during the first quarters of 2021 and 2020, respectively.

Art and development costs were $5.0 million and $5.3 million during the first quarters of 2021 and 2020, respectively.

Interest expense, net

Interest expense, net, totaled $17.2 million during the first quarter of 2021, compared to $25.1 million during the first quarter of 2020. The decrease in interest primarily reflects lower amounts of debt principal outstanding as a result of the debt refinancing in the third quarter of 2020.

Other expense, net

For the first quarters of 2021 and 2020, other expense, net, totaled $0.4 million and $5.7 million, respectively. Prior year currency loss in 2020 decreased versus 2021. The decrease is offset by loss on disposition of assets and write-offs of deferred financing costs. Refer to Note 5 – Disposition of Assets and Note 15 – Current and Long-Term Obligations of Item 1, “Condensed Consolidated Financial Statements (Unaudited)” in this Quarterly Report on Form 10-Q 2021.

Income tax benefit

The effective income tax rate for the three months ended March 31, 2021, 19.7%, is different from the statutory rate primarily due to state taxes, equity compensation, and the effect of foreign losses with no associated tax benefit. The Company also recorded a $3,453 increase to uncertain tax positions related to the January 2021 sale of a substantial portion of its international operations.

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

	Three Months Ended March 31,
	2021	2020
(Dollars in thousands)
Net (loss)	$(14,118)	$(541,668)
Interest expense, net	17,214	25,120
Income tax (benefit)	(3,469)	(100,498)
Depreciation and amortization	17,944	17,752
EBITDA	17,571	(599,294)
Store impairment and restructuring charges (a)	—	27,761
Early lease terminations	3,138	—
Other restructuring, retention and severance (b)	2,051	3,047
Goodwill, intangibles and long-lived assets impairment (c)	—	536,648
Deferred rent (d)	1,526	(1,384)
Closed store expense (e)	1,593	1,235
Foreign currency losses/(gains), net	(539)	4,255
Stock option expense – time-based	113	354
Restricted stock unit and restricted cash awards expense – performance-based	817	—
Restricted stock units – time-based	352	621
Non-employee equity-based compensation (f)	—	1,033
Undistributed loss (income) in equity method investments	336	(144)
Corporate development expenses (g)	—	2,969
Non-recurring legal settlements/costs	—	6,321
COVID - 19 (l)	615	26,180
Loss on disposal of assets	3,211	—
Net loss on debt repayment	226	—
Other	1,409	2,272
Adjusted EBITDA	$32,419	$11,874

	Three Months Ended March 31,
	2021	2020
(Dollars in thousands, except per share amounts)
(Loss) before income taxes	$(17,587)	$(642,166)
Intangible asset amortization	2,477	2,866
Amortization of deferred financing costs and original issuance discounts	863	1,202
Store impairment and restructuring charges (a)	—	27,973
Other restructuring charges (b)	1,936	922
Goodwill, intangibles and long-lived assets impairment (c)	—	536,648
Non-employee equity-based compensation (f)	—	1,033
Non-recurring legal settlements/costs	—	6,321
Stock option expense – time-based	113	354
Restricted stock unit expense – performance-based	817	—
COVID - 19 (l)	615	26,180
Loss on disposal of assets	3,211	—
Inventory disposals	764	—
Adjusted (loss) before income taxes	(6,791)	(38,667)
Adjusted income tax (benefit) (h)	(1,382)	(12,284)
Adjusted net (loss)	$(5,409)	$(26,383)
Adjusted net (loss) per common share – diluted	$(0.05)	$(0.28)
Weighted-average number of common shares-diluted	110,917,349	93,395,609

(a)

The Company performed a comprehensive review of its store locations aimed at improving the overall productivity of such locations (“store optimization program”). After careful consideration and evaluation of the store locations, the Company made the decision to accelerate the optimization of its store portfolio with the closure of stores, which are primarily located in close proximity to other Party City stores. For further detail, refer to Note 3 – Store Impairment and Restructuring Charges of Item 1, “Condensed Consolidated Financial Statements (Unaudited)” in this Quarterly Report on Form 10-Q 2021.

(b)	Amounts expensed principally relate to severance due to organizational changes.
(c)	As a result of a sustained decline in market capitalization, the Company recognized a non-cash pre-tax goodwill and intangibles impairment charge at March 31, 2020.
(d)	The “deferred rent” adjustment reflects the difference between accounting for rent and landlord incentives in accordance with GAAP and the Company’s actual cash outlay.
(e)	Charges incurred related to closing and relocating stores in the ordinary course of business.
(f)	The acquisition of Ampology’s interest in Kazzam, LLC in an equity transaction. See Note 17 – Kazzam, LLC in Item 1 for further discussion.
(g)	Primarily represents costs for Kazzam (see Note 17 – Kazzam, LLC in Item 1 for further discussion).
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

Liquidity

We expect that cash generated from operating activities and availability under our credit agreements will be our principal sources of liquidity. Based on our current level of operations, we believe that these sources will be adequate to meet our liquidity needs for at least the next twelve months. We cannot provide assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the ABL Facility in amounts sufficient to enable us to repay our indebtedness or to fund our other liquidity needs. The Company had approximately $129.3 million of availability under the ABL Facility as of March 31, 2021.

Per Note 15, Current and Long-Term Obligations of Item 1, “Condensed Consolidated Financial Statements (Unaudited)” in this Quarterly Report on Form 10-Q, as of March 31, 2021, the Company’s indebtedness principally consisted of: (i) 8.750% Senior Secured First Lien Notes due 2026, (ii) 6.125% Senior Notes, (iii) 6.625% Senior Notes, (iv) First Lien Party City Notes, (v) First Lien Anagram Notes, and (vi) Second Lien Anagram Notes. Additionally, the Company had an asset-based revolving credit facility (“ABL Facility”) that it draws down on as necessary.

During February 2021, PCHI issued $750,000 of senior secured first lien notes at an interest rate of 8.750% (“8.750% Senior Notes”). The 8.750% Senior Notes will mature in February 2026. The Company used the proceeds from the 8.750% Senior Notes to prepay the outstanding balance of $694,220 under its existing Term Loan Credit Agreement. The prepayment of the Term Loan Credit Agreement was in accordance with the terms of such agreement.

Interest on the 8.750% Senior Notes is payable semi-annually in arrears on February 15th and August 15th of each year. The 8.750% Senior Notes are guaranteed, jointly and severally, on a senior secured basis by each of PCHI’s existing and future domestic subsidiaries. The 8.750% Senior Notes and related guarantees are secured by a first priority lien on substantially all assets of PCHI and the guarantors, except for the collateral that secures the senior credit facilities on a first lien basis, with respect to which the 8.750% Senior Notes and related guarantees will be secured by a second priority lien, in each case subject to permitted liens and certain exclusions and release provisions.

The indenture governing the 8.750% Senior Notes contains covenants that, among other things, limit the PCHI’s ability and the ability of its restricted subsidiaries to:

•	incur additional indebtedness or issue certain disqualified stock or preferred stock;
•	create liens;
•	pay dividends or distributions, redeem or repurchase equity;
•	prepay junior lien indebtedness, unsecured pari passu indebtedness or subordinated indebtedness or make certain investments;
•	transfer or sell assets;
•	engage in consolidation, amalgamation or merger, or sell, transfer or otherwise dispose of all or substantially all of their assets; and
•	enter into certain transactions with affiliates.

The indenture governing the notes also contains certain customary affirmative covenants and events of default.

On or after August 15, 2023, 2024, and 2025, respectively, PCHI may redeem some or all of the 8.750% Senior Notes at the redemption price of 104.375%, 102.188% and 100.000%, respectively, plus accrued and unpaid interest, if any. In addition, PCHI may redeem up to 40% of the aggregate principal amount outstanding on or before August 15, 2023 with the cash proceeds from certain equity offerings at a redemption price of 108.750% of the principal amount, plus accrued and unpaid interest. PCHI may also redeem some or all of the notes before August 15, 2023 at a redemption price of 100% of the principal amount plus a premium that is defined in the indenture. At any time prior to August 15, 2023, PCHI may also at its option redeem during each 12-month period commencing with the issue date up to 10% of the aggregate principal amount of the 8.750% Senior Notes at a redemption price of 103% of the aggregate principal amount, plus accrued and unpaid interest, if any. Also, if PCHI experiences certain types of change in control, as defined, it may be required to offer to repurchase the 8.750% Senior Notes at 101% of their principal amount.

Prior to April 2019, the Company had a $540,000 asset-based revolving credit facility (with a seasonal increase to $640,000 during a certain period of each calendar year) (the “ABL Facility”), which matures during August 2023 (subject to a springing maturity at an earlier date if the maturity date of certain of the Company’s other debt has not been extended or refinanced). It provides for (a) revolving loans, subject to a borrowing base, and (b) letters of credit, in an aggregate face amount at any time outstanding not to exceed $50,000. During April 2019, the Company amended the ABL Facility. Such amendment removed the seasonal component and made the ABL Facility a $640,000 facility with no seasonal modification component. In connection with the refinancing transactions as follows, PCHI (1) reduced the ABL revolving commitments and prepaid the outstanding ABL revolving loans, in each case, in an aggregate principal amount equal to $44,000 in accordance with the ABL Facility credit agreement, and (2) designated Anagram Holdings and each of its subsidiaries as an unrestricted subsidiary under the ABL Facility and the Term Loan Credit Agreement. Additionally, in February 2021 in conjunction with the transaction discussed above, the Company amended the ABL Facility by reducing the commitments to $475,000 and extending the maturity to February 2026, or earlier as provided for in the agreement.

In accordance with the 8.75% Senior Notes, the Company is required to provide quarterly and annual disclosure of certain financial metrics for Anagram Holdings, LLC and its subsidiary (“Anagram”). For the quarter ended March 31, 2021, Anagram reported:

•	Revenue of $54,743 including net sales to Party City affiliates of approximately $22,712
•	Operating income of $12,623
•	Adjusted EBITDA of $14,057
•	Total assets of $185,707, including affiliate accounts receivable of $9,824

Cash Flow

Net cash used in operating activities totaled $48.8 million and $74.0 million during the three months ended March 31, 2021 and 2020, respectively. The decrease in cash used in operating activities is primarily attributable to improved working capital (accounts receivable, inventory, prepaid expenses and other current assets, and accounts payable), primarily reflecting a reduction in accounts payable in the prior year.

Net cash used in investing activities totaled $1.6 million during the three months ended March 31, 2021, as compared to $10.7 million used in investing activities during the three months ended March 31, 2020. The decrease in cash used in investing activities is primarily due to higher capital expenditures offset by the proceeds from the sale of international operations. Capital expenditures during the three months ended March 31, 2021 and 2020 were $22.2 million ($15.9 million for retail and $6.3 million for wholesale) and $10.7 million, respectively.

Net cash used in financing activities was $16.9 million during the three months ended March 31, 2021 and $249.0 million was provided during the three months ended March 31, 2020. The variance was principally due to increased borrowings under the ABL Facility in the prior year.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the appropriate application of certain accounting policies, many of which require estimates and assumptions about future events and their impact on amounts reported in the financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the condensed consolidated financial statements included herein.

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

During the first quarter of 2020, the Company identified impairment indicators associated with its market capitalization and significantly reduced customer demand for its products due to COVID-19. As a result, the Company performed interim impairment tests on the goodwill at its retail and wholesale reporting units. As a result, the Company recorded a $536.6 million goodwill, intangibles and long-lived assets impairment charge. See Note 4 – Goodwill, Intangibles and Long-Lived Assets Impairment, of Item 1, “Condensed Consolidated Financial Statements (Unaudited)” in this Quarterly Report on Form 10-Q for further discussion. Should actual results differ from certain key assumptions used in the interim impairment test, including revenue and EBITDA growth, which are both impacted by economic conditions, or should other key assumptions change, including discount rates and market multiples, in subsequent periods the Company could record additional impairment charges for the goodwill of such reporting units.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during the three months ended March 31, 2021, the year ended December 31, 2020 and the three months ended March 31, 2020.

Seasonality

Wholesale Operations

Despite a concentration of holidays in the fourth quarter of the year, as a result of our expansive product lines, customer base and increased promotional activities, the impact of seasonality on the quarterly results of our wholesale operations has been limited. However, due to Halloween, and Christmas, the inventory balances of the Company’s wholesale operations are slightly higher during the third quarter than during the remainder of the year. Additionally, the promotional activities of the Company’s wholesale business, including special dating terms, particularly with respect to Halloween products sold to retailers and other distributors, result in slightly higher accounts receivable balances during the third quarter.

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

Cautionary Note Regarding Forward-Looking Statements

From time to time, including in this filing and, in particular, the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we make “forward-looking statements” within the meaning of federal and state securities laws. Disclosures that use words such as the company “believes,” “anticipates,” “expects,” “estimates,” “intends,” “will,” “may” or “plans” and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect our current expectations and are based upon data available to us at the time the statements were made. An example of a forward-looking statement is our belief that our cash generated from operating activities and availability under our credit facilities will be adequate to meet our liquidity needs for at least the next 12 months. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. These risks, as well as other risks and uncertainties, are detailed in the section titled “Risk Factors” included in our Annual Report on Form 10-K filed with the SEC on March 11, 2021. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. All forward-looking statements are qualified by these cautionary statements and are made only as of the date of this filing. Any such forward-looking statements, whether made in this filing or elsewhere, should be considered in context with the various disclosures made by us about our business.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risks since December 31, 2020 as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4. Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Act”)) as of March 31, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is: (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

Information in response to this Item is incorporated herein by reference from Note 11 – Commitments and Contingencies, to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

With respect to Risks Related to Our Indebtedness, per Note 15, Current and Long-Term Obligations of Item 1, “Condensed Consolidated Financial Statements (Unaudited)” in this Quarterly Report on Form 10-Q, as of March 31, 2021, during February 2021, PCHI issued $750,000 of senior secured first lien notes at an interest rate of 8.750% (“8.750% Senior Notes”). The 8.750% Senior Notes will mature in February 2026. The Company used the proceeds from the 8.750% Senior Notes to prepay the outstanding balance of $694,220 under its existing Term Loan Credit Agreement. The prepayment of the Term Loan Credit Agreement was in accordance with the terms of such agreement. Our indebtedness has decreased as a result of that transaction.

Otherwise, there have been no material changes to the risk factors disclosed under the heading "Item 1A, Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities Exchange Commission on March 11, 2021.

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

4.1

Indenture, dated as of February 19, 2021, among Party City Holdings Inc., as issuer, the guarantors party thereto, PC Intermediate Holdings, Inc. and Ankura Trust Company, LLC, as trustee and collateral trustee (incorporated by reference to Exhibit 4.1 to Party City Holdco Inc.’s Form 8-K dated February 19, 2021)

4.2	Form of 8.750% Senior Secured First Lien Notes due 2026 (attached as an exhibit to Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to Party City Holdco Inc.’s Form 8-K dated February 19, 2021)

10.1

Fifth Amendment to the ABL Credit Agreement, dated as of February 19, 2021, among PC Intermediate Holdings, Inc., Party City Holdings Inc., Party City Corporation, the subsidiaries of the borrowers from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the financial institutions party thereto (incorporated by reference to Exhibit 10.1 to Party City Holdco Inc.’s Form 8-K dated February 19, 2021)

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

Date: May 10, 2021