Form 10-Q
period 2021-06-30
Party City Holdco Inc.
filed 2021-08-05
CIK 1592058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 26, 2021, 111,913,238 shares of the Registrant’s common stock were outstanding.

PARTY CITY HOLDCO INC.

Form 10-Q

June 30, 2021

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2021	December 31, 2020	June 30, 2020
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$84,452	$119,532	$154,133
Accounts receivable, net	86,745	90,879	85,081
Inventories, net	426,128	412,285	635,014
Prepaid expenses and other current assets	68,363	45,905	94,710
Income tax receivable	55,421	57,549	—
Assets held for sale, net	—	83,110	—
Total current assets	721,109	809,260	968,938
Property, plant and equipment, net	218,532	209,412	223,433
Operating lease asset	684,802	700,087	755,288
Goodwill	660,597	661,251	666,084
Trade names	383,761	384,428	394,203
Other intangible assets, net	27,825	32,134	39,402
Other assets, net	26,193	9,883	9,435
Total assets	$2,722,819	$2,806,455	$3,056,783
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$99,933	$175,707	$325,754
Accounts payable	129,802	118,928	144,849
Accrued expenses	190,347	160,605	179,159
Liabilities held for sale	—	68,492	—
Current portion of operating lease liability	136,749	176,045	202,971
Income taxes payable	2,537	524	—
Current portion of long-term obligations	1,265	13,576	13,810
Total current liabilities	560,633	713,877	866,543
Long-term obligations, excluding current portion	1,358,916	1,329,808	1,557,576
Long-term portion of operating lease liability	625,157	654,729	685,290
Deferred income tax liabilities, net	37,052	34,705	67,458
Other long-term liabilities	33,288	22,815	16,932
Total liabilities	2,615,046	2,755,934	3,193,799
Commitments and contingencies
Stockholders’ equity:
Common stock (111,476,496, 110,781,613 and 94,602,386 shares outstanding and 122,790,983, 122,061,711 and 121,819,456 shares issued at June 30, 2021, December 31, 2020, and June 30, 2020 respectively)	1,383	1,373	1,211
Additional paid-in capital	978,167	971,972	941,745
Accumulated deficit	(549,693)	(565,457)	(708,747)
Accumulated other comprehensive income (loss)	6,096	(29,916)	(43,849)
Total Party City Holdco Inc. stockholders’ equity before common stock held in treasury	435,953	377,972	190,360
Less: Common stock held in treasury, at cost (11,314,487, 11,280,098 and 27,217,070 shares at June 30, 2021, December 31, 2020, and June 30, 2020, respectively)	(327,394)	(327,182)	(327,170)
Total Party City Holdco Inc. stockholders’ equity	108,559	50,790	(136,810)
Noncontrolling interests	(786)	(269)	(206)
Total stockholders’ equity	107,773	50,521	(137,016)
Total liabilities and stockholders’ equity	$2,722,819	$2,806,455	$3,056,783

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales*	$535,746	$254,691	$962,553	$668,734
Cost of sales	318,574	237,907	593,095	534,664
Gross Profit	217,172	16,784	369,458	134,070
Wholesale selling expenses	7,358	9,707	16,474	25,165
Retail operating expenses	97,179	65,236	186,075	153,402
General and administrative expenses	45,795	63,955	91,833	129,289
Art and development costs	5,004	3,516	9,975	8,838
Store impairment and restructuring charges	—	1,164	—	18,892
Loss on disposal of assets in international operations	—	—	3,211	—
Goodwill, intangibles and long-lived assets impairment	—	—	—	536,648
Income (loss) from operations	61,836	(126,794)	61,890	(738,164)
Interest expense, net	23,116	25,412	40,330	50,532
Other (income) expense, net	(1,300)	1,484	(873)	7,160
Income (loss) before income taxes	40,020	(153,690)	22,433	(795,856)
Income tax expense (benefit)	10,209	(23,631)	6,740	(124,129)
Net income (loss)	29,811	(130,059)	15,693	(671,727)
Less: Net (loss) attributable to noncontrolling interests	—	(44)	(54)	(199)
Net income (loss) attributable to common shareholders of Party City Holdco Inc.	$29,811	$(130,015)	$15,747	$(671,528)
Net income (loss) per share attributable to common shareholders of Party City Holdco Inc.–Basic	$0.27	$(1.39)	$0.14	$(7.19)
Net income (loss) per share attributable to common shareholders of Party City Holdco Inc.–Diluted	$0.26	$(1.39)	$0.14	$(7.19)
Weighted-average number of common shares-Basic	111,340,295	93,419,078	111,128,822	93,407,344
Weighted-average number of common shares-Diluted	116,251,151	93,419,078	115,499,304	93,407,344
Dividends declared per share	$—	$—	$—	$—
Comprehensive income (loss)	$30,761	$(125,961)	$51,742	$(679,842)
Less: Comprehensive (loss) attributable to noncontrolling interests	—	(44)	(30)	(199)
Comprehensive income (loss) attributable to common shareholders of Party City Holdco Inc.	$30,761	$(125,917)	$51,772	$(679,643)

*Includes royalties and franchise fees. Prior year amounts conformed to current year presentation.

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Party City Holdco Inc. Stockholders’ Equity Before Common Stock Held In Treasury	Common Stock Held In Treasury	Total Party City Holdco Inc. Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
Balance at March 31, 2021	$1,383	$976,037	$(579,486)	$5,134	$403,068	$(327,388)	$75,680	$(786)	$74,894
Net income	—	—	29,811	—	29,811	—	29,811	—	29,811
Stock option expense – time – based	—	104	—	—	104	—	104	—	104
Restricted stock units – time-based	—	415	—	—	415	—	415	—	415
Restricted stock unit expense – performance-based	—	1,081	—	—	1,081	—	1,081	—	1,081
Director – non-cash compensation	—	57	—	—	57	—	57	—	57
Treasury Stock purchases	—	—	—	—	—	(6)	(6)	—	(6)
Exercise of stock options	—	467	—	—	467	—	467	—	467
Foreign currency adjustments	—	6	(18)	962	950	—	950	—	950
Balance at June 30, 2021	$1,383	$978,167	$(549,693)	$6,096	$435,953	$(327,394)	$108,559	$(786)	$107,773

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Party City Holdco Inc. Stockholders’ Equity Before Common Stock Held In Treasury	Common Stock Held In Treasury	Total Party City Holdco Inc. Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
Balance at March 31, 2020	$1,211	$933,174	$(578,732)	$(47,947)	$307,706	$(327,170)	$(19,464)	$(162)	$(19,626)
Net loss	—	—	(130,015)	—	(130,015)	—	(130,015)	(44)	(130,059)
Stock option expense – time – based	—	206	—	—	206	—	206	—	206
Stock option expense – performance – based	—	7,847	—	—	7,847	—	7,847	—	7,847
Restricted stock units – time-based	—	518	—	—	518	—	518	—	518
Foreign currency adjustments	—	—	—	4,014	4,014	—	4,014	—	4,014
Impact of foreign exchange contracts, net	—	—	—	84	84	—	84	—	84
Balance at June 30, 2020	$1,211	$941,745	$(708,747)	$(43,849)	$190,360	$(327,170)	$(136,810)	$(206)	$(137,016)

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Party City Holdco Inc. Stockholders’ Equity Before Common Stock Held In Treasury	Common Stock Held In Treasury	Total Party City Holdco Inc. Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
Balance at December 31, 2020	$1,373	$971,972	$(565,457)	$(29,916)	$377,972	$(327,182)	$50,790	$(269)	$50,521
Net income (loss)	—	—	15,747	—	15,747	—	15,747	(54)	15,693
Stock option expense – time – based	—	217	—	—	217	—	217	—	217
Restricted stock units – time – based	—	767	—	—	767	—	767	—	767
Restricted stock unit expense – performance-based	—	1,789	—	—	1,789	—	1,789	—	1,789
Director – non-cash compensation	—	114	—	—	114	—	114	—	114
Warrant exercise (see Note 17 – Kazzam, LLC)	4	(4)	—	—	—	—	—	—	—
Disposed non-controlling interest	—	—	—	—	—	—	—	(487)	(487)
Treasury stock purchases	—	—	—	—	—	(212)	(212)	—	(212)
Exercise of stock options	6	3,316	—	—	3,322	—	3,322	—	3,322
Foreign currency adjustments	—	(4)	17	37,360	37,373	—	37,373	24	37,397
Impact of foreign exchange contracts, net	—	—	—	(1,348)	(1,348)	—	(1,348)	—	(1,348)
Balance at June 30, 2021	$1,383	$978,167	$(549,693)	$6,096	$435,953	$(327,394)	$108,559	$(786)	$107,773

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Party City Holdco Inc. Stockholders’ Equity Before Common Stock Held In Treasury	Common Stock Held In Treasury	Total Party City Holdco Inc. Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
Balance at December 31, 2019	$1,211	$928,573	$(37,219)	$(35,734)	$856,831	$(327,086)	$529,745	$(24)	$529,721
Net loss	—	—	(671,528)	—	(671,528)	—	(671,528)	(199)	(671,727)
Stock option expense – time – based	—	560	—	—	560	—	560	—	560
Stock option expense – performance – based		7,847	—	—	7,847	—	7,847	—	7,847
Restricted stock units – time – based	—	1,139	—	—	1,139	—	1,139	—	1,139
Director – non-cash compensation	—	75	—	—	75	—	75	—	75
Warrant expense (see Note 17 – Kazzam, LLC)	—	1,033	—	—	1,033	—	1,033	—	1,033
Acquired non-controlling interest	—	2,518	—	—	2,518	—	2,518	17	2,535
Treasury stock purchases	—	—	—	—	—	(84)	(84)	—	(84)
Foreign currency adjustments	—	—	—	(8,187)	(8,187)	—	(8,187)	—	(8,187)
Impact of foreign exchange contracts, net	—	—	—	72	72	—	72	—	72
Balance at June 30, 2020	$1,211	$941,745	$(708,747)	$(43,849)	$190,360	$(327,170)	$(136,810)	$(206)	$(137,016)

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows provided by (used in) operating activities:
Net income (loss)	$15,693	$(671,727)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	34,860	40,518
Amortization of deferred financing costs and original issuance discounts	1,937	2,401
Provision for doubtful accounts	1,171	4,443
Deferred income tax expense (benefit)	2,622	(58,440)
Change in operating lease liability/asset	(52,315)	44,803
Undistributed (income) loss in equity method investments	(211)	415
Loss on disposal of assets	109	93
Loss on disposal of assets in international operations	3,211	—
Non-cash adjustment for store impairment and restructuring charges	—	16,458
Goodwill, intangibles and long-lived assets impairment	—	536,648
Non-employee equity-based compensation**	—	1,033
Stock option expense – time – based	217	560
Stock option expense – performance – based	—	7,847
Restricted stock unit expense – time-based	767	1,139
Restricted stock unit – performance-based	1,789	—
Directors – non-cash compensation	114	75
Net loss on debt repayment	226	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(2,395)	56,315
(Increase) decrease in inventories	(15,191)	20,055
(Increase) in prepaid expenses and other current assets	(31,055)	(47,700)
Increase (decrease) in accounts payable, accrued expenses and income taxes payable	52,228	(3,717)
Net cash provided by (used in) operating activities	13,777	(48,781)
Cash flows (used in) investing activities:
Capital expenditures	(40,452)	(18,332)
Proceeds from disposal of property and equipment	—	7
Proceeds from sale of international operations, net of cash disposed	20,556	—
Net cash (used in) investing activities	(19,896)	(18,325)
Cash flows (used in) provided by financing activities:
Repayment of loans, notes payable and long-term obligations	(836,435)	(79,763)
Proceeds from loans, notes payable and long-term obligations	794,750	269,874
Treasury stock purchases	(212)	(85)
Exercise of stock options	3,322	—
Debt issuance costs	(21,437)	—
Net cash (used in) provided by financing activities	(60,012)	190,026
Effect of exchange rate changes on cash and cash equivalents	274	(3,945)
Net (decrease) increase in cash and cash equivalents and restricted cash	(65,857)	118,975
Change in cash classified within current assets held for sale	31,628	—

Cash and cash equivalents and restricted cash at beginning of period	119,681	35,176
Cash and cash equivalents and restricted cash at end of period*	$85,452	$154,151
Supplemental disclosure of cash flow information:
Cash paid during the period for interest expense	$16,594	$43,402
Cash paid during the period for income taxes, net of refunds	$3,411	$11,854

*Includes $1,000 and $18 of restricted cash for the six months ended June 30, 2021 and 2020. The Company recorded restricted cash in other assets, net as presented in the consolidated balance sheet at June 30, 2021 and in prepaid expenses and other current assets as presented in the consolidated balance sheets at December 31, 2020 and June 30, 2020.

**See Note 17 – Kazzam, LLC.

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

Recently Issued Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, which provides guidance providing optional expedients and exceptions for applying U.S. generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. Additionally, in January 2021, the FASB issued ASU 2021-01, which allows entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates. The Company is currently evaluating this guidance and does not expect an impact on our consolidated financial statements.

Note 3 – Store Impairment and Restructuring Charges

In 2019 and 2020 the Company performed a comprehensive review of its store locations aimed at improving the overall productivity of such locations (“store optimization program”). After careful consideration and evaluation of the store locations, the Company made the decision to accelerate the optimization of its store portfolio with the closure of stores, which were primarily located in close proximity to other Party City stores. In 2019, 55 stores were identified for closure, out of which 35 stores were closed in 2019 and 20 stores were closed in January 2020. In 2020, 21 stores identified for closure in the first quarter of 2020 were closed in the third quarter of 2020. These closings provided the Company with capital flexibility to expand into underserved markets. In addition, the Company evaluated the recoverability of long lived assets at the open stores and recorded an impairment charge associated with the operating lease asset and property, plant and equipment for open stores where sales were affected due to the outbreak of, and local, state and federal governmental responses to, COVID-19. During the three and six months ended June 30, 2020, the Company recorded the following charges:

	Three Months Ended June 30,	Six Months Ended June 30,
	2020	2020
Inventory reserves	$—	$11,696
Operating lease asset impairment	181	14,393
Property, plant and equipment impairment	—	2,065
Labor and other costs incurred closing stores	983	2,434
Total	$1,164	$30,588

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

In conjunction with the store optimization program and store impairment, there were no charges for the three and six months ended June 30, 2021.

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

During the six months ended June 30, 2021 and the three months ended June 30, 2020, there were no impairment charges associated with the Company’s goodwill or other intangible assets balances.

Note 5 – Disposition of Assets

In January 2021, the Company closed the previously disclosed sale of a substantial portion of its international operations. The final consideration for the sale amounted to $54.6 million. During the fourth quarter of 2020, the Company recorded a loss reserve of $73,948 in connection with this sale, and during the first quarter of 2021, the Company recorded an additional loss of $3,211, related to changes in working capital accounts through the transaction close date, which is reported in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Note 6 – Inventories, net

Inventories, net consisted of the following:

	June 30, 2021	December 31, 2020	June 30, 2020
Finished goods	$384,949	$367,275	$587,327
Raw materials	22,274	27,111	30,958
Work in process	18,905	17,899	16,729
	$426,128	$412,285	$635,014

Inventories, net are valued at the lower of cost or net realizable value. The Company principally determines the cost of inventory using the weighted average method.

The Company estimates retail inventory shrinkage for the period between physical inventory dates on a store-by-store basis. Inventory shrinkage estimates can be affected by changes in merchandise mix and changes in actual shortage trends. The shrinkage rate from the most recent physical inventory, in combination with historical experience, is the basis for estimating shrinkage.

In the ordinary course of business the Company is involved in transactions with certain of its equity-method investees, primarily for the purchase of finished goods inventory. For the three and six months ended June 30, 2021, the Company purchased $22.6 million and $25.5 million, respectively. Substantially all of these purchases are reflected in finished goods inventory as of June 30, 2021. As of June 30, 2021, the Company had accounts payable of $19.7 million related to such transactions.

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

The effective income tax rate for the three months ended June 30, 2021 of 25.5% is different from the statutory rate of 21.0% primarily due to state taxes and equity compensation.

The effective income tax rate for the six months ended June 30, 2021 of 30.1% is different from the statutory rate of 21.0% primarily due to state taxes, equity compensation, the effect of foreign losses with no associated tax benefit and the additional loss related to the sale of a substantial portion of the international operations recorded in the three months ended March 31, 2021.

Note 8 – Changes in Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended June 30, 2021
	Foreign Currency Translation Adjustments	Total, Net of Taxes
Balance at March 31, 2021	$5,134	$5,134
Other comprehensive income before reclassifications, net of tax	962	962
Net current-period other comprehensive income	962	962
Balance at June 30, 2021	$6,096	$6,096

	Three Months Ended June 30, 2020
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at March 31, 2020	$(49,635)	$1,688	$(47,947)
Other comprehensive income before reclassifications, net of tax	4,014	59	4,073
Amounts reclassified from accumulated other comprehensive (loss) income to the condensed consolidated statement of operations and comprehensive income (loss), net of income tax	—	25	25
Net current-period other comprehensive income	4,014	84	4,098
Balance at June 30, 2020	$(45,621)	$1,772	$(43,849)

	Six Months Ended June 30, 2021
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at December 31, 2020	$(31,264)	$1,348	$(29,916)
Other comprehensive income before reclassifications, net of tax	771	77	848
Release of cumulative foreign currency translation adjustment to net loss as a result of disposition of international operations	36,589	(1,422)	35,167
Amounts reclassified from accumulated other comprehensive income to the condensed consolidated statement of operations and comprehensive income (loss), net of income tax	—	(3)	(3)
Net current-period other comprehensive income (loss)	37,360	(1,348)	36,012
Balance at June 30, 2021	$6,096	$—	$6,096

	Six Months Ended June 30, 2020
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at December 31, 2019	$(37,434)	$1,700	$(35,734)
Other comprehensive (loss) income before reclassifications, net of income tax	(8,187)	70	(8,117)
Amounts reclassified from accumulated other comprehensive (loss) income to the condensed consolidated statement of operations and comprehensive income (loss), net of income tax	—	2	2
Net current-period other comprehensive (loss) income	(8,187)	72	(8,115)
Balance at June 30, 2020	$(45,621)	$1,772	$(43,849)

Note 9 – Capital Stock

At June 30, 2021, the Company’s authorized capital stock consisted of 300,000,000 shares of $0.01 par value common stock and 15,000,000 shares of $0.01 par value preferred stock.

Note 10 – Segment Information

Industry Segments

The Company has two reportable operating segments. The Wholesale segment designs, manufactures, contracts for manufacture and distributes party goods, including paper and plastic tableware, metallic and latex balloons, Halloween and other costumes, accessories, novelties and stationery throughout the world. The Retail segment operates specialty retail party supply stores in the United States, principally under the names Party City and Halloween City, and it operates e-commerce websites, principally through the domain name PartyCity.com. The Company’s reportable operating segment data for the three months ended June 30, 2021 and June 31, 2020 was as follows:

	Wholesale	Retail	Consolidated
Three Months Ended June 30, 2021
Net sales*	$230,961	$443,812	$674,773
Eliminations	(139,027)	—	(139,027)
Net revenues	91,934	443,812	535,746
Gross Profit*	$23,607	$193,565	$217,172
(Loss) income from operations	$(3,225)	$65,061	$61,836
Interest expense, net			23,116
Other (income), net			(1,300)
Income before income taxes			$40,020

	Wholesale	Retail	Consolidated
Three Months Ended June 30, 2020
Net sales*	$131,296	$185,782	$317,078
Eliminations	(62,387)	—	(62,387)
Net revenues	68,909	185,782	254,691
Gross Profit*	$(13,118)	$29,902	$16,784
Loss from operations	$(55,892)	$(70,902)	$(126,794)
Interest expense, net			25,412
Other expense, net			1,484
Loss before income taxes			$(153,690)

The company's reportable operating segment data for the six months ended June 30, 2021 and 2020 was as follows:

	Wholesale	Retail	Consolidated
Six Months Ended June 30, 2021
Net sales*	$443,098	$777,094	$1,220,192
Eliminations	(257,639)	—	(257,639)
Net revenues	185,459	777,094	962,553
Gross Profit*	$52,715	$316,743	$369,458
Income from operations	$(3,817)	$65,707	$61,890
Interest expense, net			40,330
Other (income), net			(873)
Income before income taxes			$22,433

	Wholesale	Retail	Consolidated
Six Months Ended June 30, 2020
Net sales*	$346,094	$488,758	$834,852
Eliminations	(166,118)	—	(166,118)
Net revenues	179,976	488,758	668,734
Gross Profit*	$8,225	$125,845	$134,070
Loss from operations	$(219,440)	$(518,724)	$(738,164)
Interest expense, net			50,532
Other expense, net			7,160
Loss before income taxes			$(795,856)

*Includes royalties and franchise fees. Prior year amounts conformed to current year presentation.

In 2019, the Company initiated a store optimization program under which the Company identified approximately 55 Party City stores to be closed, out of which 35 stores were closed in 2019 and 20 stores were closed in January 2020. In addition, in the first quarter of 2020, 21 stores were identified for closure and were closed throughout 2020. In conjunction with the program, during the three and six months ended June 30, 2020 the Company’s retail segment recorded $1,164 and $30,588 of store impairment and restructuring charges, respectively. See Note 4 – Goodwill, Intangibles and Long-Lived Assets Impairment for further detail.

In January 2021, the Company closed the previously disclosed sale of a substantial portion of its international operations. See 5 – Disposition of Asset Note 5 – Disposition of Assets for further detail.

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

The foreign currency exchange contracts were reflected in the condensed consolidated balance sheets at fair value. At December 31, 2020, the Company had foreign currency exchange contracts that qualified for hedge accounting. No components of these agreements were excluded in the measurement of hedge effectiveness. As these hedges were 100% effective, there was no current impact on earnings due to hedge ineffectiveness. The Company did not have any foreign currency exchange contracts at June 30, 2021.

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

The carrying amounts for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximated fair value at June 30, 2021 because of the short-term maturities of the instruments and/or their variable rates of interest.

The carrying amounts and fair values of borrowings under the Term Loan Credit Agreement and the Company’s senior notes as of June 30, 2021 are as follows:

	June 30, 2021
	Gross Carrying Amount	Fair Value
8.75% Senior Secured First Lien Notes – due 2026	$750,000	$802,500
6.125% Senior Notes – due 2023	22,924	20,202
6.625% Senior Notes – due 2026	92,254	78,762
First Lien Party City Notes – due 2025	202,588	193,725
First Lien Anagram Notes – due 2025	151,313	173,632
Second Lien Anagram Notes – due 2026	148,114	148,114

The fair values represent Level 2 fair value measurements as the debt instruments trade in inactive markets. The carrying amounts for other long-term debt approximated fair value at June 30, 2021 based on the discounted future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturity.

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

Basic and diluted loss per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss) attributable to common shareholders of Party City Holdco Inc.	$29,811	$(130,015)	$15,747	$(671,528)
Weighted average shares - Basic	111,340,295	93,419,078	111,128,822	93,407,344
Effect of dilutive securities:
Warrants	—	—	62,121	—
Restricted stock units	4,568,313	—	3,971,807	—
Stock options	342,543	—	336,554	—
Weighted average shares - Diluted	116,251,151	93,419,078	115,499,304	93,407,344
Net income (loss) per share attributable to common shareholders of Party City Holdco Inc. - Basic	$0.27	$(1.39)	$0.14	$(7.19)
Net income (loss) per share attributable to common shareholders of Party City Holdco Inc. - Diluted	$0.26	$(1.39)	$0.14	$(7.19)

During the three and six months ended June 30, 2021, 1,706,449 stock options and 133,406 restricted stock units were excluded from the calculation of net income per share attributable to common shareholders of Party City Holdco Inc. – diluted as they were anti-dilutive. During the three and six months ended June 30, 2020, 3,613,482 stock options, 1,000,000 warrants and 413,968 restricted stock units were excluded from the calculation of net loss per share attributable to common shareholders of Party City Holdco Inc. – diluted as they were anti-dilutive.

Note 15 – Current and Long-Term Obligations

Long-term obligations at June 30, 2021, December 31, 2020 and June 30, 2020 consisted of the following:

	June 30, 2021				December 31, 2020	June 30, 2020
	Principal Amount	Gross Carrying Amount	Deferred Financing Costs	Net Carrying Amount	Net Carrying Amount	Net Carrying Amount
Senior secured term loan facility (“Term Loan Credit Agreement”)	$—	$—	$—	$—	$690,165	$713,789
8.75% Senior Secured First Lien Notes – due 2026	750,000	750,000	(18,695)	731,305	—	—
6.125% Senior Notes – due 2023	22,924	22,924	(118)	22,806	22,779	347,427
6.625% Senior Notes – due 2026	92,254	92,254	(735)	91,519	106,315	495,297
First Lien Party City Notes – due 2025	161,669	202,588	—	202,588	206,775	—
First Lien Anagram Notes – due 2025	112,979	151,313	(862)	150,451	151,335	—
Second Lien Anagram Notes – due 2026	86,981	148,114	—	148,114	152,032	—
Finance lease obligations	13,398	13,398	—	13,398	13,983	14,873
Total long-term obligations	1,240,205	1,380,591	(20,410)	1,360,181	1,343,384	1,571,386
Less: current portion	(1,265)	(1,265)	—	(1,265)	(13,576)	(13,810)
Long-term obligations, excluding current portion	$1,238,940	$1,379,326	$(20,410)	$1,358,916	$1,329,808	$1,557,576

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

The Company had approximately $170.2 million, $176.5 million and $136.1 million of availability under the ABL Facility as of June 30, 2021, December 31, 2020 and June 30, 2020, respectively. At June 30, 2020, $119.6 million was invested in US Treasury funds with maturities of less than three months. As discussed further below, Anagram had a separate asset-based revolving credit facility and there was approximately $14.6 million of availability under the Anagram ABL Facility as of June 30, 2021.

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

On or after August 15, 2023, 2024, and 2025, respectively, PCHI may redeem some or all of the 8.750% Senior Notes at the redemption price of 104.375%, 102.188% and 100.000%, respectively, plus accrued and unpaid interest, if any. In addition, PCHI may redeem up to 40% of the aggregate principal amount outstanding on or before August 15, 2023 with the cash proceeds from certain equity offerings at a redemption price of 108.750% of the principal amount, plus accrued and unpaid interest. PCHI may also redeem some or all of the notes before August 15, 2023 at a redemption price of 100% of the principal amount plus a premium that is defined in the indenture. At any time prior to August 15, 2023, PCHI may also at its option redeem during each 12-month period commencing with the issue date up to 10% of the aggregate principal amount of the 8.750% Senior Notes at a redemption price of 103% of the aggregate principal amount, plus accrued and unpaid interest, if any. Also, if PCHI experiences certain types of change in control, as defined, it may be required to offer to repurchase the 8.750% Senior Notes at 101% of their principal amount

On May 7, 2021, Anagram Holdings, LLC (“Anagram”), a wholly owned subsidiary of the Company, entered into a $15 million asset-based revolving credit facility (“Anagram ABL Facility”), which matures during May 2024. It provides for (a) revolving loans, subject to a borrowing base described below, and (b) under the Anagram ABL Facility, Borrowers would be entitled to request letters of credit (“Letters of Credit”). The aggregate amount of outstanding Letters of Credit would be reserved against the credit availability and subject to a $3 million cap.

Under the Anagram ABL Facility, the borrowing base at any time equals (a) a percentage of eligible trade receivables, plus (b) a percentage of eligible inventory, plus (c) a percentage of eligible credit card receivables, less (d) certain reserves. The Anagram ABL Facility generally provides for the following pricing options: All revolving loans will bear interest, at the Anagram's election, at a per annum rate equal to either (a) a base rate, which represents for any day a rate equal to the greater of (i) the prime rate on such day subject to a 0% floor, (ii) the federal funds rate plus 5.0% and (iii) one-half of one percent per annum, in each case, plus a margin of 1.5% or (b) the Daily One Month LIBOR subject to a  0.5% floor, plus a margin of 2.5%.

In addition to paying interest on outstanding principal, Anagram is required to pay a commitment fee of 0.5% to 1% per annum in respect of unutilized commitments. Anagram must also pay customary letter of credit fees.

All obligations under the Anagram ABL Facility are jointly and severally guaranteed by Anagram and its subsidiaries. The Anagram ABL facility contains covenants and events of default customary for such credit facilities.

Note 16 – Revenue from Contracts with Customers

The following table summarizes revenue from contracts with customers for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Retail Net Sales:
North American Party City Stores	$441,675	$181,404	$771,720	$471,035
Other*	2,137	4,378	5,374	17,723
Total Retail Net Sales	$443,812	$185,782	$777,094	$488,758
Wholesale Net Sales:
Domestic	$61,789	$39,121	$117,146	$97,875
International	30,145	29,788	68,313	82,101
Total Wholesale Net Sales	$91,934	$68,909	$185,459	$179,976
Total Consolidated Revenue	$535,746	$254,691	$962,553	$668,734

*Includes royalties and franchise fees. Prior year amounts conformed to current year presentation.

The Company maintains allowances for credit losses resulting from the inability of the Company’s customers to make required payments. Judgment is required in assessing the ultimate realization of these receivables, including consideration of the Company’s history of receivable write-offs, the level of past due accounts and the economic status of the Company’s customers. In an effort to identify adverse trends relative to customer economic status, the Company assesses the financial health of the markets it operates in and performs periodic credit evaluations of its customers and ongoing reviews of account balances and aging of receivables. Amounts are considered past due when payment has not been received within the time frame of the credit terms extended. Write-offs are charged directly against the allowance for credit losses and occur only after all collection efforts have been exhausted. The Company will continue to actively monitor the impact of the COVID-19 pandemic on expected losses. At June 30, 2021, December 31, 2020 and June 30, 2020, the allowance for credit losses was $7,933, $7,232 and $8,620, respectively.

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

During the first quarter of 2021, Ampology exercised a warrant in a cashless redemption transaction which is reflected in the consolidated statement of stockholders’ equity for the six months ended June 30, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References throughout this document to the “Company” include Party City Holdco Inc. and its subsidiaries. In this document the words “we,” “our,” “ours” and “us” refer only to the Company and its subsidiaries and not to any other person.

Business Overview

Our Company

We are the leading party goods company by revenue in North America and, we believe, the largest vertically integrated supplier of decorated party goods globally by revenue. The Company is a popular one-stop shopping destination for party supplies, balloons, and costumes. In addition to being a great retail brand, the Company is a global, world-class organization that combines state-of-the-art manufacturing and sourcing operations, and sophisticated wholesale operations complemented by a multi-channel retailing strategy and e-commerce retail operations. The Company is a leading player in its category and vertically integrated in its breadth and depth. The Company designs, manufactures, sources and distributes party goods, including paper and plastic tableware, metallic and latex balloons, Halloween and other costumes, accessories, novelties, gifts and stationery throughout the world. The Company’s retail operations include 831 specialty retail party supply stores (including franchise stores) throughout North America operating under the names Party City and Halloween City, and e-commerce websites, principally through the domain name PartyCity.com.

In addition to our retail operations, we are also one of the largest global designers, manufacturers and distributors of decorated consumer party products, with items found in retail outlets worldwide, including independent party supply stores, mass merchants, grocery retailers, e-commerce merchandisers and dollar stores.

How We Assess the Performance of Our Company

In assessing the performance of our company, we consider a variety of performance and financial measures for our two reportable operating segments, Retail and Wholesale. These key measures include revenues and gross profit, comparable retail same-store sales and operating expenses. We also review other metrics such as adjusted net income (loss), adjusted net income (loss) per common share – diluted and adjusted EBITDA. For a discussion of our use of these measures and a reconciliation of adjusted net income (loss) and adjusted EBITDA to net income (loss), please refer to “Financial Measures - Adjusted EBITDA,” “Financial Measures - Adjusted Net Income (Loss)” and “Financial Measures - Adjusted Net Income (Loss) Per Common Share – Diluted” below.

Segments

We have two reportable operating segments: Retail and Wholesale.

Our retail segment generates revenue primarily through the sale of our party supplies, which are sold under the Amscan, Designware, Anagram and Costumes USA brand names through Party City, Halloween City and PartyCity.com. For the six months ended June 30, 2021, 81.2% of the product that was sold by our retail segment was supplied by our wholesale segment and 31.4 % of the product that was sold by our retail segment was self-manufactured.

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

Intercompany sales between the wholesale and the retail segments are eliminated, and the wholesale profits on intercompany sales are deferred and realized at the time the merchandise is sold to the retail consumer. For operating segment reporting purposes, certain general and administrative expenses and art and development costs are allocated based on total revenues.

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

General and Administrative Expenses. General and administrative expenses include all operating costs and franchise expenses not included elsewhere in the statement of operations and comprehensive income (loss). These expenses include payroll and other expenses related to operations at our corporate offices, including occupancy costs, related depreciation and amortization, legal and professional fees, stock and equity-based compensation and data-processing costs. These expenses generally do not vary proportionally with net sales.

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

Results of Operations

Three Months Ended June 30, 2021 Compared To Three Months Ended June 30, 2020

The following table sets forth the Company’s operating results and operating results as a percentage of total revenues for the three months ended June 30, 2021 and 2020.

	Three Months Ended June 30,
	2021		2020
	(Dollars in thousands)
Net sales	$535,746	100.0%	$254,691	100.0%
Cost of sales	318,574	59.5	237,907	93.4
Gross Profit	217,172	40.5	16,784	6.6
Wholesale selling expenses	7,358	1.4	9,707	3.8
Retail operating expenses	97,179	18.1	65,236	25.6
General and administrative expenses	45,795	8.5	63,955	25.1
Art and development costs	5,004	0.9	3,516	1.4
Store impairment and restructuring charges	—	0.0	1,164	0.5
Income (loss) from operations	61,836	11.5	(126,794)	(49.8)
Interest expense, net	23,116	4.3	25,412	10.0
Other (income) expense, net	(1,300)	(0.2)	1,484	0.6
Income (loss) before income taxes	40,020	7.5	(153,690)	(60.3)
Income tax expense (benefit)	10,209	1.9	(23,631)	(9.3)
Net income (loss)	29,811	5.6	(130,059)	(51.1)
Less: Net (loss) attributable to noncontrolling interests	—	-	(44)	-
Net income (loss) attributable to common shareholders of Party City Holdco Inc.	$29,811	5.6%	$(130,015)	(51.0)%
Net income (loss) per share attributable to common shareholders of Party City Holdco Inc.–Basic	$0.27		$(1.39)
Net income (loss) per share attributable to common shareholders of Party City Holdco Inc.–Diluted	$0.26		$(1.39)

Revenues

Total revenues for the second quarter of 2021 were $535.7 million and were $281.0 million, or 110.4%, higher than the second quarter of 2020. The following table sets forth the Company’s total revenues for the three months ended June 30, 2021 and 2020.

	Three Months Ended June 30,
	2021		2020
	Dollars in Thousands	Percentage of Total Revenues	Dollars in Thousands	Percentage of Total Revenues
Net Sales:
Wholesale	$230,961	43.1%	$131,296	51.6%
Eliminations	(139,027)	(26.0)	(62,387)	(24.5)
Net wholesale	91,934	17.2	68,909	27.1
Retail*	443,812	82.8	185,782	72.9
Total revenues	$535,746	100.0%	$254,691	100.0%

*Retail revenues include royalties and franchise fees. Prior year amount conformed to current year presentation.

Retail

Retail net sales during the second quarter of 2021 were $ 443.8 million and were $ 258.0 million, or 138.9%, higher than during the second quarter of 2020. Retail net sales at our Party City stores totaled $417.6 million and were $269.9 million, or 182.7% higher than in the second quarter of 2020. Growth in same-store sales for the Party City brand was partially offset the divestiture of international retail operations. In addition, store sales were impacted by two store closures during the second quarter of 2021, as well as impact of closed stores in conjunction with the store optimization program.

Same-store sales for the Party City brand (including North American retail e-commerce sales) increased by 118.3% during the second quarter of 2021 compared to the 13 weeks ended June 27, 2020, principally due to growth in core sales particularly in the balloon, birthday, and entertaining categories.

Same-store sales percentages were not affected by foreign currency as such percentages are calculated in local currency.

Wholesale

Wholesale net sales during the second quarter of 2021 totaled $91.9 million and were $23.0 million, or 33.4%, higher than the second quarter of 2020. This increase in sales is principally due to the significant disruption in 2020 operations due to COVID-19 offset by the divestiture of a significant portion of our international operations in the first quarter of 2021. Excluding the impact of the divestiture, sales increased $45.3 million, or 97.3%.

Intercompany sales to our retail affiliates totaled $139.0 million during the second quarter of 2021 and were $76.6 million higher than during the corresponding quarter of 2020. Intercompany sales represented 60.2% of total wholesale sales during the second quarter of 2021 and were 12.7% higher during the second quarter of 2020, principally due to increased sales to our Party City Corporate stores and channel mix changes with the divestiture of the international operations. The intercompany sales of our wholesale segment are eliminated against the intercompany purchases of our retail segment in the consolidated financial statements.

Gross Profit

The following table sets forth the Company’s gross profit for the three months ended June 30, 2021 and 2020.

	Three Months Ended June 30,
	2021		2020
	Dollars in Thousands	Percentage of Net Sales	Dollars in Thousands	Percentage of Net Sales
Retail Gross Profit*	$193,565	43.6%	$29,902	16.1%
Wholesale Gross Profit	23,607	25.7	(13,118)	(19.0)
Total Gross Profit	$217,172	40.5%	$16,784	6.6%

*Retail Gross Profit include royalties and franchise fees. Prior year amount conformed to current year presentation.

The gross profit margin on net sales at retail during the second quarter of 2021 was 43.6 % or 2,750 basis points higher than during the corresponding quarter of 2020. The increase was primarily driven by leverage on occupancy expense and lower year over year markdowns in conjunction with the Company’s store optimization program. Our manufacturing share of shelf (i.e., the percentage of our retail product cost of sales manufactured by our wholesale segment) of 30.7 % during the second quarter of 2021 was 2.8% lower as compared to the second quarter of 2020. Our wholesale share of shelf at our Party City stores and our North American retail e-commerce operations (i.e., the percentage of our retail product cost of sales supplied by our wholesale segment) was 81.0% during the second quarter of 2021 or 1.3% lower than during the second quarter of 2020.

The gross profit margin on net sales at Wholesale during the second quarters of 2021 and 2020 was 25.7% and (19.0)%, respectively. This improvement is primarily due to the deleverage caused by the COVID-19 shutdowns in the prior period, the divestiture of lower margin international operations, as well as favorable product mix.

Operating expenses

Operating expenses totaled $155.3 million or $11.7 million higher than the second quarter of 2020 primarily due to higher retail operating expenses offset by decreased general and administrative expenses.

Wholesale selling expenses were $7.4 million during the second quarter of 2021 and were $2.3 million lower than during the corresponding quarter of 2020, largely due to the international divestiture. Wholesale selling expenses were 8.0% and 14.1% of net wholesale sales during the second quarters of 2021 and 2020, respectively, reflecting the leverage on higher sales.

Retail operating expenses during the second quarter of 2021 were $97.2 million and were $32.0 million higher than the corresponding quarter of 2020, primarily driven by higher payroll, advertising spend and bank charges. Retail operating expenses were 21.9% and 35.1% of retail sales during the second quarters of 2021 and 2020, respectively, with the leverage attributable to higher sales and disciplined expense management.

General and administrative expenses during the second quarter of 2021 totaled $45.8 million and were $18.2 million, or 28.4%, lower than in the second quarter of 2020 principally due to lower professional fees and the international divestiture. General and administrative expenses as a percentage of total revenues were 8.5% and 25.1% during the second quarters of 2021 and 2020, respectively.

Art and development costs were $5.0 million and $3.5 million during the second quarters of 2021 and 2020, respectively.

Interest expense, net

Interest expense, net, totaled $23.1 million during the second quarter of 2021, compared to $25.4 million during the second quarter of 2020. The decrease in interest primarily reflects lower amounts of debt principal outstanding as a result of the debt refinancing in the third quarter of 2020.

Other (income) expense, net

For the second quarters of 2021 and 2020, other (income) expense, net, totaled $(1.3) million and $1.5 million, respectively. The change is primarily due to higher income from equity method investments and recognition of a currency loss in 2020 versus a gain in 2021.

Income tax expense

The effective income tax rate for the three months ended June 30, 2021 of 25.5%, is different from the statutory rate of 21.0% primarily due to state taxes and equity compensation.

Six Months Ended June 30, 2021 Compared To Six Months Ended June 30, 2020

The following table sets forth the Company’s operating results and operating results as a percentage of total revenues for the three months ended June 30, 2021 and 2020.

	Six months ended June 30,
	2021		2020
	(Dollars in thousands)
Net sales	$962,553	100.0%	$668,734	100.0%
Cost of sales	593,095	61.6	534,664	80.0
Gross Profit	369,458	38.4	134,070	20.0
Wholesale selling expenses	16,474	1.7	25,165	3.8
Retail operating expenses	186,075	19.3	153,402	22.9
General and administrative expenses	91,833	9.5	129,289	19.3
Art and development costs	9,975	1.0	8,838	1.3
Store impairment and restructuring charges	—	-	18,892	2.8
Loss on disposal of assets in international operations	3,211	0.3	—	-
Goodwill and intangibles impairment	—	-	536,648	80.2
Income (loss) from operations	61,890	6.4	(738,164)	(110.4)
Interest expense, net	40,330	4.2	50,532	7.6
Other (income) expense, net	(873)	(0.1)	7,160	1.1
Income (loss) before income taxes	22,433	2.3	(795,856)	(119.0)
Income tax expense (benefit)	6,740	0.7	(124,129)	(18.6)
Net income (loss)	15,693	1.6	(671,727)	(100.4)
Less: Net (loss) attributable to noncontrolling interests	(54)	-	(199)	-
Net income (loss) attributable to common shareholders of Party City Holdco Inc.	$15,747	1.6%	$(671,528)	(100.4)%
Net income (loss) per share attributable to common shareholders of Party City Holdco Inc.–Basic	$0.14		$(7.19)
Net income (loss) per share attributable to common shareholders of Party City Holdco Inc.–Diluted	$0.14		$(7.19)

Revenues

Total revenues for the first six months of 2021 were $962.6 million and were $293.9 million, or 44%, higher than the second six months of 2020. The following table sets forth the Company’s total revenues for the six months ended June 30, 2021 and 2020.

	Six months ended June 30,
	2021		2020
	Dollars in Thousands	Percentage of Total Revenues	Dollars in Thousands	Percentage of Total Revenues
Net Sales:
Wholesale	$443,098	46.0%	$346,094	51.8%
Eliminations	(257,639)	(26.8)	(166,118)	(24.8)
Net wholesale	185,459	19.3	179,976	26.9
Retail*	777,094	80.7	488,758	73.1
Total revenues	$962,553	100.0%	$668,734	100.0%

*Retail revenues include royalties and franchise fees. Prior year amount conformed to current year presentation.

Retail

Retail net sales during the first six months of 2021 were $ 777.1 million and were $ 288.3 million, or 59.0%, higher than during the first six months of 2020. Retail net sales at our Party City stores totaled $728.2 million and were $320.6 million, or 78.7% higher than in the first six months of 2020. Growth in same-store sales for the Party City brand was partially offset by the timing of New Year’s Eve and the divestiture of international retail operations. In addition, store sales were impacted by five new stores opened during the three months ended March 31, 2021, partially offset by two stores closed in the second quarter of 2021 along with impact of closed stores in conjunction with the store optimization program.

Same-store sales for the Party City brand (including North American retail e-commerce sales) increased by 73.4% during the first six months of 2021 compared to the 13 weeks ended April 4, 2020, principally due to growth in core sales particularly in the balloon, birthday, and entertaining categories.

Same-store sales percentages were not affected by foreign currency as such percentages are calculated in local currency.

Wholesale

Wholesale net sales during the first six months of 2021 totaled $185.5 million and were $5.5 million, or 3.1%, higher than the first six months of 2020. This increase in sales is principally due to the disruption in 2020 operations due to the COVID-19 pandemic offset by the divestiture of a significant portion of our international operations. Excluding the impact of the divestiture, sales increased $46.7 million, or 37.1%

Intercompany sales to our retail affiliates totaled $ 257.6 million during the first six months of 2021 and were $91.5 million higher than during the corresponding months of 2020. Intercompany sales represented 58.1% of total wholesale sales during the first six months of 2020 and were 10.1% higher than during the first six months of 2020, principally due to increased sales to our Party City Corporate stores and channel mix changes with the divestiture of the international operations. The intercompany sales of our wholesale segment are eliminated against the intercompany purchases of our retail segment in the consolidated financial statements.

Gross Profit

The following table sets forth the Company’s gross profit for the first six months ended June 30, 2021 and 2020.

	Six months ended June 30,
	2021		2020
	Dollars in Thousands	Percentage of Net Sales	Dollars in Thousands	Percentage of Net Sales
Retail Gross Profit*	$316,743	40.8%	$125,845	25.7%
Wholesale Gross Profit	52,715	28.4	8,225	4.6
Total Gross Profit	$369,458	38.4%	$134,070	20.0%

*Retail Gross Profit include royalties and franchise fees. Prior year amount conformed to current year presentation.

The gross profit margin on net sales at retail during the first six months of 2021 was 40.8 % or 1,510 basis points higher than during the corresponding quarter of 2020. The increase was primarily driven by leverage on occupancy expense and lower year over year markdowns in conjunction with the Company’s store optimization program. Our manufacturing share of shelf (i.e., the percentage of our retail product cost of sales manufactured by our wholesale segment) of 31.4 % during the first six months of 2021 was 0.7% higher as compared to the first six months of 2020. Our wholesale share of shelf at our Party City stores and our North American retail e-commerce operations (i.e., the percentage of our retail product cost of sales supplied by our wholesale segment) was 81.2% during the quarter or 0.5% lower than during the first six months of 2020.

The gross profit margin on net sales at Wholesale during the first six months of 2021 and 2020 was 28.4% and 4.6%, respectively. This improvement is primarily due to the deleverage caused by the COVID-19 shutdowns in the prior period and the divestiture of lower margin international operations.

Operating expenses

Operating expenses totaled $307.6 million during the first six months of 2021 and were $564.6 million lower than the first six months of 2021 primarily due to goodwill and intangibles impairment.

Wholesale selling expenses were $16.5 million during the first six months of 2021 and were $8.7 million lower than during the corresponding quarter of 2020, largely due to the international divestiture. Wholesale selling expenses were 8.9% and 14.0% of net wholesale sales during the first six months of 2021 and 2020, respectively, reflecting the leverage on the higher sales.

Retail operating expenses during the first six month of 2021 were $186.1 million and were $32.7 million higher than the corresponding quarter of 2020, primarily driven by higher payroll, advertising spend and bank charges. Retail operating expenses were 23.9% and 31.4% of retail sales during the first six months of 2021 and 2020, respectively, with the leverage attributable to higher sales and disciplined expense management.

General and administrative expenses during the first six months of 2021 totaled $91.8 million and were $37.5 million, or 29.0%, lower than in the first six months of 2020 due to the international divestiture and lower legal, stock compensation and depreciation costs. General and administrative expenses as a percentage of total revenues were 9.5% and 19.3% during the first six months of 2021 and 2020, respectively.

Art and development costs were $10.0 million and $8.8 million during the first six months of 2021 and 2020, respectively.

Interest expense, net

Interest expense, net, totaled $40.3 million during the first quarter of 2021, compared to $50.5 million during the first six months of 2020. The decrease in interest primarily reflects lower amounts of debt principal outstanding as a result of the debt refinancing in the third quarter of 2020.

Other (income) expense, net

For the first six months of 2021 and 2020, other (income) expense, net, totaled $(0.9) million and $7.2 million, respectively. The change is primarily due to realized foreign currency gains in 2021 versus foreign currency losses in 2020 and increased income from equity method investments.

Income tax expense

The effective income tax rate for the six months ended June 30, 2021, 30.1.%, is different from the statutory rate of 21.0% primarily due to state taxes, equity compensation, the effect of foreign losses with no associated tax benefit and the additional loss related to the sale of a substantial portion of the international operations recorded in the three months ended March 31, 2021.

Adjusted EBITDA, Adjusted Net Income and Adjusted Net Income per Common Share – Diluted

The Company presents adjusted EBITDA, adjusted net income and adjusted net income per common share - diluted as supplemental measures of its operating performance. The Company defines EBITDA as net income (loss) before interest expense, net, income taxes, depreciation and amortization and defines adjusted EBITDA as EBITDA, as further adjusted to eliminate the impact of certain items that the Company does not consider indicative of our core operating performance. These further adjustments are itemized below. Adjusted net income represents the Company’s net income (loss) adjusted for, among other items, intangible asset amortization, non-cash purchase accounting adjustments, amortization of deferred financing costs and original issue discounts, refinancing charges, equity-based compensation, and impairment charges. Adjusted net income per common share – diluted represents adjusted net income divided by diluted weighted average common shares outstanding. The Company presents these measures as supplemental measures of its operating performance. You are encouraged to evaluate these adjustments and the reasons the Company considers them appropriate for supplemental analysis. In evaluating the measures, you should be aware that in the future the Company may incur expenses that are the same as, or similar to, some of the adjustments in this presentation. The Company’s presentation of adjusted EBITDA, adjusted net income and adjusted net income per common share-diluted should not be construed as an inference that the Company’s future results will be unaffected by unusual or non-recurring items. The Company presents the measures because the Company believes they assist investors in comparing the Company’s performance across reporting periods on a consistent basis by eliminating items that the Company does not believe are indicative of its core operating performance. In addition, the Company uses adjusted EBITDA: (i) as a factor in determining incentive compensation, (ii) to evaluate the effectiveness of its business strategies and (iii) because its credit facilities use adjusted EBITDA to measure compliance with certain covenants. The Company believes that adjusted net income and adjusted net income per common share - diluted are helpful benchmarks to evaluate its operating performance. The Company also utilized wholesale net sales excluding the impact of the international divestiture.

Adjusted EBITDA, adjusted net income, and adjusted net income per common share - diluted wholesale net sales excluding the impact of the divestiture, have limitations as analytical tools. Some of these limitations are:

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

Because of these limitations, these supplemental measures should not be considered in isolation or as substitutes for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results. The reconciliations from net income (loss) to adjusted EBITDA and income (loss) before income taxes to adjusted net income (loss) for the periods presented are as follows:

	Three Months Ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
(Dollars in thousands)
Net income (loss)	$29,811	$(130,059)	$15,693	$(671,727)
Interest expense, net	23,116	25,412	40,330	50,532
Income tax expense (benefit)	10,209	(23,631)	6,740	(124,129)
Depreciation and amortization	16,916	22,766	34,860	40,518
EBITDA	80,052	(105,512)	97,623	(704,806)
Store impairment and restructuring charges (a)	—	1,761	—	29,522
Inventory restructuring and early lease terminations (j)	3,499	—	6,637	—
Other restructuring, retention and severance (b)	31	5,697	2,082	8,744
Goodwill, intangibles and long-lived assets impairment (c)	—	—	—	536,648
Deferred rent (d)	(398)	(1,488)	1,128	(2,872)
Closed store expense (e)	1,543	400	3,136	1,635
Foreign currency losses/(gains), net	(772)	12	(1,311)	4,267
Stock option expense – time-based	104	206	217	560
Stock option expense – performance – based	—	7,847	—	7,847
Restricted stock unit and restricted cash awards expense – performance-based	1,161	—	1,978	—
Restricted stock units – time-based	415	518	767	1,139
Non-employee equity-based compensation (f)	—	—	—	1,033
Undistributed loss (income) in equity method investments	(547)	559	(211)	415
Corporate development expenses (g)	—	2,643	—	5,612
Non-recurring legal settlements/costs	—	188	—	6,509
Gain or loss on sale of property, plant and equipment*	—	83	111	51
COVID - 19 (i)	655	44,200	1,270	70,380
Loss on disposal of assets	—	—	3,211	—
Net loss on debt repayment	—	—	226	—
Other*	90	133	1,388	2,437
Adjusted EBITDA	$85,833	$(42,753)	$118,252	$(30,879)

* Prior period amounts have been reclassified to conform with current period presentation.

	Three Months Ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
(Dollars in thousands, except per share amounts)
Income (loss) before income taxes	$40,020	$(153,690)	$22,433	$(795,856)
Intangible asset amortization	2,354	2,679	4,831	5,545
Amortization of deferred financing costs and original issuance discounts	1,074	1,199	1,937	2,401
Store impairment and restructuring charges (a)	—	181	—	28,154
Other restructuring charges (b)	31	6,595	1,967	7,517
Goodwill, intangibles and long-lived assets impairment (c)	—	—	—	536,648
Non-employee equity-based compensation (f)	—	—	—	1,033
Non-recurring legal settlements/costs	—	100	—	6,421
Stock option expense – time-based	104	561	217	561
Stock option expense – performance – based	—	7,493	—	7,847
Restricted stock unit expense – performance-based	1,154	—	1,971	—
COVID - 19 (i)	655	44,200	1,270	70,380
Loss on disposal of assets	—	—	3,211	—
Inventory disposals	162	—	926	—
Adjusted income (loss) before income taxes	45,554	(90,682)	38,763	(129,349)
Adjusted income tax (benefit) (h)	11,446	(29,366)	10,064	(41,650)
Adjusted net income (loss)	$34,108	$(61,316)	$28,699	$(87,699)
Adjusted net income (loss) per common share – diluted	$0.29	$(0.66)	$0.25	$(0.94)
Weighted-average number of common shares-diluted	116,251,151	93,419,078	115,499,304	93,407,344

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
(i)
Represents COVID-19 expenses for employees on temporary furlough for whom the Company provides health benefits; non-payroll expenses including advertising, occupancy and other store expenses.

(j)
Costs incurred for early lease terminations and a merchandise transformation project to transition and optimize stores to the reduced SKU assortment levels.

Liquidity

We expect that cash generated from operating activities and availability under our credit agreements will be our principal sources of liquidity. Based on our current level of operations, we believe that these sources will be adequate to meet our liquidity needs for at least the next twelve months. We cannot provide assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the ABL Facility in amounts sufficient to enable us to repay our indebtedness or to fund our other liquidity needs. The Company had approximately $170.2 million of availability under the ABL Facility and approximately $14.6 million of availability under the Anagram ABL Facility as of June 30, 2021.

Per Note 15, Current and Long-Term Obligations of Item 1, “Condensed Consolidated Financial Statements (Unaudited)” in this Quarterly Report on Form 10-Q, as of June 30, 2021, the Company’s indebtedness principally consisted of: (i) 8.750% Senior Secured First Lien Notes due 2026, (ii) 6.125% Senior Notes, (iii) 6.625% Senior Notes, (iv) First Lien Party City Notes, (v) First Lien Anagram Notes, and (vi) Second Lien Anagram Notes. Additionally, the Company had an asset-based revolving credit facility (“ABL Facility”) that it draws down on as necessary and Anagram had a separate asset-based revolving credit facility.

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

In accordance with the 8.75% Senior Notes, the Company is required to provide quarterly and annual disclosure of certain financial metrics for Anagram Holdings, LLC and its subsidiary (“Anagram”). For the three and six months ended June 30, 2021, Anagram reported:

•
Revenue of $56,456 and $111,200 including net sales to Party City affiliates of approximately $22,177 and $44,889
•
Operating income of $11,893 and $24,516
•
Adjusted EBITDA of $13,234 and $27,290
•
Total assets of $199,440, including affiliate accounts receivable of $8,973

On May 7, 2021, Anagram, entered into a $15 million asset-based revolving credit facility (“Anagram ABL Facility”), which matures during May 2024. It provides for (a) revolving loans, subject to a borrowing base described below, and (b) under the Anagram ABL Facility, Borrowers would be entitled to request letters of credit (“Letters of Credit”). The aggregate amount of outstanding Letters of Credit would be reserved against the credit availability and subject to a $3 million cap.

Under the Anagram ABL Facility, the borrowing base at any time equals (a) a percentage of eligible trade receivables, plus (b) a percentage of eligible inventory, plus (c) a percentage of eligible credit card receivables, less (d) certain reserves. The Anagram ABL Facility generally provides for the following pricing options: All revolving loans will bear interest, at the Anagram's election, at a per annum rate equal to either (a) a base rate, which represents for any day a rate equal to the greater of (i) the prime rate on such day subject to a 0% floor, (ii) the federal funds rate plus 5.0% and (iii) one-half of one percent per annum, in each case, plus a margin of 1.5% or (b) the Daily One Month LIBOR subject to a  0.5% floor, plus a margin of 2.5%.

In addition to paying interest on outstanding principal, Anagram is required to pay a commitment fee of 0.5% to1% per annum in respect of unutilized commitments. Anagram must also pay customary letter of credit fees.

All obligations under the Anagram ABL Facility are jointly and severally guaranteed by Anagram and its subsidiaries. The Anagram ABL facility contains covenants and events of default customary for such credit facilities.

Cash Flow

Net cash provided by operating activities totaled $13.8 million during the six months ended June 30, 2021. Net cash used in operating activities totaled $48.8 million during the six months ended June 30, 2020. The increase in cash provided by operating activities is primarily attributable to the recognition of net income in the current years as compared with a net loss in the prior year, partially offset by the change in working capital (accounts receivable, inventory, prepaid expenses and other current assets, and accounts payable).

Net cash used in investing activities totaled $19.9 million during the six months ended June 30, 2021, as compared to $18.3 million used in investing activities during the six months ended June 30, 2020. The increase in cash used in investing activities is primarily due to higher capital expenditures offset by the proceeds from the sale of international operations. Capital expenditures during the six months ended June 30, 2021 and 2020 were $40.5 million ($30.4 million for Retail and $10.1 million for Wholesale) and $18.3 million, respectively.

Net cash used in financing activities was $60.0 million during the six months ended June 30, 2021 and $190.0 million was provided during the six months ended June 30, 2020. The variance was principally due to increased borrowings under the ABL Facility in the prior year.

Cash interest paid of $16.6 million as disclosed in the Condensed Consolidated Statements of Cash Flows provides the amount of cash paid in relation to GAAP interest expense for the six months ended June 30, 2021. In addition, cash payments made in relation to contractual coupon interest amounts included in the carrying value of the debt accounted for as a troubled debt restructuring were $8.8 million for the six months ended June 30, 2021.

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

Goodwill and other intangibles that have indefinite lives are reviewed for potential impairment on an annual basis or more frequently if circumstances indicate a possible impairment. For purposes of testing for impairment, reporting units are determined by identifying individual reportable operating segments within our organization which constitute a business for which discrete financial information is available and is reviewed by management. Components within a segment are aggregated to the extent that they have similar economic characteristics. Based on this evaluation, we have determined that our reportable operating segments, Wholesale and Retail, represent our reporting units for the purposes of our goodwill impairment test.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during the three months ended June 30, 2021, the year ended December 31, 2020 and the three months ended June 30, 2020.

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

Item 4. Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Act”)) as of June 30, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is: (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

Information in response to this Item is incorporated herein by reference from Note 11 – Commitments and Contingencies, to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

With respect to Risks Related to Our Indebtedness, per Note 15, Current and Long-Term Obligations of Item 1, “Condensed Consolidated Financial Statements (Unaudited)” in this Quarterly Report on Form 10-Q, as of June 30, 2021, during February 2021, PCHI issued $750,000 of senior secured first lien notes at an interest rate of 8.750% (“8.750% Senior Notes”). The 8.750% Senior Notes will mature in February 2026. The Company used the proceeds from the 8.750% Senior Notes to prepay the outstanding balance of $694,220 under its existing Term Loan Credit Agreement. The prepayment of the Term Loan Credit Agreement was in accordance with the terms of such agreement. Our indebtedness has decreased as a result of that transaction.

Under the heading "Item 1A, Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities Exchange Commission on March 11, 2021, the Company identified increases in transportation costs as a risk factor that may negatively affect our operating results. During the quarter ended June 30, 2021, the Company experienced contraction in freight capacity from suppliers to our distribution centers at a time of increasing consumer demand, which has resulted in less reliable availability for shipping and increased costs across our supply chain. While mitigation strategies and actions have been taken a negative impact on operating results could still occur.

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

Date: August 5, 2021