Form 10-Q
period 2021-09-30
Party City Holdco Inc.
filed 2021-11-09
CIK 1592058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 22, 2021, 112,225,383 shares of the Registrant’s common stock were outstanding.

PARTY CITY HOLDCO INC.

Form 10-Q

September 30, 2021

TABLE OF CONTENTS

Page

PART I

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets at September 30, 2021, December 31, 2020 and September 30, 2020	3

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and the Six Months Ended September 30, 2021 and September 30, 2020	4

Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended September 30, 2021 and September 30, 2020	5

Condensed Consolidated Statements of Stockholders’ Equity for the Nine Months Ended September 30, 2021 and September 30, 2020	6

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and September 30, 2020	7

Notes to Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures about Market Risk	33

Item 4. Controls and Procedures	33

PART II

Item 1. Legal Proceedings	34

Item 1A. Risk Factors	34

Item 6. Exhibits	35

Signature	36

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2021	December 31, 2020	September 30, 2020
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$60,740	$119,532	$170,562
Accounts receivable, net	100,946	90,879	149,825
Inventories, net	520,046	412,285	630,357
Prepaid expenses and other current assets	85,004	45,905	112,038
Income tax receivable	56,361	57,549	—
Assets held for sale, net	—	83,110	—
Total current assets	823,097	809,260	1,062,782
Property, plant and equipment, net	213,959	209,412	206,447
Operating lease asset	700,668	700,087	741,524
Goodwill	662,163	661,251	669,564
Trade names	383,733	384,428	383,666
Other intangible assets, net	25,821	32,134	34,505
Other assets, net	27,385	9,883	9,521
Total assets	$2,836,826	$2,806,455	$3,108,009
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$187,084	$175,707	$303,894
Accounts payable	167,445	118,928	179,938
Accrued expenses	178,155	160,605	202,636
Liabilities held for sale	—	68,492	—
Current portion of operating lease liability	131,653	176,045	194,476
Income taxes payable	—	524	—
Current portion of long-term obligations	1,297	13,576	14,342
Total current liabilities	665,634	713,877	895,286
Long-term obligations, excluding current portion	1,350,886	1,329,808	1,334,338
Long-term portion of operating lease liability	639,560	654,729	677,183
Deferred income tax liabilities, net	43,537	34,705	49,508
Other long-term liabilities	34,718	22,815	15,559
Total liabilities	2,734,335	2,755,934	2,971,874
Commitments and contingencies
Stockholders’ equity:
Common stock (112,194,330, 110,781,613 and 110,573,555 shares outstanding and 123,816,514, 122,061,711 and 121,848,074 shares issued at September 30, 2021, December 31, 2020, and September 30, 2020, respectively)	1,384	1,373	1,371
Additional paid-in capital	980,399	971,972	970,145
Accumulated deficit	(552,445)	(565,457)	(469,040)
Accumulated other comprehensive income (loss)	3,128	(29,916)	(38,907)
Total Party City Holdco Inc. stockholders’ equity before common stock held in treasury	432,466	377,972	463,569
Less: Common stock held in treasury, at cost (11,622,184, 11,280,098 and 11,274,519 shares at September 30, 2021, December 31, 2020, and June 30, 2020, respectively)	(329,975)	(327,182)	(327,170)
Total Party City Holdco Inc. stockholders’ equity	102,491	50,790	136,399
Noncontrolling interests	—	(269)	(264)
Total stockholders’ equity	102,491	50,521	136,135
Total liabilities and stockholders’ equity	$2,836,826	$2,806,455	$3,108,009

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales*	$510,199	$533,775	$1,472,752	$1,202,509
Cost of sales	326,501	355,923	919,596	890,587
Gross profit	183,698	177,852	553,156	311,922
Wholesale selling expenses	7,503	11,950	23,977	37,115
Retail operating expenses	105,206	97,100	291,281	250,502
General and administrative expenses	45,495	44,986	137,328	174,275
Art and development costs	5,440	4,257	15,415	13,095
Store impairment and restructuring charges	—	1,926	—	20,818
Loss on disposal of assets in international operations	—	—	3,211	—
Goodwill, intangibles and long-lived assets impairment	—	44,732	—	581,380
Income (loss) from operations	20,054	(27,099)	81,944	(765,263)
Interest expense, net	23,899	13,422	64,229	63,954
Other (income) expense, net	(1,444)	(2,873)	(2,317)	4,287
(Gain) on debt refinancing	—	(273,149)	—	(273,149)
(Loss) income before income taxes	(2,401)	235,501	20,032	(560,355)
Income tax (benefit) expense	388	(4,164)	7,128	(128,293)
Net (loss) income	(2,789)	239,665	12,904	(432,062)
Less: Net (loss) attributable to noncontrolling interests	—	(42)	(54)	(241)
Net (loss) income attributable to common shareholders of Party City Holdco Inc.	$(2,789)	$239,707	$12,958	$(431,821)
Net (loss) income per share attributable to common shareholders of Party City Holdco Inc.–Basic	$(0.02)	$2.25	$0.12	$(4.41)
Net (loss) income per share attributable to common shareholders of Party City Holdco Inc.–Diluted	$(0.02)	$2.24	$0.11	$(4.41)
Weighted-average number of common shares-Basic	112,037,224	106,709,307	111,431,623	97,872,174
Weighted-average number of common shares-Diluted	112,037,224	106,875,631	115,822,121	97,872,174
Dividends declared per share	$—	$—	$—	$—
Comprehensive (loss) income	$(5,753)	$244,607	$45,989	$(435,235)
Less: Comprehensive (loss) attributable to noncontrolling interests	(24)	(42)	(54)	(241)
Comprehensive (loss) income attributable to common shareholders of Party City Holdco Inc.	$(5,729)	$244,649	$46,043	$(434,994)

*Includes royalties and franchise fees. Prior year amounts conformed to current year presentation.

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Party City Holdco Inc. Stockholders’ Equity Before Common Stock Held In Treasury	Common Stock Held In Treasury	Total Party City Holdco Inc. Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
Balance at June 30, 2021	$1,383	$978,167	$(549,693)	$6,096	$435,953	$(327,394)	$108,559	$(786)	$107,773
Net (loss)	—	—	(2,789)	—	(2,789)	—	(2,789)	—	(2,789)
Stock option expense – time – based	—	93	—	—	93	—	93	—	93
Restricted stock units – time-based	—	876	—	—	876	—	876	—	876
Restricted stock unit expense – performance-based	—	917	—	—	917	—	917	—	917
Director – non-cash compensation	—	57	—	—	57	—	57	—	57
Disposed non-controlling interest	—	—	—	—	—	—	—	810	810
Treasury Stock purchases	—	—	—	—	—	(2,581)	(2,581)	—	(2,581)
Exercise of stock options	1	298	—	—	299	—	299	—	299
Foreign currency adjustments	—	(9)	37	(2,968)	(2,940)	—	(2,940)	(24)	(2,964)
Balance at September 30, 2021	$1,384	$980,399	$(552,445)	$3,128	$432,466	$(329,975)	$102,491	$—	$102,491

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Party City Holdco Inc. Stockholders’ Equity Before Common Stock Held In Treasury	Common Stock Held In Treasury	Total Party City Holdco Inc. Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
Balance at June 30, 2020	$1,211	$941,745	$(708,747)	$(43,849)	$190,360	$(327,170)	$(136,810)	$(206)	$(137,016)
Net income (loss)	—	—	239,707	—	239,707	—	239,707	(42)	239,665
Stock option expense – time – based	—	111	—	—	111	—	111	—	111
Restricted stock units – time-based	—	429	—	—	429	—	429	—	429
Restricted stock unit expense– performance – based	—	481	—	—	481	—	481	—	481
Acquired non-controlling interest	—	(202)	—	—	(202)	—	(202)	(16)	(218)
Issuance of Stock for New Debt	160	27,581	—	—	27,741	—	27,741	—	27,741
Foreign currency adjustments	—	—	—	5,076	5,076	—	5,076	—	5,076
Impact of foreign exchange contracts, net	—	—	—	(134)	(134)	—	(134)	—	(134)
Balance at September 30, 2020	$1,371	$970,145	$(469,040)	$(38,907)	$463,569	$(327,170)	$136,399	$(264)	$136,135

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Party City Holdco Inc. Stockholders’ Equity Before Common Stock Held In Treasury	Common Stock Held In Treasury	Total Party City Holdco Inc. Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
Balance at December 31, 2020	$1,373	$971,972	$(565,457)	$(29,916)	$377,972	$(327,182)	$50,790	$(269)	$50,521
Net income (loss)	—	—	12,958	—	12,958	—	12,958	(54)	12,904
Stock option expense – time – based	—	310	—	—	310	—	310	—	310
Restricted stock units – time – based	—	1,643	—	—	1,643	—	1,643	—	1,643
Restricted stock unit expense – performance-based	—	2,706	—	—	2,706	—	2,706	—	2,706
Director – non-cash compensation	—	171	—	—	171	—	171	—	171
Warrant exercise (see Note 17 – Kazzam, LLC)	4	(4)	—	—	—	—	—	—	—
Disposed non-controlling interest	—	—	—	—	—	—	—	323	323
Treasury stock purchases	—	—	—	—	—	(2,793)	(2,793)	—	(2,793)
Exercise of stock options	7	3,614	—	—	3,621	—	3,621	—	3,621
Foreign currency adjustments	—	(13)	54	34,392	34,433	—	34,433	—	34,433
Impact of foreign exchange contracts, net	—	—	—	(1,348)	(1,348)	—	(1,348)	—	(1,348)
Balance at September 30, 2021	$1,384	$980,399	$(552,445)	$3,128	$432,466	$(329,975)	$102,491	$—	$102,491

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Party City Holdco Inc. Stockholders’ Equity Before Common Stock Held In Treasury	Common Stock Held In Treasury	Total Party City Holdco Inc. Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
Balance at December 31, 2019	$1,211	$928,573	$(37,219)	$(35,734)	$856,831	$(327,086)	$529,745	$(24)	$529,721
Net loss	—	—	(431,821)	—	(431,821)	—	(431,821)	(241)	(432,062)
Stock option expense – time – based	—	671	—	—	671	—	671	—	671
Stock option expense – performance – based		7,847	—	—	7,847	—	7,847	—	7,847
Restricted stock units – time – based	—	1,568	—	—	1,568	—	1,568	—	1,568
Restricted stock unit expense – performance-based	—	481	—	—	481	—	481	—	481
Director – non-cash compensation	—	75	—	—	75	—	75	—	75
Warrant expense (see Note 17 – Kazzam, LLC)	—	1,033	—	—	1,033	—	1,033	—	1,033
Acquired non-controlling interest	—	2,316	—	—	2,316	—	2,316	1	2,317
Treasury stock purchases	—	—	—	—	—	(84)	(84)	—	(84)
Issuance of Stock for Debt exchange including costs	160	27,581	—	—	27,741	—	27,741	—	27,741
Foreign currency adjustments	—	—	—	(3,111)	(3,111)	—	(3,111)	—	(3,111)
Impact of foreign exchange contracts, net	—	—	—	(62)	(62)	—	(62)	—	(62)
Balance at September 30, 2020	$1,371	$970,145	$(469,040)	$(38,907)	$463,569	$(327,170)	$136,399	$(264)	$136,135

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows (used in) operating activities:
Net income (loss)	$12,904	$(432,062)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Depreciation and amortization expense	50,293	57,796
Amortization of deferred financing costs and original issuance discounts	3,257	3,276
Provision for doubtful accounts	1,610	5,746
Deferred income tax expense (benefit)	9,116	(76,833)
Change in operating lease liability/asset	(58,875)	32,121
Undistributed (income) loss in equity method investments	(820)	356
Loss on disposal of assets	2,796	83
Loss on disposal of assets in international operations	3,211	—
Non-cash adjustment for store impairment and restructuring charges	—	16,595
Goodwill, intangibles and long-lived assets impairment	—	581,380
Non-employee equity-based compensation**	—	1,033
Stock option expense – time – based	310	671
Stock option expense – performance – based	—	7,847
Restricted stock unit expense – time-based	1,643	1,568
Restricted stock unit – performance-based	2,706	510
Directors – non-cash compensation	171	75
Gain on debt refinancing	(1,105)	(273,149)
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(17,339)	(8,562)
(Increase) decrease in inventories	(109,227)	27,959
(Increase) in prepaid expenses and other current assets	(49,570)	(64,715)
Increase in accounts payable, accrued expenses and income taxes payable	75,368	61,478
Net cash (used in) operating activities	(73,551)	(56,827)
Cash flows (used in) investing activities:
Cash paid in connection with acquisitions, net of cash acquired	(4,405)	(362)
Capital expenditures	(49,211)	(32,095)
Proceeds from disposal of property and equipment	3	82
Proceeds from sale of international operations, net of cash disposed	20,556	—
Net cash (used in) investing activities	(33,057)	(32,375)
Cash flows provided by financing activities:
Repayment of loans, notes payable and long-term obligations	(844,952)	(122,373)
Proceeds from loans, notes payable and long-term obligations	882,500	369,785
Treasury stock purchases	(2,793)	(85)
Exercise of stock options	3,621	—
Debt issuance costs	(21,437)	(19,955)
Net cash provided by financing activities	16,939	227,372
Effect of exchange rate changes on cash and cash equivalents	100	(2,659)
Net (decrease) increase in cash and cash equivalents and restricted cash	(89,569)	135,511
Change in cash classified within current assets held for sale	31,628	—
Cash and cash equivalents and restricted cash at beginning of period	119,681	35,176
Cash and cash equivalents and restricted cash at end of period*	$61,740	$170,687
Supplemental disclosure of cash flow information:
Cash paid during the period for interest expense	$56,748	$55,999
Cash paid during the period for income taxes, net of refunds	$5,303	$24,421

*Includes $1,000 and $125 of restricted cash for the nine months ended September 30, 2021 and 2020. The Company recorded restricted cash in other assets, net as presented in the consolidated balance sheet at September 30, 2021 and in prepaid expenses and other current assets as presented in the consolidated balance sheets at December 31, 2020 and September 30, 2020.

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

The Company’s retail operations include 830 specialty retail party supply stores (including franchise stores) throughout the United States and Mexico operating under the names Party City and Halloween City, and e-commerce websites, including through the domain name PartyCity.com.

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

Note 3 – Store Impairment and Restructuring Charges

In 2019 and 2020 the Company performed a comprehensive review of its store locations aimed at improving the overall productivity of such locations (“store optimization program”). After careful consideration and evaluation of the store locations, the Company made the decision to accelerate the optimization of its store portfolio with the closure of stores, which were primarily located in close proximity to other Party City stores. In 2019, 55 stores were identified for closure, out of which 35 stores were closed in 2019 and 20 stores were closed in January 2020. In 2020, 21 stores identified for closure in the first quarter of 2020 were closed in the third quarter of 2020. These closings provided the Company with capital flexibility to expand into underserved markets. In addition, the Company evaluated the recoverability of long lived assets at the open stores and recorded an impairment charge associated with the operating lease asset and property, plant and equipment for open stores where sales were affected due to the outbreak of, and local, state and federal governmental responses to, COVID-19. During the three and nine months ended September 30, 2020, the Company recorded the following charges:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020	2020
Inventory reserves	$1,184	$12,880
Operating lease asset impairment	137	14,530
Property, plant and equipment impairment	—	2,065
Labor and other costs incurred closing stores	1,789	4,223
Total	$3,110	$33,698

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

In conjunction with the store optimization program and store impairment, there were no charges for the three and nine months ended September 30, 2021.

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

During the three months ended September 30, 2020 the Company has determined that the fair value of certain indefinite-lived intangible assets is lower than the related book values. Additionally, for certain long-lived assets it is more likely than not that those long-lived assets will be disposed significantly before the end of their previously estimated useful lives. As a result, impairment charges of $11,032, $2,423 and $31,277 were recorded during the three months ended September 30, 2020 on its business indefinite-lived trade name intangibles, finite-lived intangibles and tangible assets, respectively.

During the nine months ended September 30, 2021 there were no impairment charges associated with the Company’s goodwill or other intangible assets balances.

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

Note 6 – Inventories, net

Inventories, net consisted of the following:

	September 30, 2021	December 31, 2020	September 30, 2020
Finished goods	$474,891	$367,275	$581,735
Raw materials	26,667	27,111	28,640
Work in process	18,488	17,899	19,982
	$520,046	$412,285	$630,357

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

In the ordinary course of business the Company is involved in transactions with certain of its equity-method investees, primarily for the purchase of finished goods inventory. For the three and nine months ended September 30, 2021, the Company purchased $22.5 million and $48.0 million, respectively. Approximately $21.8 million of these purchases are reflected in finished goods inventory as of September 30, 2021. As of September 30, 2021, the Company had accounts payable of $25.3 million related to such transactions.

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

The effective income tax rate for the three months ended September 30, 2021 of (16.2)% is different from the statutory rate of 21.0% primarily due to state taxes, the effect of foreign losses with no associated tax benefit, FIN 48 reserves, and equity compensation.

The effective income tax rate for the nine months ended September 30, 2021 of 35.6% is different from the statutory rate of 21.0% primarily due to state taxes, the effect of foreign losses with no associated tax benefit, FIN 48 reserves, and the additional loss related to the sale of a substantial portion of the international operations recorded in the three months ended March 31, 2021.

Note 8 – Changes in Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended September 30, 2021
	Foreign Currency Translation Adjustments	Total, Net of Taxes
Balance at June 30, 2021	$6,096	$6,096
Other comprehensive (loss) before reclassifications, net of tax	(2,968)	(2,968)
Net current-period other comprehensive (loss)	(2,968)	(2,968)
Balance at September 30, 2021	$3,128	$3,128

	Three Months Ended September 30, 2020
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at June 30, 2020	$(45,621)	$1,772	$(43,849)
Other comprehensive income (loss) before reclassifications, net of tax	5,076	(321)	4,755
Amounts reclassified from accumulated other comprehensive (loss) income to the condensed consolidated statement of operations and comprehensive income (loss), net of income tax	—	187	187
Net current-period other comprehensive income (loss)	5,076	(134)	4,942
Balance at September 30, 2020	$(40,545)	$1,638	$(38,907)

	Nine Months Ended September 30, 2021
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at December 31, 2020	$(31,264)	$1,348	$(29,916)
Other comprehensive income before reclassifications, net of tax	(2,197)	77	(2,120)
Release of cumulative foreign currency translation adjustment to net loss as a result of disposition of international operations	36,589	(1,422)	35,167
Amounts reclassified from accumulated other comprehensive income to the condensed consolidated statement of operations and comprehensive income (loss), net of income tax	—	(3)	(3)
Net current-period other comprehensive income (loss)	34,392	(1,348)	33,044
Balance at September 30, 2021	$3,128	$—	$3,128

	Nine Months Ended September 30, 2020
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at December 31, 2019	$(37,434)	$1,700	$(35,734)
Other comprehensive (loss) before reclassifications, net of income tax	(3,111)	(251)	(3,362)
Amounts reclassified from accumulated other comprehensive (loss) income to the condensed consolidated statement of operations and comprehensive income (loss), net of income tax	—	189	189
Net current-period other comprehensive (loss)	(3,111)	(62)	(3,173)
Balance at September 30, 2020	$(40,545)	$1,638	$(38,907)

Note 9 – Capital Stock

At September 30, 2021, the Company’s authorized capital stock consisted of 300,000,000 shares of $0.01 par value common stock and 15,000,000 shares of $0.01 par value preferred stock.

Note 10 – Segment Information

Industry Segments

The Company has two reportable operating segments. The Wholesale segment designs, manufactures, contracts for manufacture and distributes party goods, including paper and plastic tableware, metallic and latex balloons, Halloween and other costumes, accessories, novelties and stationery throughout the world. The Retail segment operates specialty retail party supply stores in the United States, principally under the names Party City and Halloween City, and it operates e-commerce websites, principally through the domain name PartyCity.com. The Company’s reportable operating segment data for the three months ended September 30, 2021 and September 31, 2020 was as follows:

	Wholesale	Retail	Consolidated
Three Months Ended September 30, 2021
Net sales before eliminations*	$279,634	$398,873	$678,507
Eliminations	(168,308)	—	(168,308)
Net sales	111,326	398,873	510,199
Gross profit*	$21,876	$161,822	$183,698
(Loss) income from operations	$(3,873)	$23,927	$20,054
Interest expense, net			23,899
Other (income), net			(1,444)
Loss before income taxes			$(2,401)

	Wholesale	Retail	Consolidated
Three Months Ended September 30, 2020
Net sales before eliminations*	$346,621	$366,203	$712,824
Eliminations	(179,049)	—	(179,049)
Net sales	167,572	366,203	533,775
Gross profit*	$42,313	$135,539	$177,852
Loss from operations	$(12,738)	$(14,361)	$(27,099)
Interest expense, net			13,422
Other expense, net			(2,873)
Gain on debt refinancing			(273,149)
Income before income taxes			$235,501

The company's reportable operating segment data for the nine months ended September 30, 2021 and 2020 was as follows:

	Wholesale	Retail	Consolidated
Nine Months Ended September 30, 2021
Net sales before eliminations*	$722,732	$1,175,967	$1,898,699
Eliminations	(425,947)	—	(425,947)
Net sales	296,785	1,175,967	1,472,752
Gross profit*	$74,591	$478,565	$553,156
(Loss) income from operations	$(7,690)	$89,634	$81,944
Interest expense, net			64,229
Other (income), net			(2,317)
Income before income taxes			$20,032

	Wholesale	Retail	Consolidated
Nine Months Ended September 30, 2020
Net sales before eliminations*	$692,715	$854,961	$1,547,676
Eliminations	(345,167)	—	(345,167)
Net sales	347,548	854,961	1,202,509
Gross profit*	$50,538	$261,384	$311,922
Loss from operations	$(232,178)	$(533,085)	$(765,263)
Interest expense, net			63,954
Other expense, net			4,287
Gain on debt refinancing			(273,149)
Loss before income taxes			$(560,355)

*Includes royalties and franchise fees. Prior year amounts conformed to current year presentation.

In 2019, the Company initiated a store optimization program under which the Company identified approximately 55 Party City stores to be closed, out of which 35 stores were closed in 2019 and 20 stores were closed in January 2020. In addition, in the first quarter of 2020, 21 stores were identified for closure and were closed throughout 2020. In conjunction with the program, during the three and nine months ended September 30, 2020 the Company’s retail segment recorded $3,110 and $33,698 of store impairment and restructuring charges, respectively. See Note 4 – Goodwill, Intangibles and Long-Lived Assets Impairment for further detail.

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

The foreign currency exchange contracts were reflected in the condensed consolidated balance sheets at fair value. At December 31, 2020 and September 30, 2020, the Company had foreign currency exchange contracts that qualified for hedge accounting. No components of these agreements were excluded in the measurement of hedge effectiveness. As these hedges were 100% effective, there was no current impact on earnings due to hedge ineffectiveness. The Company did not have any foreign currency exchange contracts at September 30, 2021.

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

The carrying amounts for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximated fair value at September 30, 2021 because of the short-term maturities of the instruments and/or their variable rates of interest.

The carrying amounts and fair values of borrowings under the Term Loan Credit Agreement and the Company’s senior notes as of September 30, 2021 are as follows:

	September 30, 2021
	Gross Carrying Amount	Fair Value
8.75% Senior Secured First Lien Notes – due 2026	$750,000	$780,000
6.125% Senior Notes – due 2023	22,924	20,288
6.625% Senior Notes – due 2026	92,254	75,648
First Lien Party City Notes – due 2025	198,076	186,191
First Lien Anagram Notes – due 2025	150,486	170,049
Second Lien Anagram Notes – due 2026	144,665	141,772

The fair values represent Level 2 fair value measurements as the debt instruments trade in inactive markets. The carrying amounts for other long-term debt approximated fair value at September 30, 2021 based on the discounted future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturity.

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

Basic and diluted loss per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net (Loss) income attributable to common shareholders of Party City Holdco Inc.	$(2,789)	$239,707	$12,958	$(431,821)
Weighted average shares - Basic	112,037,224	106,709,307	111,431,623	97,872,174
Effect of dilutive securities:
Warrants	—	—	41,414	—
Restricted stock units	—	166,324	4,036,805	—
Stock options	—	—	312,279	—
Weighted average shares - Diluted	112,037,224	106,875,631	115,822,121	97,872,174
Net (loss) income per share attributable to common shareholders of Party City Holdco Inc. - Basic	$(0.02)	$2.25	$0.12	$(4.41)
Net (loss) income per share attributable to common shareholders of Party City Holdco Inc. - Diluted	$(0.02)	$2.24	$0.11	$(4.41)

During the three months ended September 30, 2021, 1,884,619 stock options and 6,984,119 restricted stock units were excluded from the calculation of net loss per share attributable to common shareholders of Party City Holdco Inc. – diluted as they were anti-dilutive. During the nine months ended September 30, 2021, 1,048,319 stock options and 168,897 restricted stock units were excluded from the calculation of net income per share attributable to common shareholders of Party City Holdco Inc. – diluted as they were anti-dilutive. During the three months ended September 30, 2020, 3,475,621 stock options, 1,000,000 warrants and 263,727 restricted stock units were excluded from the calculation of net loss per share attributable to common shareholders of Party City Holdco Inc. – diluted as they were anti-dilutive. During the nine months ended September 30, 2020, 3,475,621 stock options, 1,000,000 warrants and 584,258 restricted stock units were excluded from the calculation of net loss per share attributable to common shareholders of Party City Holdco Inc. – diluted as they were anti-dilutive.

Note 15 – Current and Long-Term Obligations

Long-term obligations at September 30, 2021, December 31, 2020 and September 30, 2020 consisted of the following:

	September 30, 2021				December 31, 2020	September 30, 2020
	Principal Amount	Gross Carrying Amount	Deferred Financing Costs	Net Carrying Amount	Net Carrying Amount	Net Carrying Amount
Senior secured term loan facility (“Term Loan Credit Agreement”)	$—	$—	$—	$—	$690,165	$693,906
8.75% Senior Secured First Lien Notes – due 2026	750,000	750,000	(17,876)	732,124	—	—
6.125% Senior Notes – due 2023	22,924	22,924	(104)	22,820	22,779	22,765
6.625% Senior Notes – due 2026	92,254	92,254	(699)	91,555	106,315	106,273
First Lien Party City Notes – due 2025	161,669	198,076	—	198,076	206,775	207,925
First Lien Anagram Notes – due 2025	115,804	150,486	(810)	149,676	151,335	150,958
Second Lien Anagram Notes – due 2026	89,155	144,665	—	144,665	152,032	152,104
Finance lease obligations	13,267	13,267	—	13,267	13,983	14,749
Total long-term obligations	1,245,073	1,371,672	(19,489)	1,352,183	1,343,384	1,348,680
Less: current portion	(1,297)	(1,297)	—	(1,297)	(13,576)	(14,342)
Long-term obligations, excluding current portion	$1,243,776	$1,370,375	$(19,489)	$1,350,886	$1,329,808	$1,334,338

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

The Company had approximately $280.3 million, $176.5 million and $178.5 million of availability under the ABL Facility as of September 30, 2021, December 31, 2020 and September 30, 2020, respectively. At September 30, 2020, $100.1 million was invested in US Treasury funds with maturities of less than three months. As discussed further below, Anagram had a separate asset-based revolving credit facility and there was approximately $14.6 million of availability under the Anagram ABL Facility as of September 30, 2021.

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

Note 16 – Revenue from Contracts with Customers

The following table summarizes revenue from contracts with customers for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Retail Net Sales:
North American Party City Stores	$391,698	$358,246	$1,163,418	$829,281
Other*	7,175	7,957	12,549	25,680
Total Retail Net Sales	$398,873	$366,203	$1,175,967	$854,961
Wholesale Net Sales:
Domestic	$74,944	$79,388	$192,090	$177,263
International	36,382	88,184	104,695	170,285
Total Wholesale Net Sales	$111,326	$167,572	$296,785	$347,548
Total Consolidated Sales	$510,199	$533,775	$1,472,752	$1,202,509

*Includes royalties and franchise fees. Prior year amounts conformed to current year presentation.

The Company maintains allowances for credit losses resulting from the inability of the Company’s customers to make required payments. Judgment is required in assessing the ultimate realization of these receivables, including consideration of the Company’s history of receivable write-offs, the level of past due accounts and the economic status of the Company’s customers. In an effort to identify adverse trends relative to customer economic status, the Company assesses the financial health of the markets it operates in and performs periodic credit evaluations of its customers and ongoing reviews of account balances and aging of receivables. Amounts are considered past due when payment has not been received within the time frame of the credit terms extended. Write-offs are charged directly against the allowance for credit losses and occur only after all collection efforts have been exhausted. The Company will continue to actively monitor the impact of the COVID-19 pandemic on expected losses. At September 30, 2021, December 31, 2020 and September 30, 2020, the allowance for credit losses was $7,248, $7,232 and $9,590, respectively.

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

During the first quarter of 2021, Ampology exercised a warrant in a cashless redemption transaction which is reflected in the consolidated statement of stockholders’ equity for the nine months ended September 30, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References throughout this document to the “Company” include Party City Holdco Inc. and its subsidiaries. In this document the words “we,” “our,” “ours” and “us” refer only to the Company and its subsidiaries and not to any other person.

Business Overview

Our Company

We are the leading party goods company by revenue in North America and, we believe, the largest vertically integrated supplier of decorated party goods globally by revenue. The Company is a popular one-stop shopping destination for party supplies, balloons, and costumes. In addition to being a great retail brand, the Company is a global, world-class organization that combines state-of-the-art manufacturing and sourcing operations, and sophisticated wholesale operations complemented by a multi-channel retailing strategy and e-commerce retail operations. The Company is a leading player in its category and vertically integrated in its breadth and depth. The Company designs, manufactures, sources and distributes party goods, including paper and plastic tableware, metallic and latex balloons, Halloween and other costumes, accessories, novelties, gifts and stationery throughout the world. The Company’s retail operations include 830 specialty retail party supply stores (including franchise stores) throughout North America operating under the names Party City and Halloween City, and e-commerce websites, principally through the domain name PartyCity.com.

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

Our retail segment generates revenue primarily through the sale of our party supplies, which are sold under the Amscan, Anagram and Costumes USA brand names through Party City, Halloween City and PartyCity.com. For the nine months ended September 30, 2021, 80.9% of the product that was sold by our retail segment was supplied by our wholesale segment and 30.3 % of the product that was sold by our retail segment was self-manufactured.

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

Results of Operations

Three Months Ended September 30, 2021 Compared To Three Months Ended September 30, 2020

The following table sets forth the Company’s operating results and operating results as a percentage of total net sales for the three months ended September 30, 2021 and 2020.

	Three Months Ended September 30,
	2021		2020
	(Dollars in thousands)
Net sales	$510,199	100.0%	$533,775	100.0%
Cost of sales	326,501	64.0	355,923	66.7
Gross profit	183,698	36.0	177,852	33.3
Wholesale selling expenses	7,503	1.5	11,950	2.2
Retail operating expenses	105,206	20.6	97,100	18.2
General and administrative expenses	45,495	8.9	44,986	8.4
Art and development costs	5,440	1.1	4,257	0.8
Store impairment and restructuring charges	—	0.0	1,926	0.4
Goodwill, intangibles and long-lived assets impairment	—	0.0	44,732	8.4
Income (loss) from operations	20,054	3.9	(27,099)	(5.1)
Interest expense, net	23,899	4.7	13,422	2.5
Other (income), net	(1,444)	(0.3)	(2,873)	(0.5)
(Gain) on debt refinancing	—	0.0	(273,149)	(51.2)
(Loss) income before income taxes	(2,401)	(0.5)	235,501	44.1
Income tax expense (benefit)	388	0.1	(4,164)	(0.8)
Net (loss) income	(2,789)	(0.5)	239,665	44.9
Less: Net (loss) attributable to noncontrolling interests	—	-	(42)	-
Net (loss) income attributable to common shareholders of Party City Holdco Inc.	$(2,789)	(0.5)%	$239,707	44.9%
Net (loss) income per share attributable to common shareholders of Party City Holdco Inc.–Basic	$(0.02)		$2.25
Net (loss) income per share attributable to common shareholders of Party City Holdco Inc.–Diluted	$(0.02)		$2.24

Sales

Total net sales for the third quarter of 2021 were $510.2 million and were $23.6 million, or 4.4%, lower than the third quarter of 2020. The following table sets forth the Company’s total net sales for the three months ended September 30, 2021 and 2020.

	Three Months Ended September 30,
	2021		2020
	Dollars in Thousands	Percentage of Net sales	Dollars in Thousands	Percentage of Net sales
Net sales:
Wholesale	$279,634	54.8%	$346,621	64.9%
Eliminations	(168,308)	(33.0)	(179,049)	(33.5)
Net wholesale	111,326	21.8	167,572	31.4
Retail*	398,873	78.2	366,203	68.6
Total net sales	$510,199	100.0%	$533,775	100.0%

*Retail net sales include royalties and franchise fees. Prior year amount conformed to current year presentation.

Retail

Retail net sales during the third quarter of 2021 were $ 398.9 million and were $ 32.7 million, or 8.9%, higher than during the third quarter of 2020. The increase was due to strong comparable sales in core and Halloween categories. Retail net sales at our Party City stores totaled $365.8 million and were $35.9 million, or 10.9% higher than in the third quarter of 2020.

Same-store sales for the Party City brand (including North American retail e-commerce sales) increased by 7.5% during the third quarter of 2021 compared to the 13 weeks ended October 3, 2020, principally due to growth in core category sales which include balloon, birthday, entertaining and candy.

Same-store sales percentages were not affected by foreign currency as such percentages are calculated in local currency.

Wholesale

Wholesale net sales during the third quarter of 2021 totaled $111.3 million and were $56.3 million, or 33.6%, lower than the third quarter of 2020. This decrease is principally due to the divestiture of a significant portion of our international operations in the first quarter of 2021. Excluding the impact of the divestiture, sales increased 7.8%.

Intercompany sales to our retail affiliates totaled $168.3 million during the third quarter of 2021 and were $10.7 million lower than during the corresponding quarter of 2020. Intercompany sales represented 60.2% of total wholesale sales during the third quarter of 2021 and were 6.0% lower during the third quarter of 2020, principally due to decreased sales to our Party City Corporate stores with some decrease due to the divestiture of the international operations. The intercompany sales of our wholesale segment are eliminated against the intercompany purchases of our retail segment in the consolidated financial statements.

Gross Profit

The following table sets forth the Company’s gross profit for the three months ended September 30, 2021 and 2020.

	Three Months Ended September 30,
	2021		2020
	Dollars in Thousands	Percentage of Net Sales	Dollars in Thousands	Percentage of Net Sales
Retail gross profit*	$161,822	40.6%	$135,539	37.0%
Wholesale gross profit	21,876	19.7	42,313	25.3
Total gross profit	$183,698	36.0%	$177,852	33.3%

*Retail gross profit include royalties and franchise fees. Prior year amount conformed to current year presentation.

The gross profit margin on net sales at Retail during the third quarter of 2021 was 40.6 % or 360 basis points higher than during the corresponding quarter of 2020. The increase was primarily driven by higher sales for the quarter. Our manufacturing share of shelf (i.e., the percentage of our retail product cost of sales manufactured by our wholesale segment) of 28.2 % during the third quarter of 2021 was 1.4% lower as compared to the third quarter of 2020. Our wholesale share of shelf at our Party City stores and our North American retail e-commerce operations (i.e., the percentage of our retail product cost of sales supplied by our wholesale segment) was 80.2% during the third quarter of 2021 or 0.9% lower than during the third quarter of 2020.

The gross profit margin on net sales at Wholesale during the third quarters of 2021 and 2020 was 19.7% and 25.3%, respectively. This decrease is primarily due to higher freight, material and labor costs.

Operating expenses

Operating expenses totaled $163.6 million or $41.4 million lower than the third quarter of 2020 primarily due to impairment of certain indefinite-lived intangible assets recorded in the third quarter of 2020.

Wholesale selling expenses were $7.5 million during the third quarter of 2021 and were $4.5 million lower than during the corresponding quarter of 2020, largely due to the international divestiture. Wholesale selling expenses were 6.7% and 7.1% of net wholesale sales during the third quarters of 2021 and 2020, respectively.

Retail operating expenses during the third quarter of 2021 were $105.2 million and were $8.1 million higher than the corresponding quarter of 2020, primarily driven by higher payroll, advertising spend and bank charges. Retail operating expenses were 26.4% and 26.5% of retail sales during the third quarters of 2021 and 2020, respectively.

General and administrative expenses during the third quarter of 2021 totaled $45.5 million and were $0.5 million, or 1.1%, higher than in the third quarter of 2020 principally due to higher employee-related costs partially offset by the international divestiture. General and administrative expenses as a percentage of total revenues were 8.9% and 8.4% during the third quarters of 2021 and 2020, respectively.

Art and development costs were $5.4 million and $4.3 million during the third quarters of 2021 and 2020, respectively. The increase was due mainly to COVID-19 related furloughs in 2020.

Interest expense, net

Interest expense, net, totaled $23.9 million during the third quarter of 2021, compared to $13.4million during the third quarter of 2020. The increase primarily reflects higher cost debt from the refinancing in the first quarter of 2021 offset by the forgiveness of interest as part of the debt refinancing in the third quarter of 2020.

Other (income), net

For the third quarters of 2021 and 2020, other (income), net, totaled $(1.4) million and $(2.9) million, respectively. The change is primarily due to recognition of a currency gain in 2020 versus a loss in 2021, partially offset by higher income from equity method investments in 2021.

Income tax expense

The effective income tax rate for the three months ended September 30, 2021 of (16.2)%, is different from the statutory rate of 21.0% primarily due to state taxes, the effect of foreign losses with no associated tax benefit, FIN 48 reserves, and equity compensation.

Nine Months Ended September 30, 2021 Compared To Nine Months Ended September 30, 2020

The following table sets forth the Company’s operating results and operating results as a percentage of total net sales for the three months ended September 30, 2021 and 2020.

	Nine months ended September 30,
	2021		2020
	(Dollars in thousands)
Net sales	$1,472,752	100.0%	$1,202,509	100.0%
Cost of sales	919,596	62.4	890,587	74.1
Gross profit	553,156	37.6	311,922	25.9
Wholesale selling expenses	23,977	1.6	37,115	3.1
Retail operating expenses	291,281	19.8	250,502	20.8
General and administrative expenses	137,328	9.3	174,275	14.5
Art and development costs	15,415	1.0	13,095	1.1
Store impairment and restructuring charges	—	-	20,818	1.7
Loss on disposal of assets in international operations	3,211	0.2	—	-
Goodwill and intangibles impairment	—	-	581,380	48.3
Income (loss) from operations	81,944	5.6	(765,263)	(63.6)
Interest expense, net	64,229	4.4	63,954	5.3
Other (income) expense, net	(2,317)	(0.2)	4,287	0.4
(Gain) on debt refinancing	—	-	(273,149)	(22.7)
Income (loss) before income taxes	20,032	1.4	(560,355)	(46.6)
Income tax expense (benefit)	7,128	0.5	(128,293)	(10.7)
Net income (loss)	12,904	0.9	(432,062)	(35.9)
Less: Net (loss) attributable to noncontrolling interests	(54)	-	(241)	-
Net income (loss) attributable to common shareholders of Party City Holdco Inc.	$12,958	0.9%	$(431,821)	(35.9)%
Net income (loss) per share attributable to common shareholders of Party City Holdco Inc.–Basic	$0.12		$(4.41)
Net income (loss) per share attributable to common shareholders of Party City Holdco Inc.–Diluted	$0.11		$(4.41)

Sales

Total net sales for the first nine months of 2021 were $1,472.8 million and were $270.3 million, or 22.5%, higher than the third nine months of 2020. The following table sets forth the Company’s total net sales for the nine months ended September 30, 2021 and 2020.

	Nine months ended September 30,
	2021		2020
	Dollars in Thousands	Percentage of Net sales	Dollars in Thousands	Percentage of Net sales
Net sales:
Wholesale	$722,732	49.1%	$692,715	57.6%
Eliminations	(425,947)	(28.9)	(345,167)	(28.7)
Net wholesale	296,785	20.2	347,548	28.9
Retail*	1,175,967	79.8	854,961	71.1
Total net sales	$1,472,752	100.0%	$1,202,509	100.0%

*Retail net sales include royalties and franchise fees. Prior year amount conformed to current year presentation.

Retail

Retail net sales during the first nine months of 2021 were $ 1,176.0 million and were $ 321 million, or 37.5%, higher than during the first nine months of 2020. Retail net sales at our Party City stores totaled $1,094.0 million and were $356.5 million, or 48.3% higher than in the first nine months of 2020. Growth in same-store sales for the Party City brand and higher Halloween City store count this year was partially offset by the timing of New Year’s Eve and the divestiture of international retail operations. In addition, store sales were impacted by five new stores opened during the three months ended March 31, 2021, partially offset by two stores closed in the second quarter of 2021.

Same-store sales for the Party City brand (including North American retail e-commerce sales) increased by 43.7% during the first nine months of 2021 compared to the 39 weeks ended October 3, 2020, principally due to growth in core sales particularly in the balloon, birthday, and entertaining categories.

Same-store sales percentages were not affected by foreign currency as such percentages are calculated in local currency.

Wholesale

Wholesale net sales during the first nine months of 2021 totaled $296.8 million and were $50.7 million, or 14.6%, lower than the first nine months of 2020. This decrease in sales is principally due to the divestiture of a significant portion of our international operations offset by post-COVID-19 increased demand. Excluding the impact of the divestiture, sales increased $54.7 million, or 23.9%

Intercompany sales to our retail affiliates totaled $ 425.9 million during the first nine months of 2021 and were $80.8 million higher than during the corresponding months of 2020. Intercompany sales represented 58.9% of total wholesale sales during the first nine months of 2020 and were 23.4% higher than during the first nine months of 2020, principally due to increased sales to our Party City Corporate stores and channel mix changes with the divestiture of the international operations, offset by the volume decrease from the divestiture. The intercompany sales of our wholesale segment are eliminated against the intercompany purchases of our retail segment in the consolidated financial statements.

Gross Profit

The following table sets forth the Company’s gross profit for the first nine months ended September 30, 2021 and 2020.

	Nine months ended September 30,
	2021		2020
	Dollars in Thousands	Percentage of Net Sales	Dollars in Thousands	Percentage of Net Sales
Retail gross profit*	$478,565	40.7%	$257,035	30.1%
Wholesale gross profit	74,591	25.1	50,538	14.5
Total gross profit	$553,156	37.6%	$307,573	25.6%

*Retail Gross Profit include royalties and franchise fees. Prior year amount conformed to current year presentation.

The gross profit margin on net sales at retail during the first nine months of 2021 was 40.7 % or 1,060 basis points higher than during the corresponding period of 2020. The increase was driven higher sales for the third quarter and by leverage on occupancy expense and lower year over year markdowns in conjunction with the Company’s 2020 store optimization program for the first six months of the year. Our manufacturing share of shelf (i.e., the percentage of our retail product cost of sales manufactured by our wholesale segment) of 30.3 % during the first nine months of 2021 was 0.1% higher as compared to the first nine months of 2020. Our wholesale share of shelf at our Party City stores and our North American retail e-commerce operations (i.e., the percentage of our retail product cost of sales supplied by our wholesale segment) was 80.9% during the first nine months or 0.5% lower than during the first nine months of 2020.

The gross profit margin on net sales at Wholesale during the first nine months of 2021 and 2020 was 25.1% and 14.5%, respectively. This improvement is primarily due to the deleverage caused by the COVID-19 shutdowns in the prior periods and the divestiture of lower margin international operations offset by higher freight, material and labor costs in the third quarter.

Operating expenses

Operating expenses totaled $471.2 million during the first nine months of 2021 and were $606.0 million lower than the first nine months of 2021 primarily due to goodwill and intangibles impairment.

Wholesale selling expenses were $24.0 million during the first nine months of 2021 and were $13.1 million lower than during the corresponding quarter of 2020, due to the international divestiture. Wholesale selling expenses were 8.1% and 10.7% of net wholesale sales during the first nine months of 2021 and 2020, respectively.

Retail operating expenses during the first nine month of 2021 were $291.3 million and were $40.8 million higher than the corresponding quarter of 2020, primarily driven by higher payroll, advertising spend and bank charges. Retail operating expenses were 24.8% and 29.3% of retail sales during the first nine months of 2021 and 2020, respectively, with the leverage attributable to higher sales and disciplined expense management.

General and administrative expenses during the first nine months of 2021 totaled $137.3 million and were $37.0 million, or 21.2%, lower than in the first nine months of 2020 due to the international divestiture and lower legal, stock compensation offset by increased payroll costs. General and administrative expenses as a percentage of total revenues were 9.3% and 14.5% during the first nine months of 2021 and 2020, respectively.

Art and development costs were $15.4 million and $13.1 million during the first nine months of 2021 and 2020, respectively.

Interest expense, net

Interest expense, net, totaled $64.2 million during the first nine months of 2021, compared to $64.0 million during the first nine months of 2020.

Other (income) expense, net

For the first nine months of 2021 and 2020, other (income) expense, net, totaled $(2.3) million and $4.3 million, respectively. The change is primarily due to realized foreign currency gains in 2021 versus foreign currency losses in 2020 and increased income from equity method investments.

Income tax expense

The effective income tax rate for the nine months ended September 30, 2021, 35.6.%, is different from the statutory rate of 21.0% primarily due to state taxes, the effect of foreign losses with no associated tax benefit, FIN 48 reserves, and the additional loss related to the sale of a substantial portion of the international operations recorded in the three months ended March 31, 2021.

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

	Three Months Ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
(Dollars in thousands)
Net (loss) income	$(2,789)	$239,665	$12,904	$(432,062)
Interest expense, net	23,899	13,422	64,229	63,954
Income tax expense (benefit)	388	(4,164)	7,128	(128,293)
Depreciation and amortization	15,433	17,278	50,293	57,796
EBITDA	36,931	266,201	134,554	(438,605)
Store impairment and restructuring charges (a)	—	6,763	—	36,285
Inventory restructuring and early lease terminations (j)	520	—	7,157	—
Other restructuring, retention and severance (b)	—	2,957	2,082	11,701
Goodwill, intangibles and long-lived assets impairment (c)	—	44,732	—	581,380
Deferred rent (d)	904	254	2,032	(2,618)
Closed store expense (e)	603	1,247	3,739	2,882
Foreign currency losses/(gains), net	343	(3,312)	(968)	955
Stock option expense – time-based	93	111	310	671
Stock option expense – performance – based	—	—	—	7,847
Restricted stock unit and restricted cash awards expense – performance-based	923	510	2,901	510
Restricted stock units – time-based	876	429	1,643	1,568
Non-employee equity-based compensation (f)	—	—	—	1,033
Undistributed loss (income) in equity method investments	(609)	(59)	(820)	356
Corporate development expenses (g)	5	581	5	6,193
Non-recurring legal settlements/costs	—	661	—	7,170
Loss on sale of property, plant and equipment*	2,687	—	2,798	—
COVID - 19 (i)	—	679	1,270	71,059
Loss on sale of business	—	—	3,211	—
(Gain) on debt repayment/refinancing (k)	(1,332)	(273,149)	(1,106)	(273,149)
Other*	943	546	2,331	3,034
Adjusted EBITDA	$42,887	$49,151	$161,139	$18,272

* Prior period amounts have been reclassified to conform with current period presentation.

	Three Months Ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
(Dollars in thousands, except per share amounts)
(Loss) income before income taxes	$(2,401)	$235,501	$20,032	$(560,355)
Intangible asset amortization	2,177	2,899	7,008	8,444
Amortization of deferred financing costs and original issuance discounts	1,320	875	3,257	3,276
Store impairment and restructuring charges (a)	—	1,321	—	29,475
Other restructuring charges (b)	—	2,622	1,967	10,139
Goodwill, intangibles and long-lived assets impairment (c)	—	44,732	—	581,380
Non-employee equity-based compensation (f)	—	—	—	1,033
Non-recurring legal settlements/costs	—	605	—	7,026
Stock option expense – time-based	93	110	310	671
Stock option expense – performance – based	—	—	—	7,847
Loss on sale of assets	2,642	—	2,642	—
(Gain) on debt repayment/refinancing (k)	—	(273,149)	—	(273,149)
Restricted stock unit and restricted cash awards expense – performance-based	930	—	2,901	—
COVID - 19 (i)	—	733	1,270	71,113
Loss on sale of business	—	—	3,211	—
Inventory disposals	—	—	926	—
Adjusted income (loss) before income taxes	4,761	16,249	43,524	(113,100)
Adjusted income tax expense (benefit) (h)	1,902	5,234	11,966	(36,416)
Adjusted net income (loss)	$2,859	$11,015	$31,558	$(76,684)
Adjusted net income (loss) per common share – diluted	$0.02	$0.10	$0.27	$(0.78)
Weighted-average number of common shares-diluted	116,467,755	106,875,631	115,822,121	97,872,174

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
(c)
As a result of a sustained decline in market capitalization and reduced fair value of certain intangibles and long-lived assets, the Company recognized non-cash pre-tax goodwill and intangibles impairment charges.
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
(k)
The Company recognized net gain on debt repayment in 2021. The Company recognized a gain on debt refinancing transactions in 2020.

Liquidity

We expect that cash generated from operating activities and availability under our credit agreements will be our principal sources of liquidity. Based on our current level of operations, we believe that these sources will be adequate to meet our liquidity needs for at least the next twelve months. We cannot provide assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the ABL Facility in amounts sufficient to enable us to repay our indebtedness or to fund our other liquidity needs. The Company had approximately $280.3 million of availability under the ABL Facility and approximately $14.6 million of availability under the Anagram ABL Facility as of September 30, 2021.

Per Note 15, Current and Long-Term Obligations of Item 1, “Condensed Consolidated Financial Statements (Unaudited)” in this Quarterly Report on Form 10-Q, as of September 30, 2021, the Company’s indebtedness principally consisted of: (i) 8.750% Senior Secured First Lien Notes due 2026, (ii) 6.125% Senior Notes, (iii) 6.625% Senior Notes, (iv) First Lien Party City Notes, (v) First Lien Anagram Notes, and (vi) Second Lien Anagram Notes. Additionally, the Company had an asset-based revolving credit facility (“ABL Facility”) that it draws down on as necessary and Anagram had a separate asset-based revolving credit facility.

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

In accordance with the 8.75% Senior Notes, the Company is required to provide quarterly and annual disclosure of certain financial metrics for Anagram Holdings, LLC and its subsidiary (“Anagram”). For the three and nine months ended September 30, 2021, Anagram reported:

•
Revenue of $59,936 and $171,136 including net sales to Party City affiliates of $19,181 and $64,070
•
Operating income of $13,455 and $37,972
•
Adjusted EBITDA of $14,921 and $42,212
•
Total assets of $207,798, including affiliate accounts receivable of $10,530

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

Cash Flow

Net cash used in operating activities totaled $73.6 million during the nine months ended September 30, 2021. Net cash used in operating activities totaled $56.8 million during the nine months ended September 30, 2020. The increase in cash used in operating activities is primarily attributable to an increase in seasonal inventory and the related freight and higher lease payments partially offset by the recognition of net income in the current year as compared with a net loss in the prior year.

Net cash used in investing activities totaled $33.1 million during the nine months ended September 30, 2021, as compared to $32.4 million used in investing activities during the nine months ended September 30, 2020. The decrease in cash used in investing activities is primarily due to higher capital expenditures primarily due to store remodeling, offset by the proceeds from the sale of international operations. Capital expenditures during the nine months ended September 30, 2021 and 2020 were $49.2 million ($32.7 million for Retail and $16.5 million for Wholesale) and $32.1 million, respectively.

Net cash provided by financing activities was $16.9 million during the nine months ended September 30, 2021 and $227.4 million was provided during the nine months ended September 30, 2020. The variance was principally due to higher borrowings under the ABL Facility in the prior year and the impact of the debt refinancing transactions as discussed in Note 15, Current and Long-Term Obligations of Item 1, “Condensed Consolidated Financial Statements (Unaudited)” in this Quarterly Report on Form 10-Q, as of September 30, 2021.

Cash interest paid of $56.7 million as disclosed in the Condensed Consolidated Statements of Cash Flows provides the amount of cash paid in relation to GAAP interest expense for the nine months ended September 30, 2021. In addition, cash payments made in relation to contractual coupon interest amounts included in the carrying value of the debt accounted for as a troubled debt restructuring were $17.6 million for the nine months ended September 30, 2021.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during the three months ended September 30, 2021, the year ended December 31, 2020 and the three months ended September 30, 2020.

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

Cautionary Note Regarding Forward-Looking Statements

From time to time, including in this filing and, in particular, the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we make “forward-looking statements” within the meaning of federal and state securities laws. Disclosures that use words such as the company “believes,” “anticipates,” “expects,” “estimates,” “intends,” “will,” “may” or “plans” and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect our current expectations and are based upon data available to us at the time the statements were made. An example of a forward-looking statement is our belief that our cash generated from operating activities and availability under our credit facilities will be adequate to meet our liquidity needs for at least the next 12 months. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. These risks, as well as other risks and uncertainties, are detailed in the section titled “Risk Factors” included in our Annual Report on Form 10-K filed with the SEC on March 11, 2021 and in the section titled “Risk Factors” including in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. All forward-looking statements are qualified by these cautionary statements and are made only as of the date of this filing. Any such forward-looking statements, whether made in this filing or elsewhere, should be considered in context with the various disclosures made by us about our business.

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

Item 4. Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Act”)) as of September 30, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is: (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the heading "Item 1A, Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities Exchange Commission on March 11, 2021, the Company identified increases in transportation costs as a risk factor that may negatively affect our operating results. During the quarters ended June 30, 2021 and September 30, 2021, the Company experienced contraction in freight capacity from suppliers to our distribution centers at a time of increasing consumer demand, which has resulted in less reliable availability for shipping and increased costs across our supply chain. While mitigation strategies and actions have been taken a negative impact on operating results could still occur.

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

Date: November 9, 2021