Form 10-K
period 2021-12-31
Party City Holdco Inc.
filed 2022-02-28
CIK 1592058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of common stock held by non-affiliates as of June 30, 2021 was $1,036,696,578. As of February 17, 2022, there were 112,451,912 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2022 annual meeting of stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

FORM 10-K

PART I

Forward-Looking Statements

This Annual Report on Form 10-K, contains information that may constitute forward-looking statements. Forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995 relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts and are subject to inherent risks and uncertainties that could cause actual results to differ materially from those expressed or implied in our forward-looking statements. Many factors could cause actual results to differ materially from the Company’s forward-looking statements, such as the impact of the COVID-19 pandemic and other current macroeconomic conditions, our prospects and strategies for future growth and the development and introduction of new products. In many cases you can identify forward-looking statements by terms such as “believes,” “anticipates,” “expects,” “targets,” “estimates,” “intends,” “will,” “may” or “plans” and similar expressions.

Such statements are subject to certain risks and uncertainties, some of which are beyond our control, and assumptions that could cause actual results of operations or performance to differ materially from expectations. These risks and uncertainties, are detailed in the “Risk Factors” section in Part I, Item 1A and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk” sections in Part II, Item 7 and Item 7A of this Annual Report on Form 10-K. We could also be affected by additional factors that apply to all companies operating globally and in the U.S., as well as other risks that are not presently known to the Company or that the Company currently considers to be immaterial. In addition, from time to time, we have entered into business combinations, acquisitions, divestitures, strategic investments and other significant transactions. Such forward-looking statements do not include the potential impact of any such transactions that may be completed after the date hereof, each of which may present material risks to the Company’s business and financial results. All forward-looking statements are qualified by these cautionary statements, reflect our current expectations and are based upon data available to us at the time the statements were made, and are made only as of the date of this Annual Report on Form 10-K. Any such forward-looking statements should be considered in context with the various disclosures made by us about our business. Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission (the “SEC”) after the date of the filing of this Annual Report on Form 10-K.

In this Annual Report on Form 10-K references to “Party City Holdco,” “Party City,” the “Company,” “we,” “our,” “ours” and “us” refer to Party City Holdco Inc., a Delaware corporation formed in 2012, and its consolidated subsidiaries unless stated or the context otherwise requires.

Item 1. Business

Overview

We are a leading party goods company by revenue in North America and, we believe, the largest vertically integrated supplier of decorated party goods globally by revenue. With hundreds of retail stores filled with thousands of products across the United States, we make it easy for our customers to find the perfect party solution through our assortment of party products, balloons, and costumes for their celebration aided by the support of our party experts both in-store and online. Our retail operations include approximately 830 specialty retail party supply stores (including franchise stores) throughout North America operating under the names Party City and Halloween City, and e-commerce websites which offer rapid, contactless, and same day shipping options (including in-store and at curbside), principally through the domain name PartyCity.com.

In addition to our retail operations, we are also one of the largest global designers, manufacturers and distributors of decorated consumer party products, with items found in retail outlets worldwide, including independent party supply stores, mass merchants, grocery retailers, e-commerce merchandisers and dollar stores. We combine state-of-the-art manufacturing and sourcing operations, sophisticated wholesale operations and multi-channel retail and e-commerce retail operations to design, manufacture, source and distribute party goods, including paper and plastic tableware, metallic and latex balloons, Halloween and other costumes, accessories, novelties, gifts and stationery throughout the world. Our products are available or licensed in over 100 countries with the United Kingdom, Canada, Germany, Mexico and Australia among the largest end markets for our products outside of the United States.

Industry Overview

We operate in the broadly defined retail party goods industry and Halloween market. The party goods industry includes decorative paper and plastic tableware, costumes, decorations, accessories, and balloons, all of which are supported by a range of vendors from commodity paper goods producers to party goods manufacturers. The retail landscape for decorated party goods is comprised primarily of party superstores, mass merchants, e-commerce merchandisers, craft stores, grocery retailers, and dollar stores. Sales of party goods are fueled by everyday events such as backyard BBQs, graduations, birthdays, baby showers, weddings, and anniversaries, as well as seasonal events such as holidays and other special occasions.

Segments

We have two reporting segments: retail and wholesale. In 2021, we generated 81.5% of our total revenues from our retail segment and 18.5% of our total revenues from our wholesale segment.

Our retail segment generates revenue primarily through the sale of our party supplies, which are sold under the Amscan, Anagram and Costumes USA brand names, through our Party City stores, Halloween City stores and PartyCity.com.

Our wholesale segment revenues are generated from the sale of decorated party goods for all occasions. Our products are sold at wholesale to party superstores (including our owned retail stores, franchised stores operating principally as "Party City"), and unaffiliated specialty retailers, mass merchants, e-commerce merchandisers, craft stores, grocery retailers, and dollar stores.

Financial information about our industry segments and geographic segments is provided in Note 19 — Segment Information, to our consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data,” in this Annual Report on Form 10-K.

Product Lines

Our enterprise-wide product lines span a wide variety of ways to celebrate everyday events including from birthdays to theme parties to sporting events. Additionally, we offer seasonal products throughout the year to decorate and dress up for holidays such as Halloween, New Year’s Eve and Mardi Gras. Our product offering is designed to provide everything needed to throw an amazing event and capture life’s special moments including a wide range of décor, tabletop, balloons, and wearable product formats.

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

Retail Operations

Overview

Party City has grown to become what we believe is the largest operator of owned and franchised party superstores by revenue in the United States. We provide a broad and deep product assortment at a compelling value with an average of 25,000 SKUs offered at any one time through our retail stores and 40,000 SKUs offered online through our e-commerce platform. We keep our assortment current by frequently introducing new products, and we organize our stores by events and themes to make it easy to shop while consistently presenting customers with additional product ideas that will enhance their events and our sales. With our product selection and convenient locations, we believe customers associate Party City with successful celebrations, and as a result, we believe our physical and online stores will continue to be seen as the favored destination for party supplies and related innovative ideas.

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

Our Company-owned stores are located entirely in the United States. We have franchised stores throughout the United States, Mexico and Puerto Rico run by franchisees utilizing our format, design specifications, methods, standards, operating procedures, systems and trademarks. Our wholesale sales to franchised stores generally mirror, with respect to relative size, mix and category, sales to our company-owned stores. We are not currently marketing, nor do we plan to market, franchises in the United States.

The following table shows the change in our company-owned Party City store network over the past three years:

	2021	2020	2019
Stores open at beginning of year	746	777	866
Stores opened	10	5	5
Stores acquired from franchisees/others	10	6	6
Stores closed and sold	(7)	(42)	(100)
Stores open at end of year	759	746	777

The following table shows the change in our franchise-owned store network over the past three years:

	2021	2020	2019
Stores open at beginning of year	85	98	96
Stores opened/acquired by existing franchisees	—	—	2
Stores sold to the Company	(10)	(6)	—
Stores closed or converted to independent stores	(3)	(7)	—
Stores open at end of year	72	85	98

We receive revenue from our franchisees, consisting of an initial one-time fee and ongoing royalty fees, generally ranging from 4% to 6% of net sales. In exchange for these franchise fees, franchisees principally receive brand value and merchandising support with respect to planograms. Each franchisee has a mandated advertising budget, which consists of a minimum initial store opening promotion and ongoing local advertising and promotions. Additionally, franchisees must pay 1% to 2.25% of net sales to a group advertising fund to cover common advertising materials. Our franchise agreements provide us with a right of first refusal should any franchisee wish to dispose of its operations.

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

Retail Seasonality

Our retail operations are subject to significant seasonal variations. Historically, this segment has realized a significant portion of its revenues, cash flow and net income in the fourth quarter of the year, principally due to our Halloween sales in October and, to a lesser extent, year-end holiday sales. To maximize our seasonal opportunity, we operate a chain of temporary Halloween stores, under the Halloween City brand, during the months of September and October of each year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in Part III, Item 7 of this Annual Report on Form 10-K for more information about our seasonality.

Wholesale Operations

Overview

We currently offer nearly 400 ensembles, which range from approximately five to 40 design-coordinated items spanning tableware, accessories, novelties, balloons and decorations. Our in-house design team introduces approximately 6,000 products annually, driving innovation in our licensed and unlicensed product offering and supporting increased sales across our channels. From time to time, we rationalize our existing product offerings to stay on trend. The breadth of these ensembles enables our retail stores and third-party retailers to promote additional sales of related products for every occasion. To enhance our customers’ celebrations of life’s important events, we market party goods ensembles for a wide variety of occasions, including seasonal and religious holidays, special events and themed celebrations. Our Amscan and Anagram branded products are offered in retail outlets worldwide, ranging from party goods superstores (including our franchise stores), other party goods retailers, mass merchants, independent card and gift stores, dollar stores, grocery and drug stores and e-commerce merchandisers. We have long-term relationships with many of our wholesale customers.

The table below shows the breakdown of our total wholesale sales by channel for the year ended December 31, 2021:

Channel	Sales
(dollars in millions)
Owned stores and e-commerce	$590
Party City franchised stores and other domestic retailers	171
Domestic balloon distributors/retailers	92
International	138
Total wholesale sales	$991

Wholesale Manufactured Products

Our manufacturing facilities are highly automated and produce paper and plastic plates and cups, paper napkins, metallic and latex balloons, injection molded product, costumes, pinatas and other party and novelty items at globally competitive costs. State-of-the-art printing, forming, folding, and packaging equipment support most of these manufacturing operations. Given our size and sales volume, we are generally able to operate our manufacturing equipment on the basis of at least two shifts per day, thus lowering production costs per unit. In select cases, we use available capacity to manufacture products for third parties, which allows us to maintain a satisfactory level of equipment utilization.

Complementing our manufacturing facilities, we have a diverse global network of third-party vendors that support our strategy of consistently offering a broad selection of high quality, innovative and competitively priced product. We have relationships that exceed twenty years with many of our vendors and often represent a significant portion of their overall business. They generally produce items designed by and created for us, are located in Asia, and are managed by our sourcing office in Hong Kong. We actively work with our third-party vendors to ensure product cost, quality, and safety.

The principal raw materials in our products or in manufacturing our products are cotton, paper and petroleum-based resin. While we currently purchase raw materials from preferred vendors, we continue to evaluate the marketplace to expand our sources. We’re continuously looking at innovation and evolving market conditions and working on plans to mitigate any potential headwinds.

Wholesale Product Safety and Quality Assurance

We are subject to regulatory requirements in the United States and internationally, and we believe that all products that we manufacture and source comply with the requirements in the markets in which they are sold. Third-party manufactured products are tested in accordance with our testing policies and procedures, both at the manufacturing site and upon arrival at our distribution centers. We have a full-time staff of professionals in the United States, Asia and Europe dedicated to product safety and quality assurance.

Wholesale Distribution and Systems

We ship our products directly to retailers and distributors throughout the world from our distribution facilities, as well as directly from our factories. Our electronic order entry and information systems allow us to manage our inventory.

Our main distribution facility for domestic party customers is located in Chester, New York, which is nearly 900,000 square feet. This state-of-the-art facility serves as the main point of distribution for our products and utilizes a paperless, pick-by-light system, a Goods-To-Person (OSR) picking system, offering what we believe to be superior inventory management and turnaround times.

Wholesale Customers

We have a diverse third-party customer base in our wholesale segment and are not materially dependent on one or a few major customers.

Strategic Initiatives

We continue to advance our strategic initiatives that underpin efforts to grow our retail and wholesale businesses and expand on our purpose of creating joy by making it easy to create unforgettable memories.

• Product Innovation. In 2021, we continued to leverage consumer insights and sales data to drive review of our wholesale product offerings and retail assortment decisions which accelerated overall sales growth in important categories. During the year, we reset: Party Favors, Girl’s Birthday, Boy’s Birthday, Candy and Solid Tableware and approximately 1,000 new products driven by consumer-led innovation. In 2022, we will reset the remaining categories in our portfolio and will launch a similar number of innovative items as well as significant quality improvements to compliment the work in innovation.

• Enhance the in-store experience. We remodeled or opened "next generation" or NXTGEN stores, all of which are Company-owned, bringing our total to 95 as of year-end 2021. The material changes to our stores include a new shop-in-shop store layout with improved product adjacencies, edited and more curated product assortments, which result in reduced carrying inventory, as well as new services and experiences. A balloon shop and customer engagement center are the focal point of the store and add significant theater to the entire experience. Balloon sales growth in our NXTGEN stores are higher than the trend in the balance of our stores. We continue to be pleased with the customer feedback we are receiving on the NXTGEN stores as we enhance and refine the prototype. Customers have told us that they appreciate the decluttering of the stores due to the lower sightlines and the more curated assortment.

• Being celebration occasion-obsessed. In 2021, we were focused on our core categories and therefore, growing our relevancy with consumers as we build trust and become their destination for all things celebrations. We believe this focus paid off due to our strong core metrics that are a testament to our improved relevancy. Additionally, our seasonal categories are generating improved sell-throughs resulting in improved inventory turns and gross margin returns on inventory. In 2022, we will continue to focus on improvements in our core and seasonal categories, driven by greater focus on current trends, key items and more curated assortments, which we believe will improve the shopping experience for the consumer and efficiency for store associates.

• Focus on the North America vertical model. Our North American vertical model remains a key competitive advantage for us and in 2021 we continued to leverage this unique attribute. Namely, we made investments in our leadership, infrastructure and resources throughout the supply chain network in North America. We have increased our capacity in our manufacturing plants as we strengthen our domestic capabilities and execution. As a result, we believe we have navigated supply chain challenges well and our teams have done an excellent job of navigating a difficult environment.

Information Systems

Our information systems are integral in supporting our long-term strategies, are key capabilities necessary to help support all levers of growth, and help us implement informed, data-driven decision making throughout our organization. We are continually working on enhancing our digital technology platforms and elevating our e-commerce capabilities through new functionalities to our retail and wholesale channels. In fiscal 2021, we successfully completed key security enhancements which will serve as the backbone of our ongoing IT roadmap and commenced cloud-based technology infrastructure projects to be completed in fiscal 2022.

We also maintain entity-wide information security and privacy compliance programs, comprised of risk management policies and procedures surrounding our information systems, cybersecurity practices and protection of consumer and employee personal data and confidential information. Our Board of Directors (the "Board") has ultimate oversight of our risk management policies and procedures and has delegated primary responsibility for monitoring the risks and programs in this area to the Audit Committee, which receives regular updates on information security and privacy risk and compliance from management. The Board also receives periodic updates on these topics. As part of our compliance programs, all global employees are required to take annual training on information security, including cybersecurity, global data privacy requirements and compliance measures. We also conduct periodic internal and third-party assessments to test our cybersecurity controls, perform cyber simulations, and continually evaluate our privacy notices, policies and procedures surrounding our handling and control of personal data and the systems we have in place to help protect us from cybersecurity or personal data breaches. Additionally, we maintain network security and cyber liability insurance in order to provide a level of financial protection in the event of certain covered cyber losses and data breaches.

Refer to Part I, Item 1A. "Risk Factors," for further information as it relates to our Information Systems.

Intellectual Property

We own the copyrights in the designs we create and use on our products and various trademarks and service marks used on or in connection with our products. At our discretion, we may permit franchisees, licensees, and other parties to use our trademarks and service marks. It is our practice to register our copyrights with the United States Copyright Office and our trademarks and service marks with the United States Patent and Trademark Office, or with other foreign jurisdictions, to the extent we deem necessary. In addition, we rely on unregistered common law trademark rights and unregistered copyrights under applicable U.S. law to distinguish and/or protect our products, services and branding. From time to time, we attain patent protection for novel inventions. We do not believe that the loss of any copyrights, trademarks or patents with respect to any particular product or products would have a material adverse effect on our business. We hold numerous intellectual property licenses from third parties, allowing us to use various third-party cartoon and other characters and designs on our products, and the images on our metallic balloons and costumes are principally covered by these licenses. None of these license relationships are individually material to our aggregate business.

Competition

Our segment of the retail industry is highly competitive and we expect competition to increase in the future. We operate in the party goods retail sector, which is currently and is expected to continue to be highly competitive with respect to price, store location, merchandise quality, assortment and presentation, and customer service, including merchandise delivery and checkout options. We believe we differentiate ourselves from other retailers by providing high-value, high-quality, low-cost merchandise in conveniently located stores. Our sales and profits could be reduced by increases in competition. There are no significant economic barriers for others to enter our retail sector.

Government Regulation

We are subject to extensive federal, state, and local laws and regulations affecting our business, including product safety, consumer protection, privacy, truth-in-advertising, accessibility, customs, wage and hour laws and regulations, and zoning and occupancy ordinances that regulate manufacturers and retailers generally and govern the promotion and sale of merchandise and the operation of manufacturing facilities, distribution centers, retail stores and e-commerce. We also are subject to similar international laws and regulations affecting our business. The Company maintains an internal global trade, customs, and product compliance organization to help manage its import/export compliance activities. Several state and local governments have been successful in regulating or prohibiting the sale of balloons filled with lighter than air gas and single-use plastic products. We have sought partnership with legislators and regulators to help protect and steward environmental goals and promote the responsible use of our products.

As a franchisor, we must comply with regulations adopted by the Federal Trade Commission, such as the Trade Regulation Rule on Franchising, which requires us, among other things, to furnish prospective franchisees with a franchise offering circular. We also must comply with several state laws that regulate the offer and sale of our franchises and certain substantive aspects of franchisor-franchisee relationships. These laws vary in their application and in their regulatory requirements.

Human Capital Disclosure

People matter at Party City. In 2021, we employed approximately 6,400 full time and 10,100 part time team members to play a critical role in delivering our company purpose to inspire and make it easy for our customers to create unforgettable memories. We seek to embed this purpose and the principles that guide us in how we work every day – Customer First, People Matter, It Can Be Done and Celebrate – into the culture through enterprise-wide change initiatives, grounded in the retention and engagement of our team members.

Attracting and Engaging Employees. We endeavor to make it easy to be a successful employee at Party City. We offer a comprehensive on-boarding programs as well as a variety of leadership, technical and compliance training that enables our employees to contribute to the company’s most important initiatives. Our leaders also participate in training focused specifically on leading in a hybrid environment. We have advanced engagement by fostering two-way dialogues via employee surveys and communication forums as well as enhanced and simplified technology-enabled people operations support and access to employee information. We have an "open door" policy for employees to report concerns and we also provide an anonymous reporting hotline available in multiple languages and managed by an independent third party.

Diversity, Equity, Inclusion, and Belonging. We designed our diversity, equity, inclusion, and belonging (D, E, I & B) strategy in 2020 and we have continued that work with the implementation of an Enterprise Belonging Council as well as a Diversity Review Committee, both fueled by employee participation and leadership commitment. We endeavor to weave the key tenants of our D, E, I & B strategy into the fabric of our transformation and people programs and processes.

Total Rewards. Our total rewards and benefits programs have been harmonized across the enterprise to maximize effectiveness and to accelerate eligibility for participation. We offer comprehensive benefits including medical, dental and vision, as well as a healthcare concierge that partners with employees to more effectively and efficiently navigate the healthcare system. We have implemented and expanded reward programs tied to short and long-term priorities and performance. We believe that offering our team members access to comprehensive total rewards programs are important steps to drive employee retention and positive employee relations. We have also improved market competitiveness by making significant investments in compensation to attract, retain and engage our talent in our retail stores and throughout our manufacturing plants and in our distribution centers.

Talent Attraction. We have redesigned our talent attraction and succession management approach from the top down, which we believe will improve our implementation of key strategies to address localized market conditions. We believe these targeted efforts to meet immediate and long-term staffing needs and build capability to deliver our overall business strategy.

Safety. Safety is a priority and we have invested in training and awareness campaigns to promote safe operating practices in our manufacturing plants and distribution centers, stores and corporate offices. We maintained a rigorous focus on protocols and safety practices including masking, social distancing, temperature checks and sanitizing and we continue to invest in resources to track and manage COVID-19 cases.

Environmental, Social and Governance Matters

At the board level, our Nominating and ESG Committee (the “NESG Committee”) oversees our environmental, social and governance (“ESG”) programs, policies and practices. The NESG Committee’s duties include monitoring and evaluating the Company’s programs, policies and practices relating to ESG issues and making recommendations to the Board regarding the Company’s overall ESG strategy. In 2022, we continued to advance our ESG strategy by establishing a management-level ESG Steering Committee, which is comprised of senior leaders and cross-functional members from major business functions. The purpose of the ESG Steering Committee is to (i) establish programs, policies and practices relating to ESG matters and (ii) assist the NESG Committee in fulfilling its oversight responsibilities with respect to ESG matters. We have conducted an ESG Priority Assessment to identify the ESG topics that are most relevant for our business and shareholders, as well as customers, business partners, employees and communities, and intend to use the results of this assessment to guide our efforts as we further develop and advance our ESG strategy, in an effort to enhance our long-term value. We believe our approach to ESG management helps to enable us to create long-term value for our stockholders, through advancing interests of our other stakeholders.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in accordance therewith, we file reports, proxy and information statements and other information with the SEC. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other information to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available through the investor relations section of our website at www.partcity.com or investor.partcity.com. We also use our website as a tool to disclose important information about the company and comply with our disclosure obligations under Regulation Fair Disclosure. Reports are available free of charge as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K. The SEC maintains an Internet site that contains our reports, proxy and information statements, and other information that we file electronically with the SEC at www.sec.gov.

Item 1A. Risk Factors

The following risk factors may be important to understanding any statement in this Annual Report on Form 10-K or elsewhere. Our business, financial condition, operating results and liquidity can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below and elsewhere in this report. Any one or more of such factors could directly or indirectly materially and adversely affect our business, financial condition, results of operations, liquidity and stock price.

COVID-19

Our business, operations, financial condition and liquidity have been and may continue to be materially and adversely affected by COVID-19. and the related macroeconomic impacts, including supply chain inflation, labor shortages and transportation.

In general, our retail sales, and the retail sales of our business partners to whom we sell, represent discretionary spending by customers of us and our business partners. Discretionary spending is affected by many factors, including geopolitical events or widespread health emergencies. COVID-19 and the measures to contain it, including the related macroeconomic impacts, have, and may continue to, materially and adversely impact our business, operations, financial results, liquidity and stock price. Specifically, the pandemic and the measures to contain it by governments, businesses and individuals have materially and adversely impacted the global economy and consumer spending, disrupted global supply chains, have resulted in labor shortages and wage pressures, and created significant volatility and disruption in various industries.

In 2020, many of our stores were shut down for a number of months and as a result, our business, financial performance, liquidity and stock price were materially and adversely impacted. While all of our stores have since reopened, our results of operations were further impacted by the continued effects of COVID-19, including resurgences and variants of the virus. In 2021, COVID-19 has, among other things, adversely impacted the purchasing behavior of our customers, led to significant supply chain challenges resulting in increased transportation and distribution costs, and increased labor costs, all of which adversely impacted our operations and financial performance, including our profitability. For additional information on COVID-19 and its adverse impacts on us, see Part II, Item 7 – Management’s Discussion and Analysis – "COVID-19 Update" in this Annual Report on Form 10-K.

In addition, future economic downturns resulting from the impact of COVID-19 may make it difficult for us to accurately forecast future demand trends, which could cause us to purchase excess inventories, resulting in increases in our inventory carrying cost, or insufficient inventories, resulting in our inability to satisfy our customer demand and potential loss of market share. Further, the disruption to the global economy and to our business, along with the decline in our stock price, may negatively impact the carrying value of certain assets, including inventories, accounts receivable, intangibles and goodwill. Additionally, if the duration of the COVID-19 pandemic continues longer than we expect or the severity worsens, we may need to access other sources of financing, including incurring additional indebtedness, selling our assets and raising additional equity capital. These alternatives may not be available to us on satisfactory terms or at all, which could have a material adverse effect on our business, liquidity and stock price.

The full extent to which COVID-19 and the measures to contain it will impact our business, operations, financial condition and liquidity will depend on the severity and duration of the COVID-19 pandemic, its variants and other future developments related to virus response, all of which are highly uncertain, and we expect this uncertainty to continue in 2022 and likely beyond. To the extent COVID-19 continues to adversely affect our business, operations, financial results and liquidity, it may also have the effect of significantly heightening many of the other risks noted in this report, including in ways that we cannot predict.

Risks Related to Our Business

We face risks related to our balloon business, including regulatory restrictions and prohibitions, potential shortages of helium gas and changes in consumer preferences.

Balloons are a focal point of our growth strategy and are a key driver of our differentiated brand experience. The ongoing success of our balloon business may be affected by several factors. For example, some local governments have implemented or considered implementing rules, ordinances or regulations prohibiting the sale of balloons filled with a gas lighter than air. We design and manufacture foil balloons through our Anagram business and sell latex and foil balloons in our retail stores. Widespread adoption of such prohibitions would have a material adverse effect on our business, results of operations, and financial condition.

We use helium gas, a natural resource, to inflate most of the foil balloons and a portion of the latex balloons we sell to consumers through our retail stores and online. The float of a helium filled balloon is particularly attractive to many consumers and contributes to our ability to sell balloons. Although we believe we have taken appropriate steps to maintain enough helium to keep pace with the demand, we cannot offer assurance that events beyond our control, such a global shortage of helium or supply chain disruptions impacting the ability of helium refineries, distributors, or resellers to provide us or our Anagram customers with enough helium gas to satisfy demand, will not impact our ability to maintain sales levels of balloons. We have experienced periodic helium shortages and such other helium disruptions in the past, which have resulted in, higher prices for such gas, failure to fulfill consumer demand for helium inflated balloons, and failure to fulfill business demand for Anagram balloons. These shortages and disruptions have adversely impacted the financial performance of our retail and wholesale operations in the past, and may have similar impacts in the future.

Changing consumer preferences, including with respect to environmental matters, whether we can anticipate, identify and respond to them or not, could adversely impact our sales. Inventory levels for certain balloon styles no longer considered to be “on trend” may increase, leading to higher markdowns to sell through excess inventory and, therefore, lower than planned margins. Conversely, if we underestimate consumer demand for our balloons, or if we fail to supply quality products in a timely manner, we may experience inventory shortages, which may negatively impact customer relationships, diminish brand loyalty and result in lost sales. In addition, our position or perceived lack of position on environmental, public policy or other sensitive issues relating to our balloon business, and any perceived lack of transparency about those matters, could harm our reputation.

The loss of, or disruption in, one of our distribution centers and other factors affecting the distribution of merchandise and our reliance on third parties for shipping could materially adversely affect our business.

We rely heavily on our distribution centers to manage the volume associated with a significant amount of our products. Most of our operations’ inventory are shipped directly from vendors to our distribution centers where the inventory is then processed, sorted and shipped to our stores, to our wholesale customers or to our e-commerce customers. We depend on the orderly operation of this receiving and distribution process, which depends, in turn, on adherence to shipping schedules and effective management of the distribution centers. We may not anticipate all of the changing demands that our expanding operations will impose on our receiving and distribution system, and events that we may not fully control, such as disruptions in operations due to fire or other catastrophic events, labor disagreements or shipping problems (whether in our own or in our third party vendors’ or carriers’ businesses), may result in delays in the delivery of merchandise to our stores or to our wholesale customers or e-commerce/retail customers. In addition, to the extent we need to add capacity to distribution centers by either leasing or building new distribution centers or adding capacity at existing centers or make changes in our distribution processes to improve efficiency and maximize capacity, such changes may result in significant capital expenditures as well as unanticipated delays or interruptions in distribution.

We also depend upon third parties for shipment of a significant amount of merchandise. Interruptions in the services provided by third parties may occasionally result from damage or destruction to our distribution centers, weather-related events, natural disasters, pandemics (including COVID-19), trade policy changes or restrictions, tariffs or import-related taxes, third-party labor disruptions, shipping capacity constraints, third-party contract disputes, military conflicts, acts of terrorism, or other factors beyond our control. An interruption in service by third parties for any reason could cause temporary disruptions in our business, a loss of sales and profits, and other material adverse effects.

We operate in a competitive industry, and our failure to compete effectively could cause us to lose market share, revenues and growth prospects.

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

Our retail stores compete with a variety of smaller and larger retailers including, but not limited to, independent party goods retailers, mass merchants, e-commerce merchandisers, craft stores, grocery retailers, and dollar stores. There are no significant economic barriers for others to enter our retail sector. Internet-based retailers may have a significant collective online presence and may be able to offer similar products to those that we sell, which may result in increased price competition, and consumers may respond more positively to a competitor’s internet-based shopping experience compared to our e-commerce experience. We may not be able to continue to compete successfully against existing or future competitors in the retail space or do so without substantial capital expenditures. Expansion into markets served by our competitors and entry of new competitors or expansion of existing competitors into our markets could materially adversely affect our business, results of operations, cash flows and financial performance. We believe remaining competitive in the areas of quality, price, breadth of selection, customer service and convenience is critical to our success. Competing effectively may require us to reduce our prices or increase our costs, which could lower our margins and adversely affect our revenues and growth prospects. For more information about the competition in our industry, see Part I, Item 1, “Business - Competition” in this Annual Report on Form 10-K.

If we are unable to effectively manage our e-commerce business and digital marketing efforts, our reputation and operating results may be harmed.

Our e-commerce channel has been critical to our growth, particularly during the COVID-19 pandemic. The success of our e-commerce business depends, in part, on third parties and factors over which we have limited control. There are certain critical risks and uncertainties associated with our e-commerce and mobile websites and digital marketing efforts, including: changes in required technology interfaces; website downtime and other technical failures, internet connectivity issues, costs and technical issues as we upgrade our website software, computer viruses, vendor reliability, changes in applicable federal and state regulations, including the California Consumer Privacy Act ("CCPA") and other state privacy laws, related compliance costs, and security breaches. We must keep up to date with competitive technology trends and opportunities that are emerging throughout the retail environment, including the use of new or improved technology, evolving creative user interfaces, and other e-commerce marketing trends as the proliferation of mobile usage. While we have operational safeguards in place and endeavor to predict and invest in technology that is most relevant and beneficial to our company, our initiatives may not prove to be successful, may increase our costs, or may not succeed in driving sales or attracting customers. Our failure to successfully respond to these risks and uncertainties might adversely affect the sales or margin in our e-commerce business, require us to impair certain assets, and damage our reputation and brands.

Our marketing programs, e-commerce initiatives and use of consumer information are governed by an evolving set of laws and enforcement trends and unfavorable changes in those laws or trends, or our failure to comply with existing or future laws, could substantially harm our business and results of operations.

The successful operation of our online business as well as our ability to provide a positive shopping experience at our brick-and-mortar stores depend on efficient and uninterrupted operation of our order-taking and fulfillment operations as well as the success of our marketing programs. In furtherance thereof, we collect, maintain and use data provided to us through our online activities and other customer interactions in our business. Our current and future marketing programs depend on our ability to collect, maintain and use this information, and our ability to do so is subject to certain contractual restrictions in third-party contracts as well as evolving international, federal and state laws and enforcement trends. We are subject to a variety of continuously evolving and developing laws and regulations in the U.S. regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data.

Likewise, we are subject to the Payment Card Industry Data Security Standards (“PCI-DSS”) which is mandated by the card brands and administered through the Payment Card industry Security Standards Council. Failure to meet requirements and maintain compliance could result in a loss of credibility or reputation, and our inability to continue to accept credit cards as a tender type materially impacting our ability to sell our products.

Failure to comply with these standards could lead to recurring and accumulating fines and we may need to make significant investments to strengthen our PCI controls should we ever be deemed to be non-compliant.

We strive to comply with all applicable laws and other related legal obligations. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another, may conflict with other rules or may conflict with our practices. If so, we may suffer damage to our reputation and be subject to proceedings or actions against us by governmental entities or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts to defend our practices, distract our management, increase our costs of doing business and result in monetary liability, all of which could substantially harm our business and results of operations.

Unanticipated impacts to Halloween and seasonal sales for our retail business may adversely impact operating results.

Our retail business realizes a significant portion of its revenues, net income and cash flows from holiday selling seasons, in particular, Halloween, as well as, New Year's Eve, Valentine’s Day, Easter, Christmas and from major celebratory seasons, such as graduation. In anticipation of increased seasonal sales activity, we incur certain significant incremental expenses prior to and during peak selling seasons, including costs associated with hiring a substantial number of temporary employees to supplement our existing workforce. Any unanticipated decrease in demand for our products, due to COVID-19 resurgence during such periods or otherwise, could have a material adverse effect on our business and profitability. Failure to have lease suitable commercial space, on permanent or temporary bases, and adequately staff our retail stores could hurt our business, financial conditions and results of operations. For more information about how seasonality affects our results of operations, see Part I, Item 1, “Business” in this Annual Report on Form 10-K.

Our failure to appropriately respond to changing merchandise trends and consumer preferences, including regarding licensed and single-use products, could significantly harm our customer relationships and financial performance.

Our products must appeal to a broad range of consumers whose preferences are constantly changing. In addition to products we manufacture, we also sell certain licensed products, with images such as cartoon or motion picture characters, which are in great demand for short time periods, making it difficult to project our inventory needs for these products. We may not be able to obtain the licenses for certain popular characters and could lose market share to competitors who are able to obtain those licenses. Additionally, if consumers’ demand for single-use, disposable party goods were to diminish in favor of reusable products for environmental or other reasons, our sales could decline.

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

Product recalls and/or product liability claims may adversely impact our business, merchandise offerings, reputation, results of operations, cash flow and financial performance.

We may be subject to product recalls if any of the products that we manufacture or sell are believed to cause injury or illness. In addition, as a retailer of products manufactured by third parties, we may also be liable for various product liability claims for products we do not manufacture. Indemnification provisions that we may enter into are typically limited by their terms and depend on the creditworthiness of the indemnifying party and its insurer and the absence of significant defenses. We may be unable to obtain full recovery from the insurer or any indemnifying third party in respect of any claims against us in connection with products manufactured by such third party. Moreover, even if a product liability claim is unsuccessful, has no merit or is not pursued, the negative publicity surrounding assertions against the products we sell could materially and adversely affect our business, reputation and profitability. In addition, if our vendors fail to manufacture or import merchandise that adheres to our quality control standards or standards established by applicable law, our reputation and brands could be damaged, potentially leading to an increase in customer litigation against us. Furthermore, to the extent we are unable to replace any recalled products, we may have to reduce our merchandise offerings, resulting in a decrease in sales, especially if a recall occurs near or during a peak seasonal period. If our vendors are unable or unwilling to recall products failing to meet our quality standards, we may be required to recall those products at a substantial cost to us.

Our business is sensitive to consumer spending and general economic conditions, and other factors beyond our control.

In general, our retail sales, and the retail sales of our business partners to whom we sell, represent discretionary spending by our customers and our business partners’ customers. Discretionary spending is affected by many factors, such as general business conditions, interest rates, availability of consumer credit, unemployment levels, taxation, public health crises, including the occurrence of a contagious disease or illness, such as the flu or COVID-19, and consumer confidence in future economic conditions. Our customers’ purchases and our business partners’ customers’ purchases of discretionary items, including our products, often decline during periods when disposable income is lower or during periods of actual or perceived unfavorable economic conditions or because of geopolitical events or widespread health emergencies. In such events, our revenues and profitability are at risk for decline. In addition, economic downturns may make it difficult for us to accurately forecast future demand trends, which could cause us to purchase excess inventories, resulting in increases in our inventory carrying cost, or insufficient inventories, resulting in our inability to satisfy our customer demand and potential loss of market share.

Moreover, our business is susceptible to extreme weather conditions like hurricanes, flooding, wildfires, or significant snow events, and customer demand, consumer traffic, and shopping habits may become negatively impacted for periods extending beyond the individualized weather event itself. The occurrence of one or more natural disasters, or other disruptive geo-political events, could also result in increases in fuel (or other energy) prices or a fuel shortage, the temporary or permanent closure of one or more of manufacturing or distribution centers, the temporary lack of an adequate work force in a market, the temporary or long-term disruption in the supply of products from some local and overseas vendors, the temporary disruption in the transport of goods from overseas or delays in the delivery of goods to our distribution centers or stores or to third parties who purchase from us. In addition, broader term changes in climate could cause significant changes in weather patterns where we do business and an increase in the frequency and severity of such extreme weather conditions. Public expectations for reductions in greenhouse gas emissions could result in increased energy, transportation and raw material costs, and may require us to make additional investments in facilities and equipment. As a result, the effects of climate change could have a long-term adverse impact on our business and results of operations.

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

Risks Related to Our Supply Chain and Third Parties

Our business is dependent on maintaining an appropriate source of raw materials and disruption to the transportation system or increases in the costs of raw materials or transportation may negatively affect our operating results.

The costs of our key raw materials (by way of example, paper or petroleum-based resin) fluctuate. In general, we absorb movements in raw material costs that we consider temporary or insignificant. However, costs that we determine to not be temporary or insignificant may require that we increase prices to customers in an attempt to offset such cost increases. A significant increase in the price of raw materials that we cannot pass on to customers could have a material adverse effect on our results of operations and financial performance.

Moreover, because we rely heavily on our own manufacturing operations and those of our vendors, disruptions at manufacturing facilities in the United States or abroad, for any reason, including regulatory requirements, unstable labor relations, public health crises, including the occurrence of a contagious disease or illness, such as the flu or COVID-19, the loss of certifications, power interruptions, fires, hurricanes, war or other forces of nature, could disrupt our supply of products, adversely affecting our business, results of operations, cash flows and financial performance.

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

Further, we rely on our vendors’ representations of product quality, safety and compliance with applicable laws and standards. If our vendors violate our agreements, applicable laws or regulations, or implement practices regarded as unethical, unsafe, or hazardous to the environment, it could damage our reputation and negatively affect our operating results. Further, concerns regarding the safety and quality of products provided by our vendors could cause our customers to avoid purchasing those products from us, or avoid purchasing products from us altogether, even if the basis for the concern is outside our control. As such, any issue, or perceived issue, regarding the quality and safety of any items we sell, regardless of the cause, could adversely affect our brand, reputation, operations and financial results.

We also are unable to predict whether any of the countries in which our vendors’ products are currently manufactured or may be manufactured in the future will be subject to new, different, or additional trade restrictions imposed by the U.S. or foreign governments or the likelihood, type or effect of any such restrictions. Any event causing a disruption or delay of imports from vendors with international manufacturing operations, including the imposition of additional import restrictions, restrictions on the transfer of funds or increased tariffs or quotas, could increase the cost or reduce the supply of merchandise available to our customers and materially adversely affect our financial performance as well as our reputation and brand. Furthermore, some or all of our vendors’ foreign operations may be adversely affected by political and financial instability, resulting in the disruption of trade from exporting countries, restrictions on the transfer of funds or other trade disruptions.

In addition, our business with foreign vendors, particularly with respect to our international sites, may be affected by changes in the value of the U.S. dollar relative to other foreign currencies. For example, any movement by any other foreign currency against the U.S. dollar may result in higher costs to us for those goods. Declines in foreign currencies and currency exchange rates might negatively affect the profitability and business prospects of one or more of our foreign vendors. This, in turn, might cause such foreign vendors to demand higher prices for merchandise in their effort to offset any lost profits associated with any currency devaluation, delay merchandise shipments, or discontinue selling to us altogether, any of which could ultimately reduce our sales or increase our costs.

We source certain products in several foreign countries, including contracting with manufacturers and suppliers located outside of the United States. The labor, manufacturing safety and other practices followed by the manufacturers of these products may differ from those generally accepted in the United States as well as those with which we are required to comply under many of our image or character licenses. Although we require each of our vendors to sign a vendor agreement that requires adherence to accepted labor practices and compliance with labor, manufacturing safety and other laws and we test merchandise for product safety standards, we do not supervise, or control our vendors or the manufacturers that produce the merchandise we sell to our customers.

Moreover, we operate in a highly regulated environment in the U.S. and elsewhere. U.S. federal, state, and local governmental entities, and foreign governments regulate many aspects of our business, including products and the importation and exportation of thereof, and these laws and regulations can change frequently. The steps we take to comply with these laws and policies or regulations do not ensure that we will comply in the future.

We depend on foreign vendors for timely and effective sourcing of our merchandise, and we may not be able to acquire products in sufficient quantities and at acceptable prices to meet our needs, which would impact our operations and financial results.

Our performance depends, in part, on our ability to purchase our merchandise in sufficient quantities at competitive prices. We purchase our merchandise from numerous foreign and domestic manufacturers and importers. We generally have no contractual assurances of continued supply, pricing or access to new products, and any vendor could change the terms upon which it sells to us, discontinue selling to us, or go out of business at any time. We may not be able to acquire desired merchandise in sufficient quantities on terms acceptable to us.

Any inability to acquire suitable merchandise on acceptable terms or the loss of one or more of our foreign vendors or third-party agents could have a negative effect on our business and operating results because we would be missing products that we felt were important to our assortment, unless and until alternative supply arrangements are secured. We may not be able to develop relationships with new vendors or third-party agents, and products from alternative sources, if any, may be of a lesser quality and/or more expensive than those we currently purchase.

In addition, we are subject to certain risks that could limit our vendors’ ability to provide us with quality merchandise on a timely basis and at prices that are commercially acceptable, including risks related to the availability of raw materials, labor disputes, work disruptions or stoppages, union organizing activities, vendor financial liquidity, inclement weather, natural disasters, public health issues, general economic and political conditions and regulations to address climate change.

Information Security Risks

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

We have become increasingly centralized and dependent upon automated information technology processes. In addition, a portion of our business operations is conducted over the internet. We could experience operational problems with our information systems and e-commerce platforms because of system failures, viruses, computer hackers or other causes. Any material disruption or slowdown of our systems could cause information, including data related to customer orders, to be lost or delayed, which could—especially if the disruption or slowdown occurred during a peak sales season—result in delays in the delivery of merchandise to our stores and customers or lost sales, which could reduce demand for our merchandise and cause our sales to decline.

In addition, in the ordinary course of our business, we collect and store certain personal information from individuals, such as our customers and vendors, and our employees, and we process customer payment card and check information, including via our e-commerce platforms. Computer hackers may attempt to penetrate our computer system, payment card terminals or other payment systems and, if successful, misappropriate personal information, payment card or check information or confidential Company business information. In particular, the techniques used by criminals to obtain unauthorized access to sensitive data change frequently and often are not recognized until launched against a target; accordingly, we may be unable to anticipate these techniques or implement adequate preventative measures. Any person who circumvents our security measures could destroy or steal valuable information or disrupt our operations. In addition, an employee, contractor or other third party with whom we do business may attempt to circumvent our security measures to obtain such information and may purposefully or inadvertently cause a breach involving such information. Any failure to maintain the security of our customers’ confidential information, or data belonging to us or our vendors, could put us at a competitive disadvantage, result in deterioration in our customers’ confidence in us, subject us to potential litigation and liability, and fines and penalties, resulting in a possible material adverse impact on our business, results of operations, cash flows and financial performance. While we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses and would not remedy damage to our reputation. There can be no assurance that we will not suffer a criminal attack in the future, that unauthorized parties will not gain access to personal information, or that any such incident will be discovered in a timely manner.

ESG Risks

Our aspirations, goals and disclosures related to ESG matters, to the extent undertaken, will expose us to numerous risks, including risks to our reputation and stock price.

In response to evolving consumer and investor sentiment around ESG, we may establish goals which address ESG matters, and establish new and more robust disclosures associated therewith. In furtherance of such goals, we may determine that material investments in machinery or technology are necessary. We may update the mix of products which we offer to sell to consumers, or we may make commitments to waste reductions which increase costs until efficiencies can be realized. Such goals may not be received positively by consumers and our ability to achieve any goal or objective, including with respect to environmental and diversity initiatives, is subject to numerous risks, many of which are outside of our control. We may not be able to achieve our ESG goals within the timelines we establish for those goals or at all.

Failure to implement ESG practices successfully, achieve our related goals, or to focus on goals that are not perceived to be valuable to consumers, regulators, or investors, could damage our reputation, causing our investors or consumers to lose confidence in us and our brands, and negatively impact our operations. We could also incur additional significant costs and require additional resources to implement ESG practices in furtherance of our ESG goals and to report regarding any progress made by the Company with respect to such ESG goals related to environmental matters.

Talent acquisition and retention could involve increases to labor costs and if we are unable to attract and retain the talent required for our business, which depend in part on factors outside of our control, our operating results could suffer.

As our business expands, we believe that our future success will depend greatly on our continued ability to attract, motivate and retain qualified personnel who are able to successfully meet the needs of our business. Although we generally have been able to meet our staffing requirements in the past, our ability to meet our labor needs while controlling costs is subject to external factors, such as unemployment levels, labor market conditions, minimum wage legislation and changing demographics. Recently, various legislative movements have sought to increase the federal minimum wage in the United States, as well as the minimum wage in several individual states.

As federal or state minimum wage rates increase, or as labor market conditions require, we may need to increase the wage rates of our minimum wage employee and our other hourly employees. Our inability to meet our staffing requirements in the future at costs that are favorable to us, or at all, could impair our ability to increase revenue, and our customers could experience lower levels of customer service. In addition, if we fail to comply with applicable laws and regulations, including wage and hour laws, we could be subject to legal risk, including government enforcement action and class action civil litigation, which could adversely affect our results of operations.

In addition to minimum wage increases, other changes to employment and healthcare laws may increase our operating expenses. These increased costs could have a material adverse effect on our business, results of operations and financial and competitive position.

Our future performance may depend on our ability to attract, retain and motivate qualified employees, including store personnel and field management. If we are unable to do so, our ability to meet our operating goals may be compromised. If we are for any reason unable to maintain appropriate controls on store operations due to turnover or other reasons, our sales and operating margins may be adversely affected. There can be no assurance that we will be able to attract and retain the personnel we need in the future

Risks Related to Our Intellectual Property

Our intellectual property rights may be inadequate to protect our business.

We hold a variety of United States trademarks, service marks, patents, copyrights, and registrations and applications therefor, as well as several foreign counterparts thereto and/or independent foreign intellectual property asset registrations. In some cases, we rely solely on unregistered common law trademark rights and unregistered copyrights under applicable United States law to distinguish and/or protect our products, services and branding from the products, services and branding of our competitors. If our intellectual property rights are successfully challenged, we could be forced to re-brand, re-design or discontinue the sale of certain of our products or services, which could result in loss of brand recognition and/or sales and could require us to devote resources to advertising and marketing new branding or re-designing our products. Further, we cannot assure you that competitors will not infringe our intellectual property rights, or that we will have adequate resources to enforce these rights. We also permit our franchisees to use several of our trademarks and service marks, including Party City and Halloween City. Our failure to properly control our franchisees’ use of such trademarks could adversely affect our ability to enforce them against third parties. A loss of any of our material intellectual property rights could have a material adverse effect on our business, financial condition, and results of operations.

We license from many third parties and do not own the intellectual property rights necessary to sell all products capturing many popular images, such as cartoon or motion picture characters. While none of these licenses is individually material to our aggregate business, a large portion of our business depends on the continued ability to license the intellectual property rights to these images in the aggregate and on the marketplace demand for these licensed properties, which could in turn lead to a decrease in licensed costume sales.

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

Risks Related to Our Indebtedness

Our substantial indebtedness and lease obligations could adversely affect our financial flexibility and our competitive position and we may not be able to generate or distribute sufficient cash to service all our indebtedness.

Our subsidiaries own substantially all our assets and conduct substantially all our operations. Accordingly, repayment of our indebtedness will be dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. As of December 31, 2021, we had $84,181 loans and notes payable, $1,373 current long-term obligations and $1,351,189 long-term obligations outstanding, respectively. Refer to Part II, Item 8, “Financial Statements and Supplementary Data – Note 11, Loans and Notes Payable and Note 12, Long-Term Obligations in this Annual Report on Form 10-K.

We have a substantial level of indebtedness (through our subsidiaries), and such level of debt may adversely impact our operations, financial results and increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. For example, it could:

•
Make it more difficult for us to satisfy our obligations with respect to our indebtedness which could result in an event of default under the agreements governing such other indebtedness;
•
Require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing funds available for working capital, capital expenditures, acquisitions, selling and marketing efforts, product development and other purposes;
•
Increase our vulnerability to adverse economic and industry conditions and limit our flexibility in planning for, or reacting to, changes in our business;
•
Expose us to the risk of increasing rates as certain of our borrowings, including under the ABL Facility and Senior Secured First Lien Floating Rate Notes due 2025, are at variable interest rates;
•
Restrict us from making strategic acquisitions or cause us to make non-strategic divestitures; and limit our ability to borrow additional funds, or to dispose of assets to raise funds, if needed, for working capital, capital expenditures, acquisitions, product development and other corporate purposes.

Moreover, our ability to make scheduled payments on or to refinance such obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The credit facilities and the indentures governing the senior notes restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or obtain the proceeds that we could realize from them and the proceeds may not be adequate to meet any debt service obligations then due.

Further, as discussed in detail in Note 11 – Loans and Notes Payable of Part II, Item 8, “Financial Statements and Supplementary Data, our unrestricted subsidiaries under the Senior Secured First Lien Notes, the ABL Facility credit agreement and the indenture governing the Senior Secured First Lien Floating Rate Notes are not subject to the covenants under such agreements and do not guarantee or pledge assets to secure the same and the creditors of Anagram Holdings and Anagram International (together, the “Anagram Issuers”) and their subsidiaries will generally be entitled to payment of their claims from the assets of the Anagram Issuers and their subsidiaries before those assets would be available for distribution to us.

We and/or any of these subsidiaries could become insolvent or be restricted from making dividends in the future due to compliance with these restrictions from our debt or otherwise, and therefore we be unable to service our indebtedness.

The occurrence of any one of these events could have a material and adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our obligations under our indebtedness.

We may require additional capital to fund our business, which may not be available to us on satisfactory terms or at all.

We currently rely on cash generated by operations and borrowings available under our credit facilities to meet our working capital needs. However, if we are unable to generate sufficient cash from operations or if borrowings available under the credit facilities are insufficient, we may be required to adopt one or more alternatives to raise cash, such as incurring additional indebtedness, selling our assets, seeking to raise additional equity capital or restructuring, which alternatives may not be available to us on satisfactory terms or at all. Any of the foregoing could have a material adverse effect on our business.

Significant interest rate changes could affect our profitability and financial performance.

Our earnings are affected by changes in interest rates because of our variable rate indebtedness under the Senior Secured First Lien Notes and the ABL Facility. The interest rate swap agreements that we use to manage the risk associated with fluctuations in interest rates (if any) may not be able to fully eliminate our exposure to these changes.

Risks Related to Our Common Stock

Our stock price has been volatile over the past several years and could decline in the future, resulting in losses for investors.

Regular fluctuations in our operating results, changes in investor or analyst perception of our business risks and conditions of our business, our ability to meet or exceed earnings estimates, general market volatility, or the occurrence of any one or more of the events highlighted in these risk factors may impact the price of our common stock. A significant drop in the price of our stock would expose the company to the risk of securities class action lawsuits, which could result in substantial costs and divert management’s attention and resources, adversely affecting our business.

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

The existence of the foregoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock and could also deter potential acquirers of our company, thereby reducing the likelihood that you could receive a premium for your common stock in the acquisition.

General Risk Factors

Changes in laws, policies, or regulations related to taxes could adversely affect our business, financial condition, and results of operations.

Laws and regulations associated with taxation requirements, including changes in applicable income tax rates, new tax laws, and revised tax law interpretations, may go through changes which are detrimental to our business, financial condition, or results of operations. In light of recent and potential future changes to the corporate income tax rate and corporate taxation more generally, we continually examine the long-term impact of tax changes at the federal and state levels to our business and results of operations. See Note 12 -- Long-Term Obligations and Note 17 – Income Taxes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information.

We are also subject to regular reviews, examinations, and audits by the Internal Revenue Service and other taxing authorities with respect to our taxes. There are uncertainties and ambiguities in the application of U.S. tax laws and it is possible that the IRS could issue subsequent guidance or take positions on audit that differ from our interpretations and assumptions. There can be no assurance that payment of such additional amounts upon final adjudication of any disputes will not have a material impact on our results of operations and financial position.

We may face risks associated with litigation and claims.

From time to time, we may become involved in other legal proceedings relating to the conduct of our business, including but not limited to, employee-related and consumer matters. Additionally, as a retailer and manufacturer of decorated party goods, we have been and may continue to be subject to product liability claims if the use of our products, whether manufactured by us or third party manufacturers, is alleged to have resulted in injury or if our products include inadequate instructions or warnings. Such matters can be time-consuming, divert management’s attention and resources and cause us to incur significant expenses. Due to the uncertainties of litigation, we can give no assurance that we will prevail on all claims made against us in the lawsuits that we currently face or that additional claims will not be made against us in the future. Furthermore, because litigation is inherently uncertain, the results of any current or future litigation, individually or in the aggregate, will not have a material adverse effect on our business, results of operations or financial condition.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We maintain the following significant locations. The Rockaway, New Jersey and Naperville, Illinois locations relate to our retail segment. The remaining locations are associated with our wholesale segment.

Location	Principal Activity
Elmsford, New York	Executive and other corporate offices, showrooms, design and art production for party products
Rockaway, New Jersey	Retail corporate offices
Dallas, Texas	Manufacture/personalization of cups and napkins
East Providence, Rhode Island	Manufacture and distribution of plastic plates, cups and bowls
Eden Prairie, Minnesota	Manufacture of metallic balloons and accessories
Louisville, Kentucky	Manufacture and distribution of paper plates
Monterrey, Mexico	Manufacture and distribution of party products ( Stickers, gift wrap, bags and invites)
Newburgh, New York	Manufacture of paper napkins and cups
Tijuana, Mexico	Manufacture and distribution of plates and other party products
Chester, New York	Distribution of party products
Edina, Minnesota	Distribution of metallic balloons and accessories
Naperville, Illinois	Distribution of party goods for e-commerce sales

As of December 31, 2021, Company-owned and franchised permanent stores for our retail operations were located in the following states and Puerto Rico:

State	Company- owned	Franchise	Chain- wide
Alabama	9	—	9
Alaska	1	—	1
Arizona	14	—	14
Arkansas	—	3	3
California	88	17	105
Colorado	13	—	13
Connecticut	12	—	12
Delaware	2	—	2
Florida	64	8	72
Georgia	29	1	30
Iowa	7	—	7
Illinois	42	—	42
Indiana	20	—	20
Kansas	6	—	6
Kentucky	8	—	8
Louisiana	11	—	11
Massachusetts	21	—	21
Maryland	21	1	22
Maine	2	—	2
Michigan	26	—	26
Minnesota	12	—	12
Missouri	17	1	18
Mississippi	1	2	3
Montana	—	1	1
North Carolina	21	—	21
North Dakota	4	—	4
Nebraska	3	—	3
New Hampshire	4	—	4
New Jersey	27	1	28
New Mexico	3	—	3
Nevada	6	—	6
New York	49	11	60
Ohio	25	—	25
Oklahoma	11	—	11
Oregon	2	1	3
Pennsylvania	27	1	28
Rhode Island	2	—	2
South Carolina	9	1	10
Tennessee	14	2	16
Texas	74	13	87
Virginia	20	2	22
Vermont	1	—	1
Washington	16	1	17
Wisconsin	11	—	11
West Virginia	4	—	4
Total	759	67	826

Additionally, at December 31, 2021, there were five franchise stores in Mexico.

In 2021, we operated 90 temporary stores in the U.S., principally under the Halloween City banner. We operate such stores under short-term leases with terms of approximately four to six months.

We lease the property for all of our company-operated stores, which generally range in size from 10,000 square feet to 15,000 square feet. We do not believe that any individual store property is material to our financial condition or results of operations. Of the leases for the company-owned stores at December 31, 2021, 27 expire in

2022, 108 expire in 2023, 104 expire in 2024, 114 expire in 2025, 88 expire in 2026 and the balance expire in 2027 or thereafter. We have options to extend many of these leases for a minimum of five years.

Item 3. Legal Proceedings

From time to time, we are subject to various legal proceedings and claims that arise in the ordinary course of our business activities. The Company does not believe that any pending proceedings of which it is aware will result, individually or in the aggregate, in a material adverse effect upon its financial condition or future results of operations and no material legal proceedings were terminated, settled or otherwise resolved during the fourth quarter of the fiscal year ended December 31, 2021.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NYSE under the symbol “PRTY”.

As of the close of business on February 17, 2022, there were 110 holders of record of our common stock, which does not reflect those shares held beneficially or those shares held in “street” name. Accordingly, the number of beneficial owners of our common stock exceeds this number.

Dividend Policy

Most of the Company’s indebtedness contains restrictions on the Company’s activities, including paying dividends on its capital stock and restricting dividends or other payments to the Company. See Note 12, Long-Term Obligations, of Part II, Item 8, “Financial Statements and Supplementary Data,” in this Annual Report on Form 10-K for further discussion. We do not expect to pay cash dividends on our common stock in the foreseeable future. The Company currently intends to retain all of its future earnings, if any, to finance operations, development and growth of its business and repay indebtedness. Any future determination relating to our dividend policy will be made at the discretion of the Company’s board of directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions, future prospects, contractual restrictions and covenants and other factors that the board of directors may deem relevant.

Stock Performance Graph

The stock performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing by us under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate the graph by reference in such filing.

The line graph below compares the cumulative total stockholder return on the Company’s common stock with the S&P 500 Index and the Dow Jones U.S. Specialty Retailers Index for the period from the completion of our initial public offering on April 16, 2015 through December 31, 2021. The graph assumes an investment of $100 made at the closing of trading on April 16, 2015 in (i) the Company’s common stock, (ii) the stocks comprising the S&P 500 Index and (iii) the stocks comprising the Dow Jones U.S. Specialty Retailers Index. All values assume reinvestment of the full amount of all dividends, if any, into additional shares of the same class of equity securities at the frequency with which dividends were paid on such securities during the applicable time period. The stock price performance included in the line graph below is not necessarily indicative of future stock price performance. The stock performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing by us under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate the graph by reference in such filing.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Our Company

We are the leading party goods company by revenue in North America and, we believe, the largest vertically integrated supplier of decorated party goods globally by revenue. With hundreds of retail stores filled with thousands of products across the United States, we make it easy for our customers to find the perfect party supplies, balloons and costumes for their celebration. Our retail operations include approximately 830 specialty retail party supply stores, which includes franchise stores throughout North America operating under the names Party City and Halloween City, and e-commerce websites, which offer rapid, contactless, and same day shipping options (including in store and at curb side), principally through the domain name PartyCity.com.

In addition to our retail operations, we are also one of the largest global designers, manufacturers and distributors of decorated consumer party products, with items found in retail outlets worldwide, including independent party supply stores, mass merchants, grocery retailers, e-commerce merchandisers and dollar stores.

Segments

Our retail segment generates revenue primarily through the sale of our party supplies, which are sold under the Amscan and Anagram brand names and Costumes USA brand names through Party City, Halloween City and PartyCity.com. During 2021, 81.1% of the product that was sold by our retail segment was supplied by our wholesale segment and 26.7% of the product that was sold by our retail segment was self-manufactured.

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

COVID-19 Update. Our retail and wholesale business is centered around social gatherings to celebrate everyday and seasonal events. Larger gatherings generally result in greater breadth of product purchases and increased average order value in basket. COVID-19 and the evolving measures taken to respond continue to impact the global economy and consumer spending and disrupt global supply chains in various industries. The economy has experienced variability due to geography, climate, local and state variant transmission levels, vaccination adoption and regulatory restrictions. This in turn changes consumer behavior and our results. For example, our wholesale business in Canada was significantly affected in 2021 due to extended government-mandated lockdowns, where a significant third-party customer base is located. In spite of these challenges, consumers found different ways to celebrate, and we evolved our offering and go-to-market approach to meet our customers' needs, enabling them to celebrate life's important milestone in a safe manner. Improving customer engagement across our marketing messages, our product and merchandising approach, as well as digital experiences with our brand became critical to driving greater relevancy.

Entering 2021, our focus on our core North American party platform resulted in our strategic goal of operating a more effective and customer-led vertical model. This included ongoing improvements to our integrated supply chain, expanded capacity in some of our manufacturing plants and driving new efficiencies in transportation, distribution, and inventory levels. Our logistics team has taken prudent action to ensure the highest possible in-stock rates in a challenging supply chain environment. We applied mitigation activities to address in-stock product availability and delivery and incurred additional transportation and distribution costs in order to ensure we could generally satisfy customer demand. The unique supply chain challenges have resulted in limited benefits from existing contract protections, and therefore we believe all retailers continue to be impacted by these increased costs. We continue to evaluate multiple sources of supply for products in the highest demand, particularly as we focus on quality and innovation within the supply chain, and we have begun to adjust our order timeline throughout the supply chain and continue to find transportation alternatives to mitigate what we expect will be continuing volatility. We also continue to increase capacity in our U.S. manufacturing plants, including Anagram.

We have been able to maintain a reasonable level of staffing in our operations, despite challenges presented by COVID-19 and overall labor shortages in our markets. However, we have been adversely impacted by additional wage pressure in 2021, in addition to continuing impact of state law minimum wage legislation in recent years.

Overall, our pricing power in both the retail and wholesale markets has allowed us to meaningfully mitigate rising costs with appropriate price adjustments, which partially offset the forgoing cost headwinds. We have data at both the category and SKU level that allows us to make strategic pricing decisions that optimize profit and minimize impact to the consumer and our customers. As the category-defining brand, we have the pricing power to effectively mitigate the impact of rising input costs.

2021 Overview. 2021 was an important year of transformation as we advanced the fundamental building blocks of our strategy across product innovation, in-store experience, being celebration occasion obsessed and focusing on our North American vertical model. Despite the continued challenging and volatile economic backdrop, the business performed well as the consumer returned to social gatherings, celebrations and parties, while we continued to implement significant operational and capital structure improvements. We delivered a another strong year of financial and operational results with total sales up 7.7% year over year.

Throughout the year, we continued to remodel or open NXTGEN stores and enhanced the in-store experience for our customers with an increased focus on product quality and innovation. With our transformation initiatives increasing brand relevancy with our consumers, same-store sales growth led to gross margin improvement. We also finalized the sale of our international wholesale operations providing us opportunity to increase our focus on our North American vertical model. Lastly, we strengthened our financial position and liquidity by refinancing our term loan at the beginning of the year.

How We Assess the Performance of Our Company

In assessing the performance of our company, we consider a variety of performance and financial measures for our two reportable segments, Retail and Wholesale. These key measures include revenues and gross profit and comparable retail same-store sales. We also review other metrics such as adjusted net income (loss), adjusted net income (loss) per common share – diluted, and adjusted EBITDA.

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

For most of our wholesale sales, control transfers upon the shipment of the product as: 1) legal title transfers on such date and 2) we have a present right to payment at such time. Wholesale sales returns are not significant as we generally only accept the return of goods that were shipped to the customer in error or that were damaged when received by the customer. Additionally, due to our extensive history operating as a leading party goods wholesaler, we have sufficient history with which to estimate future sales returns.

Comparable Retail Same-Store Sales. Same-store sales exclude the net sales of a store for any period if the store was not open during the same period of the prior year. Acquired stores are excluded from same-store sales until they are converted to the Party City format and included in our sales for the comparable period of the prior year. Comparable sales are calculated based upon stores that were open at least thirteen full months as of the end of the applicable reporting period and do not exclude stores closed due to state regulations regarding COVID-19. When a store is reconfigured or relocated within the same general territory, the store continues to be treated as the same store. If, during the period presented, a store was closed, sales from that store up to and including the closing day are included as same-store sales as long as the store was open during the same period of the prior year. Same-store sales for the Party City brand include North American retail e-commerce sales.

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

Intercompany sales and cost of sales from our wholesale segment to our retail segment are eliminated in our consolidated financial statements.

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

Adjusted Net Income (Loss). Adjusted net income (loss) represents our net income (loss), adjusted for, among other items, intangible asset amortization, non-cash purchase accounting adjustments, amortization of deferred financing costs and original issue discounts, refinancing charges, equity-based compensation and impairment charges. We present adjusted net income because we believe it assists investors in comparing our performance across reporting periods on a consistent basis by eliminating the impact of items that we do not believe are indicative of our core operating performance.

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

The Company presents the measures of adjusted EBITDA, adjusted net income (loss) and adjusted net income (loss) per common share - Diluted as supplemental non-GAAP measures of its operating performance. You are encouraged to evaluate these adjustments and the reasons the Company considers them appropriate for supplemental analysis. In evaluating the measures, you should be aware that in the future the Company may incur expenses that are the same as, or similar to, some of the adjustments in this presentation. The Company’s presentation of adjusted EBITDA, adjusted net income and adjusted net income per common share—diluted should not be construed as an inference that the Company’s future results will be unaffected by unusual or non-recurring items. The Company presents the measures because the Company believes they assist investors in comparing the Company’s performance across reporting periods on a consistent basis by eliminating items that the Company does not believe are indicative of its core operating performance. The Company also believes that adjusted net income and adjusted net income per common share—diluted are helpful benchmarks to evaluate its operating performance. Adjusted EBITDA, adjusted net income, and adjusted net income per common share—diluted have limitations as analytical tools. Because of these limitations, adjusted EBITDA, adjusted net income, and adjusted net income per common share—diluted should not be considered in isolation or as substitutes for performance measures calculated in accordance with GAAP. The Company compensates for these limitations by relying primarily on its GAAP results and using the metrics only on a supplemental basis and reconciliations from GAAP to non-GAAP measures are provided. Some of the limitations of non-GAAP measures are:

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

Results of Operations

The following tables set forth selected historical consolidated financial data for the periods and as of the dates indicated below. The tables include our operating results and operating results as a percentage of total revenues for the years ended December 31, 2021 and 2020.

For a detailed discussion of our consolidated results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” under “Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2020.

	Fiscal Year Ended December 31,
	2021		2020
	(Dollars in thousands, except per share data)
Net sales	$2,171,060	100.0%	$1,850,690	100.0%
Cost of sales	1,403,004	64.6	1,369,935	74.0
Gross profit	768,056	35.4	480,755	26.0
Wholesale selling expenses	30,762	1.4	50,121	2.7
Retail operating expenses	432,531	19.9	387,398	20.9
General and administrative expenses	186,698	8.6	225,322	12.2
Art and development costs	21,174	1.0	17,638	1.0
Store impairment and restructuring charges	—	-	22,449	1.2
Loss on disposal of assets in international operations	3,211	0.1	73,948	4.0
Goodwill, intangibles and long-lived assets impairment	9,048	0.4	581,380	31.4
Income (loss) from operations	84,632	3.9	(877,501)	(47.4)
Interest expense, net	87,226	4.0	77,043	4.2
Other (income) expense, net	(614)	-	3,715	0.2
Gain on debt repayment/refinancing	(1,106)	(0.1)	(273,149)	(14.8)
Loss before income taxes	(874)	-	(685,110)	(37.0)
Income tax expense (benefit)	5,708	0.3	(156,653)	(8.5)
Net loss	(6,582)	(0.3)%	(528,457)	(28.6)%
Less: Net loss attributable to noncontrolling interests	(54)	-	(219)	-
Net loss attributable to common shareholders of Party City Holdco Inc.	$(6,528)	(0.3)%	$(528,238)	(28.5)%
Net loss per share attributable to common shareholders of Party City Holdco Inc.—basic	$(0.06)		$(5.24)
Net loss per share attributable to common shareholders of Party City Holdco Inc.—diluted	$(0.06)		$(5.24)

	Fiscal Year Ended December 31,
	2021	2020
Statement of Cash Flow Data:
Net cash provided by (used in)
Operating activities	$51,935	$77,200
Investing activities	(65,395)	(54,271)
Financing activities	(89,125)	93,704
Per Share Data:
Basic	$(0.06)	$(5.24)
Diluted	$(0.06)	$(5.24)
Weighted Average
Outstanding basic	110,980,934	100,804,944
Diluted	110,980,934	100,804,944
Cash dividend per common share	—	—
Other Financial Data:
Adjusted EBITDA	$266,294	$95,534
Adjusted net income	$78,251	$(49,230)
Adjusted net income per common share—diluted	$0.68	$(0.45)
Number of company-owned Party City stores	759	746
Capital expenditures	$79,222	$51,128
Party City brand comp sales	34.2%	(16.5)%
Wholesale Share of shelf (a)	81.1%	82.1%
Balance Sheet Data (at end of period):
Cash and cash equivalents	$47,914	$119,532
Working capital	128,424	95,383
Total assets	2,711,900	2,806,455
Total debt	1,436,743	1,519,091
Redeemable common securities	—	—
Total equity	82,714	50,521
(a)
Represents the percentage of product costs included in cost of goods sold by our Party City stores and North American retail e - commerce operations which relate to products supplied by our wholesale operations.

	Fiscal Year Ended December 31,
	2021		2020
Net loss	$(6,582)		$(528,457)
Interest expense, net	87,226		77,043
Income taxes	5,708		(156,653)
Depreciation and amortization	65,611		76,506
EBITDA	151,963		(531,561)
Store impairment and restructuring charges	—		39,323	(a)
Inventory restructuring and early lease terminations	7,157	(b)
Goodwill, intangibles, long-lived assets impairment	11,974	(c)	581,380	(c)
Other restructuring, retention and severance	2,346		12,104
Deferred rent	3,325	(d)	(3,147)	(d)
Corporate development expenses	—		7,197	(e)
Foreign currency losses (gains)	(1,090)		(1,058)
Closed store expense	4,743	(f)	3,858	(f)
Stock option expense	397	(g)	8,643	(g)
Non-employee equity based compensation	—		1,033	(h)
Restricted stock units expense—time based	2,557	(i)	2,071	(i)
Restricted stock units expense—performance based	3,773	(i)	1,460	(i)
Undistributed loss (income) in equity method investments	(220)		—
Non-recurring legal settlements/costs	—		7,843
(Gain) on debt repayment/refinancing	(1,106)	(j)	(273,149)	(j)
Loss on disposal of property, plant and equipment	2,784		—
Loss on sale of business	3,211	(k)	73,948	(k)
Inventory disposal reserve	68,707	(l)	88,358	(l)
COVID - 19	1,270	(m)	73,843	(m)
Other	4,502		3,388
Adjusted EBITDA	$266,294		$95,534

	Fiscal Year Ended December 31,
	2021		2020
Loss before income taxes	$(874)		$(685,110)
Intangible asset amortization	9,075		11,362
Amortization of deferred financing costs and original issuance discounts	4,516		4,198
Store impairment and restructuring charges	—		30,813	(a)
Goodwill and intangibles impairment	11,974	(c)	581,380	(c)
Stock option expense	397	(g)	8,643	(g)
Restricted stock units expense—performance based	3,773	(i)	1,460	(i)
Non-employee equity based compensation	—		1,033	(h)
Other restructuring charges	1,967		10,139
Non-recurring legal settlements	—		7,094
(Gain) on debt refinancing	—		(273,149)
(Gain) on sale of Canada retail assets	—		—
Loss on sale of assets	2,642
Inventory disposal reserve	69,632	(l)	88,358	(l)
Loss on sale of business	3,211	(k)	73,948	(k)
COVID - 19	1,270	(m)	73,661	(m)
Adjusted income (loss) before income taxes	107,583		(66,170)
Adjusted income tax expense (benefit)	29,332	(n)	(16,940)	(n)
Adjusted net income (loss)	$78,251		$(49,225)
Adjusted net income (loss) per common share—diluted	$0.68		$(0.49)

(a)
During the years ended December 31, 2020 and 2019, the Company performed a comprehensive review of its store locations aimed at improving the overall productivity of such locations (“store optimization program”) and, after careful consideration and evaluation of the store locations, the Company made the decision to accelerate the optimization of its store portfolio. In January 2020, 20 stores were closed. In the first quarter of 2020, 21 additional stores identified for closure and were closed in the third quarter. These closings provided the Company with capital flexibility to expand into underserved markets. In addition, the Company evaluated the recoverability of long-lived assets at the open stores and recorded an impairment charge associated with the operating lease asset and property, plant and equipment for open stores where sales were affected due to the outbreak of, and local, state and federal governmental responses to, COVID-19. Refer to Note 3 – Store Impairment and Restructuring Charges, of Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further detail.
(b)
Costs incurred for early lease terminations and a merchandise transformation project to transition and optimize stores to the reduced SKU assortment levels.
(c)
In December 2021, the Company announced the closure of a manufacturing facility in New Mexico that will cease operations in February 2022. As a result, the Company recorded charges consisting primarily of equipment and inventory impairments, severance and other costs (see Note 6, Disposition of Assets and Assets and Liabilities Held for Sale of Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further discussion). During the year ended December 31, 2020, as a result of a sustained decline in market capitalization, the Company recognized non-cash pre-tax goodwill and intangibles impairment charges. (see Note 4, Goodwill, of Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K).
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
(h)
Amounts for 2020 principally represents shares of Kazzam awarded to Ampology as compensation for Ampology’s services. See Note 25, Kazzam LLC., of Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further discussion.
(i)
Non-cash charges for restricted stock units that vest based on service conditions and performance restricted stock units that vest based on service and performance conditions.
(j)
The Company recognized net gain on debt repayment in 2021. In 2020, the Company recognized a gain on debt refinancing transactions as described in Note 12 — Long-Term Obligations of Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
(k)
The Company sold a substantial portion of its international operations. Related to the sale, the Company recorded a loss reserve in 2020 and an additional loss in 2021. (see Note 6, Disposition of Assets and Assets and Liabilities Held for Sale of Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further discussion).
(l)
As indicated in Note 7 – Inventories, Net, of Item 8, “Financial Statements and Supplementary Data,” in this Annual Report on Form 10-K, the Company continued to make progress in improving inventory levels across its stores and distribution network. Consistent with the strategy of rationalizing in-store SKU count and improving working capital velocity, the Company has updated its seasonal assortment strategy to target higher in-season sell-through of merchandise and reduce annual inventory carry-over. As a result, for inventory not required for future seasons, the Company recorded a reserve for future disposals in 2021 and disposed of and recorded a reserve for future disposals in 2020.
(m)
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

Revenues

Total revenues for 2021 were $2,171.1 million, an increase of $320.4 million, or 17.3% higher than 2020. The following table sets forth the Company’s total revenues for the years ended December 31, 2021 and 2020.

	Fiscal Year Ended December 31,
	2021		2020
	Dollars in Thousands	Percentage of Total Revenues	Dollars in Thousands	Percentage of Total Revenues
Net Sales:
Wholesale	$990,636	45.6%	$940,228	50.8%
Eliminations	(589,562)	(27.2)	(471,863)	(25.5)
Net wholesale	401,074	18.5	468,365	25.3
Retail	1,769,986	81.5	1,382,325	74.7
Total revenues	$2,171,060	100.0%	$1,850,690	100.0%

Retail

Retail net sales during 2021 were $1,770.0 million, an increase $387.7 million, or 28.0%, compared to 2020. Retail net sales at our Party City stores totaled $1,734.3 million and were $359.6 million, or 26.2%, higher than 2020. Growth in same-store sales for the Party City brand, and higher Halloween City store count and sales this year was partially offset by the divestiture of international retail operations. In addition, store sales were impacted by store openings and franchise acquisitions during the year 2021. Same-store sales for the Party City brand increased by 37.6% during 2021. Sales at our temporary Halloween stores (principally Halloween City) totaled $35.7 million and were $28.1 million higher than 2020 due to increased demand and store count.

Wholesale

Wholesale net sales during 2021 totaled $401.1 million and were $67.3 million, or 14.4%, lower than 2020. The total wholesale net sales decrease is primarily due to the divestiture of a significant portion of our international operations offset by increased sales across our wholesale customer base. Net sales to domestic party goods retailers and distributors (including our franchisee network) totaled $171.8 million and were $6.0 million, or 3.6%, higher than during 2020. Wholesale net sales excluding divested international operations were $387.0 and $308.9 in 2021 and 2020, representing a year over year sale increase of 25.3%.

Net sales of metallic balloons to domestic distributors and retailers (including our franchisee network) totaled $91.9 million during 2021 and were $18.8 million, or 25.7%, higher than during 2020 primarily due to higher post-COVID demand.

Intercompany sales to our retail affiliates totaled $589.6 million during 2021and were $117.7 million higher than during the prior year. The increase in 2021 intercompany sales principally reflects a higher store count compared to 2020 and an increase in purchases due to higher demand, partially offset by the impact of divestiture of international affiliates. The intercompany sales of our wholesale segment were eliminated against the intercompany purchases of our retail segment in the consolidated financial statements. Intercompany sales represented 59.5% of total wholesale sales during 2021, compared to 50.2% during 2020.

Gross Profit

The following table sets forth the Company’s gross profit for the years ended December 31, 2021 and December 31, 2020.

	Fiscal Year Ended December 31,
	2021		2020
	Dollars in Thousands	Percentage of Net Sales	Dollars in Thousands	Percentage of Net Sales
Retail Gross Profit	$694,557	39.2%	$406,499	29.4%
Wholesale Gross Profit	73,499	18.3	74,256	15.9
Total Gross Profit	$768,056	35.4%	$480,755	26.0%

The gross profit margin on net sales at retail during 2021 was 39.2% or 980 basis points higher than 29.1% during 2020. The increase is primarily attributable to stronger in store sales, leverage on occupancy expense and lower year over year inventory write-offs and markdowns in conjunction with the Company's 2020 store optimization program. The manufacturing share of shelf at retail (i.e., the percentage of our retail product cost of sales manufactured by our wholesale segment) increased to 26.7% during 2021 from 26.0% in 2020, driven by the increased balloon production in our wholesale business. Our wholesale share of shelf at our Party City stores and our North American retail e-commerce operations (i.e., the percentage of our retail product cost of sales supplied by our wholesale segment) was 81.1% during 2021 compared to 82.1% during 2020.

The gross profit on net sales at wholesale during 2021 and 2020 was 18.3% and 15.9%, respectively. This improvement is primarily due to the deleverage caused by the COVID-19 shutdowns in the prior period, the divestiture of lower margin international operations partially offset by a portion of the inventory disposal reserve in 2021, and higher freight, material and labor costs.

As indicated in Note 7 – Inventories, Net, of Item 8, “Financial Statements and Supplementary Data,” in this Annual Report on Form 10-K, the Company continued to make progress in improving inventory levels across its stores and distribution network. Consistent with the strategy of rationalizing in-store SKU count and improving working capital velocity, the Company has updated its seasonal assortment strategy to target higher in-season sell-through of merchandise and reduce annual inventory carry-over. As a result, for inventory not required for future seasons, the Company recorded a reserve for future disposals in 2021 and a reserve for future disposals and disposed of inventory in 2020. Such amounts are included in cost of sales.

Operating expenses

Wholesale selling expenses totaled $30.8 million during 2021 compared to $50.1 million during 2020. The decrease of $19.4 million, or 38.7%, is primarily due to the international divestiture.

Retail operating expenses during 2021 were $432.5 million and were $45.1 million, or 11.7%, higher than in 2020, primarily driven by higher payroll and bank charges related to higher sales, partially offset by the international divestiture. Retail operating expenses were 24.4% and 28.0% of net retail sales during 2021 and 2020, respectively.

General and administrative expenses during 2021 totaled $186.7 million and were $38.6 million, or 17.1%, lower than in 2020. The decrease is due to the international divestiture and lower legal and professional fees, partially offset by increased payroll costs. General and administrative expenses as a percentage of total revenues were 8.6% and 12.2% during 2021 and 2020, respectively.

Art and development costs were $21.2 million and $17.6 million during 2021 and 2020, respectively, consistent at 1.0% of total revenue. The increase in 2021 was mainly due to higher payroll costs, consulting fees and merchandise sample costs.

Interest expense, net

Interest expense, net, totaled $87.2 million during 2021, compared to $77.0 million during 2020. The increase primarily reflects higher cost debt from the refinancing in the first quarter of 2021, partially offset by lower average amounts of principal debt outstanding in 2021 versus prior year.

Other (income) expense, net

Other (income) expense, net, totaled $(0.6) million during 2021 and $3.7 million during 2020.

Loss on disposal of assets in international operations

In January 2021, the Company closed the previously disclosed sale of a substantial portion of its international operations. The announced sale had a total transaction value of approximately $50.6 million. As of December 31, 2020, the assets and liabilities of the international operations are considered held for sale. As a result, the company recorded a loss reserve of $73,948. Refer to Note 6 – Disposition of Assets and Assets and Liabilities Held for Sale of Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Gain on debt repayment/refinancing

In 2020, the Company recognized a gain of $273.1 million on debt refinancing transactions. Refer to Note 12 — Long-Term Obligations, of Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further detail.

Income tax expense

The effective income tax rate for the year ended December 31, 2021, is significantly influenced by the relative impact of permanent differences and tax accruals on the lower pretax earnings for the year. The effective income tax rate of (653.1)%, is different from the statutory rate, 21%, primarily due to state income tax and uncertain tax positions. See Note 17, Income Tax, of Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further discussion.

Impairment of goodwill and intangible assets

During the three months ended March 31, 2020, the Company identified intangible assets’ impairment indicators associated with its market capitalization and significantly reduced customer demand for its products due to COVID-19. As a result, the Company performed interim impairment tests on the goodwill at its retail and wholesale reporting units and its other indefinite lived intangible assets as of March 31, 2020. The interim impairment tests were performed using an income approach. The Company recognized non-cash pre-tax goodwill impairment charges at March 31, 2020 of $253,110 and $148,326 against the goodwill associated with its retail and wholesale reporting units, respectively. In addition, during the three months ended March 31, 2020, the Company recorded an impairment charge of $131,287 and $3,925 on its Party City and Halloween City tradenames, respectively. During the three months ended September 30, 2020 the Company has determined that the fair value of certain indefinite-lived intangible assets is lower than the related book values. Additionally, for certain long-lived assets it is more likely than not that those long-lived assets will be disposed significantly before the end of their previously estimated useful lives. As a result, impairment charges of $11,032, $2,423 and $31,277 were recorded in the third quarter on its business indefinite-lived trade name intangibles, finite-lived intangibles and tangible assets, respectively. During the twelve months ended December 31, 2021, there was no goodwill or intangibles impairment.

Liquidity and Capital Resources and Material Cash Requirements

We have proactively managed our liquidity profile throughout the fiscal year and expect to continue to do so going forward. We expect to rely on cash on hand, cash generated by operations and borrowings available under our credit agreements to meet our working capital needs and will be our principal sources of liquidity. Based on our current level of operations, we believe that these sources will be adequate to meet our liquidity needs for at least the next 12 months. We are currently not aware of any other trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way that will impact our capital needs during or beyond the next 12 months. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the Company's credit facilities and in amounts sufficient to enable us to repay our indebtedness or to fund our other liquidity needs.

Our business, results of operations, financial condition and liquidity have been and may continue to be materially and adversely affected by COVID-19. Further, the disruption to the global economy and to our business, along with the decline in our stock price, may negatively impact the carrying value of certain assets, including inventories, accounts receivable, intangibles and goodwill. Any additional impact to which COVID-19 and the measures to contain it will impact our business, operations, financial condition and liquidity will depend on future severity, duration of COVID-19 and, as applicable any continued response to the virus, all of which are uncertain in 2022. We will continue to actively monitor the impact of COVID-19.

However, if the duration of the COVID-19 pandemic continues longer than we expect or the severity worsens, we may need to access other sources of financing, including incurring additional indebtedness, selling our assets and raising additional equity capital. These alternatives may not be available to us on satisfactory terms or at all, which could have a material adverse effect on our business.

Sources of Cash

Based on our current operations and planned strategic initiatives (including new store and NXTGEN remodel growth plans and other capital expenditures), we expect to satisfy our short-term and long-term cash requirements through a combination of our existing cash and cash equivalents position, funds generated from operating activities, and the borrowing capacity available under our credit agreements. If cash generated from our operations and borrowings under our credit agreements are not sufficient or available to meet our liquidity requirements, then we will be required to obtain additional equity or debt financing in the future. There can be no assurance equity or debt financing will be available to us when we need it or, if available, the terms will be satisfactory to us and not dilutive to our then-current stockholders. Additionally, we may seek to take advantage of market opportunities to refinance our existing debt instruments with new debt instruments at interest rates, maturities and terms we deem attractive. We may also, from time to time, in our sole discretion, purchase or retire all or a portion of our existing debt instruments through privately negotiated or open market transactions.

As of December 31, 2021, we had cash and cash equivalents of $47.9 million and available borrowings of $206.9 million.

Material Cash Commitments

Debt Obligations, Finance Leases and Interest Payments. As of December 31, 2021, we had $84.1 million in loans and notes payable, $1.4 million current long-term obligations and $1,351 million in long-term obligations outstanding, respectively.

As indicated in Item 1A. Risks Related to Our Indebtedness, repayment of the Company debt is dependent on our subsidiaries ability to make cash available. for additional information regarding the company's debt. Refer to Part II, Item 8, “Financial Statements and Supplementary Data – Note 11, Loans and Notes Payable and Note 12, Long-Term Obligations in this Annual Report on Form 10-K. As noted, the Company must make payments related to interest payments, principal and fees and the facilities contain debt covenants that the must be met.

Leases. As of December 31, 2021, we had an operating lease liability of $772.3 million. We have numerous non-cancelable operating leases for retail store sites, as well as leases for offices, distribution facilities and manufacturing facilities. These leases generally contain renewal options and require us to pay real estate taxes, utilities and related insurance costs. Additionally, we had approximately $110 million of future payment obligations related to an executed lease agreement for which the related lease has not commenced as of December 31, 2021. See to Note 20 — Leases, of Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information regarding the Company's operating leases as well as maturities of lease payments.

Capital Expenditures. Cash commitments are described in the following section on Cash Flow Data.

8.75% Senior Secured Notes — Due 2026 (“8.75% Senior Notes”)

In accordance with the 8.75% Senior Notes, as disclosed in the notes previously referenced, the Company is required to provide quarterly and annual disclosure of certain financial metrics for Anagram Holdings, LLC and its subsidiary (“Anagram”). For the quarters ended December 31, 2021 and 2020, Anagram reported:

•
Revenue of $53.2 million and $50.6 million, including net sales to Party City affiliates of approximately $18.0 million and $23.6 million
•
Operating income of $8.5 million and $10.9 million
•
Adjusted EBITDA of $10.1 million and $13.0 million
•
At December 31, 2021, total assets of $201.9 million and no affiliate accounts receivable
•
At December 31, 2020, total assets of $176.2 million, including affiliate accounts receivable of $3.7 million

For the years ended December 31, 2021 and 2020, Anagram reported:

•
Revenue of $224.3 million and $157.1 million, including net sales to Party City affiliates of approximately $82.1 million and $68.5 million
•
Operating income of $46.4 million and $12.1 million
•
Adjusted EBITDA of $52.3 million and $33.1 million
•
At December 31, 2021, total assets of $201.9 million and no affiliate accounts receivable
•
At December 31, 2020, total assets of $176.2 million, including affiliate accounts receivable of $3.7 million

Cash Flow Data – Year Ended December 31, 2021, Compared to Year Ended December 31, 2020

Net cash provided by operating activities totaled $51.9 million during 2021, versus net cash provided by operating activities totaled $77.2 million during 2020. The year over year operating cash decrease was predominantly driven by a change in inventory and a repayment of lease costs deferred from 2020, partially offset by higher levels of operating income. Although the Company reduced inventory by disposal reserves taken at the end of 2021, that reduction was more than offset by higher in-transit inventory and inflationary pressure included in the inventory value. The resulting impact on accounts payable as result of higher in-transit inventory led to an increase in accounts payable.

Net cash used in investing activities totaled $65.4 million during 2021, as compared to $54.3 million used in 2020. Capital expenditures during 2021 and 2020 were $79.2 million and $51.1 million, respectively. Retail capital expenditures totaled $56.6 million during 2021 and were related to store remodeling, initiatives in technology and investments in our NXTGEN store conversions. Wholesale capital expenditures during 2021 totaled $22.6 million and primarily related to printing plates and dyes, as well as machinery and equipment at the Company’s manufacturing operations and main distribution center. The increase in capital expenditures was offset by the net proceeds from the sale of international operations.

Net cash used in financing activities was $89.1 million during 2021. Net cash provided by financing activities was $93.7 million during 2020. The variance was principally due to higher borrowings under the ABL Facility in 2020 and the impact of the debt refinancing transactions as discussed in Note 12 – Long-Term Obligations of Item 8, “Financial Statements and Supplementary Data” and Company’s “Risks Related to Our Indebtedness” in Item 1A of this Annual Report.

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

We believe our application of accounting policies, and the estimates inherently required, are reasonable. These estimates are constantly re-evaluated and adjustments are made when facts and circumstances dictate. Historically, we have found the application of accounting policies to be reasonable, and actual results generally do not differ materially from those determined using necessary estimates.

For further detail refer to Note 2 – Summary of Significant Accounting Policies of Item 8, “Financial Statements and Supplementary Data” of this Annual Report.

Revenue Recognition

Revenue Transactions – Retail

Revenue from retail store operations is recognized at the point of sale as control of the product is transferred to the customer at such time. Retail e-commerce sales are recognized when the consumer receives the product as control transfers upon delivery. The Company has history with which to estimate future retail sales returns and it uses the expected value method to estimate such activity.

The transaction price for the majority of the Company’s retail sales is based on either: the item’s stated price or the stated price adjusted for the impact of a coupon which can only be applied to such transaction. To the extent that the Company charges customers for freight costs on e-commerce sales, the Company records such amounts in revenue. The Company excludes all sales taxes and value-added taxes from revenue.

Revenue Transactions – Wholesale

For most of the Company’s wholesale sales, control transfers upon the Company’s shipment of the product. Wholesale sales returns are not significant as the Company generally only accepts the return of goods that were shipped to the customer in error or that were damaged when received by the customer. The Company has history with which to estimate future sales returns.

In most cases, the determination of the transaction price is fixed based on the contract and/or purchase order. To the extent that the Company charges customers for freight costs, the Company records such amounts in revenue. The Company excludes all sales taxes and value-added taxes from revenue. For the majority of these sales payment is due within 30 to 120 days from the transfer of control of the product and substantially all of the sales are collected within a year from such transfer.

Judgments

Although most of the Company’s revenue transactions consist of fixed transaction prices and the transfer of control at either the point of sale (for retail) or when the product is shipped (for wholesale), certain transactions involve a limited number of judgments. For transactions for which control transfers to the customer when the freight carrier delivers the product to the customer, the Company estimates the date of such receipt based on historical shipping times. Additionally, the Company utilizes historical data to estimate sales returns. Due to its extensive operating history, the Company has sufficient history with which to estimate such amounts.

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

We estimate retail inventory shrinkage for the period between physical inventory dates on a store-by-store basis. Our inventory shrinkage estimate can be affected by changes in merchandise mix and changes in actual shortage trends. The shrinkage rate from the most recent physical inventory, in combination with historical experience, is the basis for estimating shrinkage. Should the actual shrinkage vary from estimates, inventory values may be affected.

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

Goodwill is reviewed for potential impairment on an annual basis or more frequently if circumstances indicate a possible impairment. The Company performed its annual impairment test on its wholesale and retail reporting units, respectively. In the analysis performed for the wholesale reporting unit, there was approximately 25% excess fair value over carrying value. Should actual results differ from certain key assumptions used in impairment tests, including revenue and EBITDA growth, which are both impacted by economic conditions, or should other key assumptions change, including discount rates and market multiples, in subsequent periods the Company could record an impairment charge for goodwill.

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

Recently Issued Accounting Pronouncements

Refer to Note 2 – Summary of Significant Accounting Policies of Item 8, “Financial Statements and Supplementary Data” of this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As a result of our variable rate ABL Facility, First Lien Party City Notes and Term Loan Credit Agreement, our earnings are affected by changes in interest rates.

The ABL Facility provides for two pricing options for outstanding loans: (i) an ABR for any day, a rate per annum equal to the greater of (a) the prime rate in effect on such day, (b) the federal funds effective rate in effect on such day plus 0.5%, (c) the adjusted LIBOR rate plus 1% and (d) 1.75% or (ii) the LIBOR rate, with a LIBOR floor of 0.75%, in each case plus an applicable margin.

If market interest rates for our variable rate indebtedness had averaged 2% more than the actual market interest rates during the year ended December 31, 2021, our interest expense for the year would have increased by $8.1 million.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Party City Holdco Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Party City Holdco Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedules listed in the index at item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2022 expressed an unqualified opinion thereon.

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

At December 31, 2021, the Company’s goodwill and trade names were $664 million and $384 million, respectively. As discussed in Note 2 to the consolidated financial statements, goodwill and trade names are tested for impairment annually or more frequently if certain indicators arise. For purposes of testing goodwill for impairment, the Company identified two reporting units which are the wholesale and the retail reporting units. As of December 31, 2021, the Company has not recorded any impairment charges to goodwill or tradenames. Auditing management’s impairment tests associated with its goodwill and trade names included especially subjective judgements due to the estimation required in determining the fair value of the reporting units and the value of the other indefinite lived intangibles. In particular, the fair value estimates were dependent on significant assumptions, such as the weighted average cost of capital, revenue and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) margin growth rates, royalty rates and projected cash flow terminal growth rates that are affected by expected future market or economic conditions.

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

Retail Inventory Reserves
Description of the Matter

The Company's inventories, net of reserves totaled $443 million as of December 31, 2021. As described in Note 2 to the consolidated financial statements, inventories are valued at the lower of cost and net realizable value.

Auditing management's estimates of the net realizable value of its inventory and reserves at retail for excess and obsolete inventory, involved especially subjective auditor judgment as such estimates are based on various factors that are affected by market and economic conditions. In particular, the net realizable value, obsolete and excess inventory reserve calculations are sensitive to certain significant assumptions, including expected sales demand, manufacturing schedules, pricing strategies, and the effect of the possible discontinuation of product designs.

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

February 28, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Party City Holdco Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Party City Holdco Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Party City Holdco Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedules listed in the index at Item 15 and our report dated February 28, 2022 expressed an unqualified opinion thereon.

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

/s/ ERNST & YOUNG LLP

New York, New York

February 28, 2022

PARTY CITY HOLDCO INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$47,914	$119,532
Accounts receivable, net	93,301	90,879
Inventories, net	443,295	412,285
Prepaid expenses and other current assets	57,656	45,905
Income tax receivable	56,317	57,549
Assets held for sale, net	—	83,110
Total current assets	698,483	809,260
Property, plant and equipment, net	221,870	209,412
Operating lease asset	693,875	700,087
Goodwill	664,296	661,251
Trade names	383,737	384,428
Other intangible assets, net	23,687	32,134
Other assets, net	25,952	9,883
Total assets	$2,711,900	$2,806,455
LIABILITIES, REDEEMABLE SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$84,181	$175,707
Accounts payable	161,736	118,928
Accrued expenses	195,531	160,605
Liabilities held for sale	—	68,492
Current portion of operating lease liability	116,437	176,045
Income taxes payable	10,801	524
Current portion of long-term obligations	1,373	13,576
Total current liabilities	570,059	713,877
Long-term obligations, excluding current portion	1,351,189	1,329,808
Long-term portion of operating lease liability	655,875	654,729
Deferred income tax liabilities	29,195	34,705
Other long-term liabilities	22,868	22,815
Total liabilities	2,629,186	2,755,934
Redeemable securities	—	—
Commitments and contingencies
Stockholders’ equity:
Common stock (112,170,944 and 110,781,613 shares outstanding and 124,157,500 and 121,662,540 shares issued at December 31, 2021 and December 31, 2020, respectively)	1,384	1,373
Additional paid-in capital	982,307	971,972
Retained (deficit) earnings	(571,985)	(565,457)
Accumulated other comprehensive income (loss)	3,541	(29,916)
Total Party City Holdco Inc. stockholders’ equity before common stock held in treasury	415,247	377,972
Less: Common stock held in treasury, at cost (11,986,556 and 11,280,098 shares at December 31, 2021 and December 31, 2020, respectively)	(332,533)	(327,182)
Total Party City Holdco Inc. stockholders’ equity	82,714	50,790
Noncontrolling interests	—	(269)
Total stockholders’ equity	82,714	50,521
Total liabilities, redeemable securities and stockholders’ equity	$2,711,900	$2,806,455

See accompanying notes to consolidated financial statements.

PARTY CITY HOLDCO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share data)

	Years Ended December 31,
	2021	2020	2019
Net sales	$2,171,060	$1,850,690	$2,348,789
Cost of sales	1,403,004	1,369,935	1,500,633
Gross profit	768,056	480,755	848,156
Wholesale selling expenses	30,762	50,121	67,103
Retail operating expenses	432,531	387,398	440,395
General and administrative expenses	186,698	225,322	201,560
Art and development costs	21,174	17,638	23,203
Gain on sale/leaseback transaction	—	—	(58,381)
Store impairment and restructuring charges	—	22,449	29,038
Loss on disposal of assets in international operations	3,211	73,948	—
Goodwill, intangibles and long-lived assets impairment	9,048	581,380	562,631
Income (loss) from operations	84,632	(877,501)	(417,393)
Interest expense, net	87,226	77,043	114,899
Other (income) expense, net	(614)	3,715	1,871
Gain on debt repayment/refinancing	(1,106)	(273,149)	—
Loss before income taxes	(874)	(685,110)	(534,163)
Income tax expense (benefit)	5,708	(156,653)	(1,305)
Net loss	(6,582)	(528,457)	(532,858)
Less: Net loss attributable to noncontrolling interests	(54)	(219)	(363)
Net loss attributable to common shareholders of Party City Holdco Inc	$(6,528)	$(528,238)	$(532,495)
Net loss per share attributable to common shareholders of Party City Holdco Inc.—Basic	$(0.06)	$(5.24)	$(5.71)
Net loss per share attributable to common shareholders of Party City Holdco Inc.—Diluted	$(0.06)	$(5.24)	$(5.71)
Weighted-average number of common shares—Basic	110,980,934	100,804,944	93,295,692
Weighted-average number of common shares—Diluted	110,980,934	100,804,944	93,295,692
Other comprehensive income (loss), net of tax:
Foreign currency adjustments	$35,128	$6,143	$12,599
Cash flow hedges	(1,348)	(352)	845
Other comprehensive income, net	33,780	5,791	13,444
Comprehensive income (loss)	27,198	(522,666)	(519,414)
Less: Comprehensive income (loss) attributable to noncontrolling interests	269	(246)	(386)
Comprehensive income (loss) attributable to common shareholders of Party City Holdco Inc.	$26,929	$(522,420)	$(519,028)

*Prior year amounts conformed to current year presentation.

See accompanying notes to consolidated financial statements.

PARTY CITY HOLDCO INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2019, December 31, 2020 and December 31, 2021

(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Party City Holdco Inc. Stockholders’ Equity Before Common Stock Held In Treasury	Common Stock Held In Treasury	Total Party City Holdco Inc. Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
Balance at December 31, 2018	$1,208	$922,476	$495,777	$(49,201)	$1,370,260	$(326,930)	$1,043,330	$291	$1,043,621
Cumulative effect of change in accounting principle, net (see Note 2)	—	662	(503)	—	159	—	159	—	159
Balance at December 31, 2018, adjusted	$1,208	$923,138	$495,274	$(49,201)	$1,370,419	$(326,930)	$1,043,489	$291	$1,043,780
Net (loss)			(532,495)		(532,495)		(532,495)	(363)	(532,858)
Stock option expense		1,319			1,319		1,319		1,319
Restricted stock units — time-based		2,033			2,033		2,033		2,033
Directors — non-cash compensation		313			313		313		313
Warrant		515			515		515		515
Exercise of stock options	3	1,145			1,148		1,148		1,148
Acquired non-controlling interest		110			110		110	71	181
Foreign currency adjustments				12,622	12,622		12,622	(23)	12,599
Treasury stock purchases					—	(156)	(156)		(156)
Impact of foreign exchange contracts			2	845	847		847		847
Balance at December 31, 2019	$1,211	$928,573	$(37,219)	$(35,734)	$856,831	$(327,086)	$529,745	$(24)	$529,721
Net (loss)			(528,238)		(528,238)		(528,238)	(219)	(528,457)
Stock option expense – time – based		796			796		796		796
Stock option expense – performance – based		7,847			7,847		7,847		7,847
Restricted stock unit expense – performance-based		1,272			1,272		1,272		1,272
Restricted stock unit expense – time-based		2,071			2,071		2,071		2,071
Directors — non-cash compensation		337			337		337		337
Warrant expense (see Note 25 – Kazzam, LLC)		1,033			1,033		1,033		1,033
Exercise of stock options	2	146			148		148		148
Acquired non-controlling interest		2,316			2,316		2,316	1	2,317
Issuance of Stock for Debt exchange including costs	160	27,581			27,741		27,741		27,741
Foreign currency adjustments (see Note 23)				6,170	6,170		6,170	(27)	6,143
Treasury stock purchases					—	(96)	(96)		(96)
Impact of foreign exchange contracts				(352)	(352)		(352)		(352)
Balance at December 31, 2020	$1,373	$971,972	$(565,457)	$(29,916)	$377,972	$(327,182)	$50,790	$(269)	$50,521
Net (loss)			(6,528)		(6,528)		(6,528)	(54)	(6,582)
Stock option expense – time – based		396			396		396		396
Restricted stock unit expense – performance-based		3,504			3,504		3,504		3,504
Restricted stock unit expense – time-based		2,557			2,557		2,557		2,557

Directors — non-cash compensation		228			228		228		228
Warrant exercise (see Note 25 – Kazzam, LLC)	4	(4)			—		—		—
Exercise of stock options	7	3,673			3,680		3,680		3,680
Foreign currency adjustments (see Note 23)				34,805	34,805		34,805	323	35,128
Treasury stock purchases					—	(5,351)	(5,351)		(5,351)
Impact of foreign exchange contracts (see Note 23)		(19)		(1,348)	(1,367)		(1,367)		(1,367)
Balance at December 31, 2021	$1,384	$982,307	$(571,985)	$3,541	$415,247	$(332,533)	$82,714	$—	$82,714

PARTY CITY HOLDCO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2021	2020	2019
			(Adjusted, see Note 2)
Cash flows provided by operating activities:
Net (loss) income	$(6,582)	$(528,457)	$(532,858)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	65,610	76,506	81,116
Amortization of deferred financing costs and original issuance discounts	4,516	4,198	4,722
Provision for doubtful accounts	2,569	6,321	2,323
Deferred income tax (benefit) expense	(5,155)	(95,085)	(47,366)
Undistributed (income) loss in equity method investments	(220)	333	(472)
Change in operating lease liability/asset	(51,326)	30,981	(9,942)
Loss (gain) on disposal of assets	2,781	70	(59,786)
Loss on disposal of assets in international operations	3,211	73,948	—
Non-cash adjustment for store impairment and restructuring	—	17,585	20,236
Goodwill, intangibles and long-lived assets impairment	11,974	581,380	562,631
Non-employee equity based compensation (see Note 25 – Kazzam, LLC)	—	1,033	515
Stock option expense – time-based	396	796	1,319
Stock option expense – performance-based	—	7,847	—
Restricted stock unit – performance-based	3,504	1,329	—
Restricted stock units expense – time-based	2,557	2,071	2,033
Directors – non-cash compensation	228	337	313
Gain on debt repayment/refinancing	(1,106)	(273,149)	—
Changes in operating assets and liabilities, net of effects of acquired businesses:
(Increase) decrease in accounts receivable	(10,673)	22,396	(2,600)
(Increase) decrease in inventories	(34,236)	184,924	72,385
(Increase) decrease in prepaid expenses and other current assets, net	(21,419)	(66,166)	14,741
Increase (decrease) in accounts payable, accrued expenses and income taxes payable	85,306	28,002	(65,617)
Net cash provided by operating activities	51,935	77,200	43,693
Cash flows provided by (used in) provided by investing activities:
Cash paid in connection with acquisitions, net of cash acquired	(6,954)	(3,305)	(20,878)
Capital expenditures	(79,222)	(51,128)	(61,733)
Proceeds from disposal of property and equipment	225	162	246,286
Proceeds from sale of international operations, net of cash disposed	20,556	—	—
Net cash (used in) provided by investing activities	(65,395)	(54,271)	163,675
Cash flows (used in) provided by financing activities:
Repayment of loans, notes payable and long-term obligations	(949,907)	(254,438)	(441,632)
Proceeds from loans, notes payable and long-term obligations	883,890	368,439	203,344
Exercise of stock options	3,680	147	1,148
Treasury stock purchases	(5,351)	(96)	(156)
Debt issuance and modification costs	(21,437)	(20,348)	(414)
Net cash (used in) provided by financing activities	(89,125)	93,704	(237,710)
Effect of exchange rate changes on cash and cash equivalents	190	(500)	6,299
Net (decrease) increase in cash and cash equivalents and restricted cash	(102,395)	116,133	(24,043)
Less: net increase/decrease in cash classified within current assets held for sale	31,628	(31,628)	—
Cash and cash equivalents and restricted cash at beginning of period	119,681	35,176	59,219
Cash and cash equivalents and restricted cash at end of period*	$48,914	$119,681	$35,176
Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$57,971	$68,396	$108,561
Income taxes, net of refunds	$5,413	$26,867	$36,093

*Includes $1,000, $149 and $259 of restricted cash for the fiscal years ended December 31, 2021, 2020 and 2019 respectively. The Company recorded restricted cash in Other assets, net as presented in the consolidated balance sheet at December 31, 2021 and in Prepaid expenses and other current assets as presented in the consolidated balance sheets at December 31, 2020 and 2019.

For additional information regarding Goodwill, intangibles and long-lived assets impairment for 2021, refer to Note 6 – Disposition of Assets and Assets and Liabilities Held for Sale.

See accompanying notes to consolidated financial statements.

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share)

Note 1 — Organization, Description of Business and Basis of Presentation

Party City Holdco Inc. (the “Company” or “Party City Holdco”) is a leading party goods company by revenue in North America and, we believe, the largest vertically integrated supplier of decorated party goods globally by revenue. With hundreds of retail stores filled with thousands of products across the United States, we make it easy for our customers to find the perfect party solution through our assortment of party products, balloons, and costumes for their celebration aided by the support of our party experts both in-store and online. Our retail operations include approximately 830 specialty retail party supply stores (including franchise stores) throughout North America operating under the names Party City and Halloween City, and e-commerce websites which offer rapid, contactless, and same day shipping options (including in-store and at curbside), principally through the domain name PartyCity.com. In addition to our retail operations, we are also a global designer, manufacturer and distributor of decorated consumer party products, with items found in retail outlets worldwide, including independent party supply stores, mass merchants, grocery retailers, e-commerce merchandisers and dollar stores.

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

The Company’s retail operations define a fiscal year (“Fiscal Year”) as the 52-week period or 53-week period ended on the Saturday nearest December 31st of each year and define their fiscal quarters (“Fiscal Quarter”) as the four interim 13-week periods following the end of the previous Fiscal Year, except in the case of a 53-week Fiscal Year when the fourth Fiscal Quarter is extended to 14 weeks. Fiscal 2021 was a 52-week year for our retail operations. The consolidated financial statements of the Company combine the Fiscal Year and Fiscal Quarters of the Company’s retail operations with the calendar year and calendar quarters of the Company’s wholesale operations, as the differences are not significant.

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

Allowance for Doubtful Accounts

Refer to Note 24 — Revenue from Contracts with Customers for detail.

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

Equity Method Investments

The Company has an investment in Convergram Mexico, S. De R.L. De C.V., a joint venture distributing metallic balloons, principally in Mexico and Latin America. The Company accounts for its 49.9% investment in the joint venture using the equity method of accounting. The Company also has an investment in a joint venture partnership for its costume sourcing and manufacturing business in Asia which is accounted for using the equity method of accounting. See Variable Interest Entities section below for additional information.

The Company’s investments are included in Other assets, net on the consolidated balance sheet and its portion of the results of the investees’ operations are included in Other expense, net in the consolidated statement of operations and comprehensive (loss) income (see Note 14, Other Expense, net).

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

Revenue Recognition

Retail

Revenue from retail store operations is recognized at the point of sale as control of the product is transferred to the customer at such time. Retail e-commerce sales are recognized when the consumer receives the product as control transfers upon delivery. Due to its extensive history operating as a party goods retailer in North America, the Company has sufficient history with which to estimate future retail sales returns and it uses the expected value method to estimate such activity.

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

Under the terms of its agreements with its franchisees, the Company provides both: 1) brand value (via significant advertising spend) and 2) support with respect to planograms, in exchange for a royalty fee that ranges from 4% to 6% of the franchisees’ sales. The Company records the royalty fees at the time that the franchisees’ sales are recorded. Additionally, although the Company anticipates that future franchise store openings will be limited, when a franchisee opens a new store, the Company receives and records a one-time fee which is earned by the Company for its assistance with site selection and development of the new location. Both the sales-based royalty fee and the one-time fee are recorded in Net sales in the Company’s consolidated statement of operations and comprehensive (loss) income.

Wholesale

For most of the Company’s wholesale sales, control transfers upon the Company’s shipment of the product. Wholesale sales returns are not significant as the Company generally only accepts the return of goods that were shipped to the customer in error or that were damaged when received by the customer. Additionally, due to its extensive history operating as a party goods wholesaler, the Company has sufficient history with which to estimate future sales returns.

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

Advertising

Advertising costs are expensed as incurred. Retail advertising expenses for the years ended December 31, 2021, December 31, 2020, and December 31, 2019 were $55,339, $61,036 and $72,518 respectively.

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

In January 2021, in connection with the sale of a substantial portion of its international operations, the Company formed a joint venture partnership for its costume sourcing and manufacturing business in Asia. The Company concluded that it is not the joint venture's primary beneficiary and will account for its investment under the equity method. See Equity Method Investments section above.

There were no variable interest entities as of December 31, 2020. Refer to Note 25 – Kazzam, LLC for additional information.

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

If derivative financial instruments qualify as fair value hedges, the gain or loss on the instrument and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in net income during the period of the change in fair values. For derivative financial instruments that qualify as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive (loss) income and reclassified into net income in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of a cash flow hedge, if any, is determined based on the dollar-offset method (i.e., the gain or loss on the derivative financial instrument in excess of the cumulative change in the present value of future cash flows of the hedged item) and is recognized in net income during the period of change. As long as hedge effectiveness is maintained, foreign currency exchange agreements qualify for hedge accounting as cash flow hedges. See Note 22– Derivative Financial Instruments.

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

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the Company’s foreign currency adjustments and the impact of foreign exchange contracts that qualify as hedges. See Note 22 – Derivative Financial Instruments and Note 23 – Changes in Accumulated Other Comprehensive Income (Loss).

Foreign Currency Transactions and Translation

The functional currencies of the Company’s foreign operations are the local currencies in which they operate. Foreign currency exchange gains or losses resulting from receivables or payables in currencies other than the functional currencies generally are recognized in the Company’s statement of operations and comprehensive (loss) income. The balance sheets of foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect on the balance sheet date. The results of operations of foreign subsidiaries are translated into U.S. dollars at the average exchange rates effective for the periods presented. The differences from historical exchange rates are recorded as comprehensive (loss) income and are included as a component of accumulated other comprehensive income (loss).

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

A reconciliation between basic and diluted income per share is as follows:

	Twelve Months Ended December 31,
	2021	2020	2019
Net (loss) income attributable to common shareholders of Party City Holdco Inc.:	$(6,528)	$(528,238)	$(532,495)
Weighted average shares — Basic:	110,980,934	100,804,944	93,295,692
Effect of dilutive restricted stock units:	—	—	—
Effect of dilutive stock options:	—	—	—
Weighted average shares — Diluted:	110,980,934	100,804,944	93,295,692
Net (loss) income per share attributable to common shareholders of Party City Holdco Inc. — Basic:	$(0.06)	$(5.24)	$(5.71)
Net (loss) income per share attributable to common shareholders of Party City Holdco Inc. — Diluted:	$(0.06)	$(5.24)	$(5.71)

During the year ended December 31, 2021, 1,514,010 restricted stock units, 4,653,373 performance restricted stock units and 1,032,219 stock options were excluded from the calculation of diluted net loss per share attributable to common shareholders of Party City Holdco Inc. – diluted as they were anti-dilutive. During the years ended December 31, 2020, and December 31, 2019, 3,240,461 stock options and 3,510,317 stock options, respectively, were excluded from the calculations of net income per share attributable to common shareholders of Party City Holdco Inc. – diluted as they were anti-dilutive. Additionally, during the years ended December 31, 2020, and December 31, 2019, 1,000,000 and 596,000 warrants, respectively, were excluded from the calculations of net income per share attributable to common shareholders of Party City Holdco Inc. – diluted as they were anti-dilutive. Further, during the years ended December 31, 2020, and December 31, 2019, 787,313 restricted stock units and 413,968 restricted stock units, respectively, were excluded from the calculations of net income per share attributable to common shareholders of Party City Holdco Inc. – diluted as they were anti-dilutive. Also, during the year ended December 31, 2020, 1,206,723 performance restricted stock units were excluded from the calculations of net income per share attributable to common shareholders of Party City Holdco Inc. – diluted as they were anti-dilutive.

Recently Issued Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, which provides guidance providing optional expedients and exceptions for applying U.S. generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. Additionally, in January 2021, the FASB issued ASU 2021-01, which allows entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates. The Company does not expect an impact on our consolidated financial statements.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities About Government Assistance, which requires entities to provide disclosures on material government assistance transactions for annual reporting periods. The disclosures include information around the nature of the assistance, the related accounting policies used to account for government assistance, the effect of government assistance on the entity’s financial statements, and any significant terms and conditions of the agreements, including commitments and contingencies. The new standard is effective for the Corporation on January 1, 2022 and only impacts annual financial statement footnote disclosures. The adoption will not have a material effect on our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions for intra-period allocations and interim tax calculations and adds guidance to simplify accounting for income taxes. The guidance is effective for interim and annual periods beginning after December 15, 2020. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Note 3 — Store Impairment and Restructuring charges

During the years ended December 31, 2020 and 2019, the Company performed a comprehensive review of its store locations aimed at improving the overall productivity of such locations (“store optimization program”) and, after careful consideration and evaluation of the store locations, the Company made the decision to accelerate the optimization of its store portfolio. In 2019, 55 stores were identified for closure, out of which 35 stores were closed in 2019 and 20 stores were closed in January 2020. In 2020, 21 stores were identified for closure in the first quarter of 2020 and were closed in the third quarter. These closings provided the Company with capital flexibility to expand into underserved markets. In addition, the Company evaluated the recoverability of long lived assets at the open stores and recorded an impairment charge associated with the operating lease asset and property, plant and equipment for open stores where sales were affected due to the outbreak of, and local, state and federal governmental responses to, COVID-19. In conjunction with the store optimization program and store impairment, there were no charges for 2021 and during the years ended December 31, 2020 and 2019, the Company recorded the following:

	December 31,
	2020	2019
Inventory reserves	$12,880	$21,284
Operating lease asset impairment	15,520	14,943
Property, plant and equipment impairment	2,065	4,680
Labor and other costs incurred closing stores	4,864	8,754
Severance	—	661
Total	$35,329	$50,322

As the Company closes stores, it records charges for common area maintenance, insurance and taxes to be paid subsequent to such closures in accordance with the stores’ lease agreements. However, such amounts are immaterial.

The fair values of the operating lease assets and property, plant and equipment were determined based on estimated future discounted cash flows for such assets using market participant assumptions, including data on the ability to sub-lease the stores.

The charge for inventory reserves represents inventory that is disposed of following the closures of the stores and inventory that is sold below cost prior to such closures. The charge for inventory reserves was recorded in cost of sales in the Company’s statement of operations and comprehensive loss. The other charges were recorded in Store impairment and restructuring charges in the Company’s Consolidated Statement of Operations and Comprehensive (Loss) Income.

Note 4 – Goodwill

	Fiscal Year Ended December 31,
	2021	2020
Wholesale segment:
Beginning balance	$333,184	$493,432
Goodwill impairment	—	(148,326)
Foreign currency translation	(414)	1,483
Goodwill related to divested international business*	(1,042)	(13,405)
Ending balance	331,728	333,184
Retail segment:
Beginning balance	328,067	578,898
Store acquisitions	4,501	1,512
Goodwill impairment	—	(253,110)
Foreign currency translation	—	767
Ending balance	332,568	328,067
Total ending balance, both segments	$664,296	$661,251

* December 31, 2020 amount was classified within assets held for sale.

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

During the three months ended September 30, 2020 the Company determined that the fair value of certain indefinite-lived intangible assets is lower than the related book values. Additionally, for certain long-lived assets, the Company determined it was more likely than not that those long-lived assets would be disposed significantly before the end of their previously estimated useful lives. As a result, impairment charges of $11,032, $2,423 and $31,277 were recorded in the third quarter on its business indefinite-lived trade name intangibles, finite-lived intangibles and tangible assets, respectively.

During the three months ended December 31, 2020 and the twelve months ended December 31, 2021, there was no goodwill or intangibles impairment.

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

However, for the Los Lunas property, the present value of the lease payments is greater than substantially all of the fair value of the assets. Therefore, the lease is a finance lease and sale accounting treatment is prohibited. As such, the Company accounted for the proceeds as a financing lease. See Note 6 - Disposition of Assets and Assets and Liabilities Held for Sale regarding the Company's announcement of the closure of this facility.

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

Note 6 – Disposition of Assets and Assets and Liabilities Held for Sale

In December 2021, the Company announced the closure of a manufacturing facility in New Mexico. The facility ceased operations in February 2022. In December 2021, the Company recorded charges of $11,545 consisting primarily of equipment and inventory impairments of $8,650 and $2,425, respectively, and severance and other costs of $470. The equipment impairment is reflected within Goodwill, intangibles and long-lived assets impairment, the inventory impairment charge is reflected within Cost of sales and the remaining charges are reflected within General and administrative expenses in the Consolidated Statement of Operations and Comprehensive (Loss) Income and are included in the Wholesale segment.

In January 2021, the Company closed the previously disclosed sale of a substantial portion of its international operations. The announced sale had a total transaction value of approximately $50.7 million. The Company used the net proceeds to paydown debt.

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
Note 7 — Inventories, Net

Inventories consisted of the following:

	December 31,
	2021	2020
Finished goods	$393,609	$367,275
Raw materials	25,624	27,111
Work in process	24,062	17,899
	$443,295	$412,285

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

Consistent with the strategy of rationalizing in-store SKU count and improving working capital velocity, the Company has updated its seasonal assortment strategy to target higher in-season sell-through of merchandise and reduce annual inventory carry-over. The more edited and curated assortments are expected to improve the customer experience by making stores easier to shop and product selections more relevant to consumers, while also improving the efficiency of inventory management and reducing working capital needs. As a result, for inventory not required for future seasons, the Company recorded a reserve for future disposals of a total $68,707 in 2021 and disposed of and recorded a reserve for future disposals of a total of $88,358 in 2020.

See Note 2 — Summary of Significant Accounting Policies, for a discussion of the Company’s accounting policies for inventories.

Note 8 — Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following:

	December 31,
	2021	2020	Useful lives
Machinery and equipment	$245,983	$247,255	3-15 years
Buildings	6,277	9,982	40 years
Data processing equipment	131,989	129,988	3-5 years
Leasehold improvements	203,503	176,389	1-10 years
Furniture and fixtures	228,818	218,452	5-10 years
Land	180	8,359
	816,750	790,425
Less: accumulated depreciation	(594,880)	(581,013)
	$221,870	$209,412

Depreciation expense related to property, plant and equipment, including assets under finance leases, was $56,189, $65,144, and $67,016, for the years ended December 31, 2021, December 31, 2020, and December 31, 2019, respectively. Assets under finance leases are principally included in buildings and machinery and equipment in the table above. See Note 3 and Note 6 for details regarding property, plant and equipment impairments.

Note 9 — Acquisitions

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

Note 10 — Intangible Assets

The Company had the following other identifiable finite-lived intangible assets:

	December 31, 2021
	Cost	Accumulated Amortization	Net Carrying Value	Useful lives
Franchise-related intangible assets	$73,225	$59,311	$13,914	4-19 years
Customer lists and relationships	58,911	49,154	9,757	2-20 years
Copyrights and designs	29,030	29,014	16	5-7 years
Total	$161,166	$137,479	$23,687

	December 31, 2020
	Cost	Accumulated Amortization	Net Carrying Value	Useful lives
Franchise-related intangible assets	$77,377	$57,524	$19,853	4-19 years
Customer lists and relationships	62,002	49,739	12,263	2-20 years
Copyrights and designs	29,030	29,012	18	5-7 years
Total	$168,409	$136,275	$32,134

The Company is amortizing the majority of its intangible assets utilizing accelerated patterns based on the discounted cash flows that were used to value such assets. The amortization expense for finite-lived intangible assets for the years ended December 31, 2021, December 31, 2020, and December 31, 2019 was $9,075, $11,362, and $14,100, respectively. Estimated amortization expense for each of the next five years will be approximately $5,565, $3,988, $3,380, $2,847, and $2,468, respectively.

In addition to the Company’s finite-lived intangible assets, the Company has recorded indefinite-lived intangible assets for the Party City trade name, the Amscan trade name, the Halloween City trade name, the Christys trade name, the Granmark trade name, the partycity.com domain name. During the three months ended March 31, 2020, the Company recorded an impairment charges of $131,287 and $3,925 on its Party City and Halloween City tradenames, respectively. During 2019, the Company recorded a Halloween City tradename impairment charge of $6,575.

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

In February 2021 in conjunction with the issuance of 8.75% Senior Secured First Lien Notes – due 2026 as discussed on Note 12 - Long-Term Obligations, the Company amended the ABL Facility by reducing the commitments to $475,000 and extending the maturity to February 2026, or earlier as provided for in the agreement. In conjunction with the amendment, the Company wrote-off a portion of existing deferred financing costs. Such amount was recorded in Other expense, net in the Company’s Consolidated Statement of Operations and Comprehensive (Loss) Income and included in Gain on debt repayment in the Company’s Consolidated Statement of Cash Flows. The remaining capitalized costs, and $2,400 of new third-party costs incurred in conjunction with the amendment, will be amortized over the revised term of the ABL Facility.

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

In connection with entering into and amending the ABL Facility, the Company incurred and capitalized third-party costs. All capitalized costs are being amortized over the life of the ABL Facility and are included in loans and notes payable in the Company’s consolidated balance sheet. The balance of related unamortized financing costs at December 31, 2021 and December 31, 2020 was $2,889 and $1,419, respectively.

Borrowings under the ABL Facility totaled $87,070 at December 31, 2021 and $177,125 at December 31, 2020. The weighted average interest rate for such borrowings was 2.64% at December 31, 2021 and 2.34% at

December 31, 2020. Outstanding standby letters of credit totaled $24,940 at December 31, 2021 and $24,452 at December 31, 2020. After considering borrowing base restrictions, at December 31, 2021 PCHI had $192,410 of available borrowing capacity under the terms of the facility and $176,522 at December 31, 2020. Availability as of December 31, 2021 is based upon the borrowing base then in effect of $304,420, less $24,940 of outstanding undrawn letters of credit and $87,070 then drawn.

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

Anagram ABL Facility

On May 7, 2021, Anagram Holdings, LLC (“Anagram”), a wholly owned subsidiary of the Company, entered into a $15 million asset based revolving credit facility (“Anagram ABL Facility”), which matures during May 2024. It provides for (a) revolving loans, subject to a borrowing base described below, and (b) under the Anagram ABL Facility, Borrowers would be entitled to request letters of credit (“Letters of Credit”). The aggregate amount of outstanding Letters of Credit would be reserved against the credit availability and subject to a $3 million cap.

Under the Anagram ABL Facility, the borrowing base at any time equals (a) a percentage of eligible trade receivables, plus (b) a percentage of eligible inventory, plus (c) a percentage of eligible credit card receivables, less (d) certain reserves. The Anagram ABL Facility generally provides for the following pricing options: All revolving loans will bear interest, at the Anagram's election, at a per annum rate equal to either (a) a base rate, which represents for any day a rate equal to the greater of (i) the prime rate on such day subject to a 0% floor, (ii) the federal funds rate plus 0.5% and (iii) one-half of one percent per annum, in each case, plus a margin of 1.5% or (b) the Daily One Month LIBOR subject to a 0.5% floor, plus a margin of 2.5%.

In addition to paying interest on outstanding principal, Anagram is required to pay a commitment fee of 0.5% to 1% per annum in respect of unutilized commitments. Anagram must also pay customary letter of credit fees. All obligations under the Anagram ABL Facility are jointly and severally guaranteed by Anagram and its subsidiaries. The Anagram ABL facility contains covenants and events of default customary for such credit facilities. There were no amounts outstanding under the Anagram ABL Facility at December 31, 2021.

Note 12 — Long-Term Obligations

Long-term obligations consisted of the following:

	December 31, 2021				December 31, 2020
	Principal Amount	Gross Carrying Amount	Deferred Financing Costs*	Net Carrying Amount	Net Carrying Amount
Senior secured term loan facility (“Term Loan Credit Agreement”)	$—	$—	$—	$—	$690,165
8.75% Senior Secured First Lien Notes – due 2026	750,000	750,000	(17,043)	732,957	—
6.125% Senior Notes — due 2023	22,924	22,924	(90)	22,834	22,779
6.625% Senior Notes — due 2026	92,254	92,254	(663)	91,591	106,315
First Lien Party City Notes – due 2025	161,669	198,004	—	198,004	206,775
First Lien Anagram Notes – due 2025	115,804	150,326	(757)	149,569	151,335
Second Lien Anagram Notes – due 2026	89,155	144,619	—	144,619	152,032
Finance lease obligations	12,988	12,988	—	12,988	13,983
Total long-term obligations	1,244,794	1,371,115	(18,553)	1,352,562	1,343,384
Less: current portion	(1,373)	(1,373)	—	(1,373)	(13,576)
Long-term obligations, excluding current portion	$1,243,421	$1,369,742	$(18,553)	$1,351,189	$1,329,808

* The Company incurred and capitalized third-party costs as deferred financing, which is being amortized over the life of the debt.

Senior secured term loan facility (“Term Loan Credit Agreement”)

As discussed below in 8.750% Senior Secured First Lien Notes – due 2026, the Company used the proceeds from the 8.750% Senior Notes to prepay the outstanding balance of $694,220 under the Term Loan Credit Agreement. The prepayment of the Term Loan Credit Agreement was in accordance with the terms of such agreement.

Before being prepaid, the Term Loan Credit Agreement, as amended, provides for two pricing options for outstanding loans: (i) an ABR for any day, a rate per annum equal to the greater of (a) the prime rate in effect on such day, (b) the federal funds effective rate in effect on such day plus 0.5%, (c) the adjusted LIBOR rate plus 1% and (d) 1.75% or (ii) the LIBOR rate, with a LIBOR floor of 0.75%, in each case plus an applicable margin. The applicable margin for ABR and LIBOR borrowings are 1.75% and 2.75%, respectively, and will drop to 1.50% and 2.50%, respectively, if PCHI’s Senior Secured Leverage Ratio, as defined by the agreement, falls below 3.2 to 1.0.

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
•
engage in transactions with affiliates;
•
create liens; and
•
transfer or sell certain assets.

At December 31, 2020 all outstanding borrowings were based on LIBOR and were at weighted average interest rate of 3.25%.

8.75% Senior Secured First Lien Notes – due 2026

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

Finance Lease Obligations

Additionally, the Company has entered into various finance leases for building, machinery and equipment. At December 31, 2021 and December 31, 2020 the balances of such leases were $12,988 and $13,983, respectively.

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

At December 31, 2021, maturities of long-term obligations consisted of the following:

	Long-Term Debt Obligations	Finance Lease Obligations	Totals
2022	$—	$1,373	$1,373
2023	22,924	521	23,445
2024	—	401	401
2025	348,330	365	348,695
2026	986,873	407	987,280
Thereafter	—	9,921	9,921
Long-term obligations	$1,358,127	$12,988	$1,371,115

Note 13 — Capital Stock

At December 31, 2021, the Company’s authorized capital stock consisted of 300,000,000 shares of $0.01 par value common stock and 15,000,000 shares of $0.01 par value preferred stock.

The changes in common shares outstanding during the three years ended December 31, 2019, December 31, 2020, and December 31, 2021 were as follows:

Common Shares Outstanding at December 31, 2018	93,622,934
Issuance of restricted stock and restricted stock units	564,729
Treasury stock purchases	(15,679)
Vesting of restricted stock and restricted stock units	74,292
Exercise of stock options	215,300
Common Shares Outstanding at December 31, 2019	94,461,576
Issuance of stock as part of debt refinancing	15,942,551
Issuance of shares to directors	81,843
Treasury stock purchases	(21,685)
Vesting of restricted stock and restricted stock units	203,328
Exercise of stock options	114,000
Common Shares Outstanding at December 31, 2020	110,781,613
Issuance of shares to directors	353,911
Treasury stock purchases	(706,458)
Vesting of restricted stock and restricted stock units	1,670,995
Exercise of warrants	366,503
Cancellation of restricted stock awards	(986,420)
Exercise of stock options	690,800
Common Shares Outstanding at December 31, 2021	112,170,944

During the year ended December 31, 2021, the Company purchased 706,458 treasury shares for $5,351 from its employees to cover federal and state and other tax withholdings associated with the vesting of restricted stock and restricted stock units. During the year ended December 31, 2020, the Company purchased 21,685 treasury shares for $96 from its employees to cover federal and state and other tax withholdings associated with the vesting of restricted stock and restricted stock units. Additionally, during the year ended December 31, 2019, the Company purchased 15,679 treasury shares for $156 from its employees to cover federal and state and other tax withholdings associated with the vesting of restricted stock and restricted stock units. The shares are included in “common stock held in treasury” in the Company’s consolidated balance sheet.

Note 14 — Other (Income) Expense, net

	Fiscal Year Ended December 31,
	2021	2020		2019
Other (income) expense, net consists of the following:
Undistributed loss (income) in equity method investments	$(220)	$333		$(472)
Foreign currency (gain) losses	(953)	(1,058)		421
Debt refinancings (see Note 12)	—	—		36
Corporate development expenses	561	2,185		2,472
(Gain) on sale of Canada retail assets	—	—		(2,873)
Sale of ownership interest in Punchbowl (see Note 21)	—	—		2,169
Loss on sale of assets	143	95		—
Other, net	(145)	2,160	*	118
Other (income) expense, net	$(614)	$3,715		$1,871
*2020 balance consists of expense related to Kazzam (see Note 25) and fees from international operations owned in 2020 (see Note 6)

Note 15 — Employee Benefit Plans

Certain subsidiaries of the Company maintain defined contribution plans for eligible employees. The plans require the subsidiaries to match from approximately 11% to 100% of voluntary employee contributions to the plans, not to exceed a maximum amount of the employee’s annual salary, ranging from 5% to 6%. Expense for the plans for the years ended December 31, 2021, December 31, 2020, and December 31, 2019 totaled $9,460, $8,615, and $7,944, respectively.

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

Time-based options

Party City Holdco grants time-based options to key eligible employees and outside directors. In conjunction with the options, the Company recorded compensation expense of $396, $796, and $1,319 during the years ended December 31, 2021, December 31, 2020, and December 31, 2019, respectively.

There were no time-based options granted during the year ended December 31, 2021. The fair value of time-based options granted during the year ended December 31, 2020 was estimated on the grant date using a Black-Scholes option valuation model based on the assumptions in the following table:

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

The Company’s time-based options principally vest 20% on each anniversary date. The Company records compensation expense for such options on a straight-line basis. As of December 31, 2021, there was $387 of unrecognized compensation cost, which will be recognized over a weighted-average period of approximately 13 months.

Performance-based options

During 2013, Party City Holdco granted performance-based stock options to key employees and independent directors. For those performance-based options, vesting was contingent on Thomas H. Lee Partners, L.P. (“THL”) achieving specified investment returns when it sold its entire ownership stake in Party City Holdco. In June 2020, THL distributed its remaining shares. At the time of the THL distribution, there were 2,539,600 performance options outstanding with an average grant date fair value of $3.09. None of the performance-based options vested as the specified investment returns were not attained. The Company recorded compensation expense of $7,847 for the year ended December 31, 2020.

As Party City Holdco’s stock was not publicly traded when the performance-based options were granted, the Company determined volatility based on the average historical volatility of guideline companies.

The following table summarizes the changes in outstanding stock options for the years ended December 31, 2019, December 31, 2020, and December 31, 2021.

	Options	Average Exercise Price	Average Fair Value of Time-Based Options at Grant Date	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2018	6,927,174	$9.39		$4,089	5.2
Granted	337,000	$6.43	$2.16
Exercised	(215,300)	$5.33
Forfeited	(730,157)	$13.00
Outstanding at December 31, 2019	6,318,717	$8.95		$41,784	4.4
Granted	300,000	$3.67	$5.04
Exercised	(114,000)	$5.04
Forfeited	(3,213,542)	$5.99
Outstanding at December 31, 2020	3,291,175	$7.63		$(41,545)	3.3
Granted	—	$-
Exercised	(690,800)	$5.33
Forfeited	(1,568,156)	$15.12
Outstanding at December 31, 2021	1,032,219	$10.18		$(4,754)	4.5
Exercisable at December 31, 2021	862,719	$10.42		$(4,182)	4.0
Expected to vest at December 31, 2021 (excluding performance-based options)	169,500	$8.95		$(572,315)	7.2

The intrinsic value of options exercised was $1,277, $332 and $1,254 for the years ended December 31, 2021, December 31, 2020, and December 31, 2019, respectively. The fair value of options vested was $410, $254, and $2,118, during the years ended December 31, 2021, December 31, 2020, and December 31, 2019, respectively.

Restricted stock and Restricted Stock Units

The Company granted restricted stock and restricted stock units to certain executives, senior leaders and the Company’s independent directors. To the extent that the awards vest, the participants receive shares of the Company’s stock.

The Company awarded restricted stock units based solely on service conditions. To the extent that such awards vest, one share of stock is issued for each award. These awards vest 1/3 per year over a 3-year period. In 2018, 2019, 2020 and 2021, 358,506, 143,457, 614,939 and 1,361,289 units were awarded, respectively.

During the years ended December 31, 2021 , 2020 and 2019, the Company recorded $2,557 and $2,071 and $2,033 of compensation expense related to the service-based awards, respectively.

Additionally, in 2018 and 2019 the Company granted performance-based awards that vest if certain cash flow and earnings per share targets are met for the three-year periods from January 1, 2018 to December 31, 2020 and January 1, 2019 to December 31,2021. Based on the Company’s results for the periods above the Company concluded that the performance conditions were not met and, therefore, the Company did not record any compensation expense for the awards.

The Company has based its estimated forfeiture rate for the restricted stock units and restricted stock on historical forfeitures for the Company’s time-based stock options as the number of awards given to each of the various levels of management is principally consistent with historical stock option grants and forfeitures are expected to be materially consistent with past experience.

As of December 31, 2021 and December 31, 2020, there were $8,095 and $1,491 of unrecognized compensation cost for the service-based awards, respectively.

Performance-based restricted stock units (PRSUs)

On July 18, 2020, 6,448,276 performance-based restricted stock units ("PRSUs") and Restricted Cash awards were granted to certain executive officers and other employees. The performance period is three years from the grant date. The PRSUs and Restricted Cash become earned in a given period if the volume weighted average of the fair market value per share of the Common Stock meets or exceeds $2.50, $5.00, $7.50, and $10.00, respectively, for a period of not less than 90 consecutive days on the New York Stock Exchange and are subject to up to 2 years service-vesting after the achievement of these thresholds. The PRSUs and Restricted Cash awards are measured at fair value based on Monte Carlo simulation models, based on the assumptions in the table below. The PRSUs will be settled in Party City common stock and are accounted for as equity awards and the Restricted Cash will be settled in cash and are accounted for as liability awards.

Expected dividend rate	—%
Risk-free interest rate	0.30% to 0.32%
Volatility	106.31% to 140.02%
Weighted average grant date fair value	$1.02

At December 31, 2021, there was $2,061 of total unrecognized compensation cost related to unvested PRSUs and Restricted Cash awards, which is expected to be recognized over 2.8 years.

During the years ended December 31, 2021 and 2020, the Company recorded $3,773 and $1,460 of compensation expense related to these awards, respectively.

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

A summary of domestic and foreign income before income taxes follows:

	Fiscal Year Ended December 31,
	2021	2020	2019
Domestic	$193	$(542,046)	$(572,287)
Foreign	(1,067)	(143,064)	38,124
Total	$(874)	$(685,110)	$(534,163)

The income tax expense (benefit) consisted of the following:

	Fiscal Year Ended December 31,
	2021	2020	2019
Current:
Federal	$9,491	$(61,528)	$28,908
State	911	(1,639)	4,613
Foreign	461	1,599	12,540
Total current expense	10,863	(61,568)	46,061
Deferred:
Federal	(6,707)	(70,440)	(37,166)
State	1,356	(19,252)	(11,207)
Foreign	196	(5,393)	1,007
Total deferred (benefit) expense	(5,155)	(95,085)	(47,366)
Income tax (benefit) expense	$5,708	$(156,653)	$(1,305)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Deferred income tax assets and liabilities consisted of the following:

	December 31,
	2021	2020
Deferred income tax assets:
Inventory reserves and capitalization	$20,007	$9,199
Allowance for doubtful accounts	1,884	2,020
Accrued liabilities	9,624	16,798
Equity based compensation	4,316	4,437
State tax loss carryforwards	8,433	9,610
Foreign tax loss carryforwards	2,586	2,839
Debt Exchange basis difference	47,853	58,270
Section 163(j) Interest Limitation	18,126	—
Lease Liabilities	198,332	199,585
Outside basis differences in foreign subsidiaries (APB 23)	1,113	12,800
Capitalized refinancing and other costs	4,692	4,216
Other	2,016	3,922
Deferred income tax assets before valuation allowances	318,982	323,696
Less: valuation allowances	(12,608)	(13,731)
Deferred income tax assets, net	$306,374	$309,965
Deferred income tax liabilities:
Depreciation	$42,548	$45,984
Trade Name	99,039	98,817
Amortization of goodwill and other assets	13,065	11,654
Loss Recapture and other differences	—	10,962
Foreign earnings expected to be repatriated	969	1,072
Lease Right of Use Assets	175,942	166,617
Other	4,006	9,281
Deferred income tax liabilities	$335,569	$344,387

The Company nets all of its deferred income tax assets and liabilities on a jurisdictional basis and classifies them as noncurrent on the balance sheet. In the Company’s December 31, 2021 consolidated balance sheet, $29,195 was included in deferred income tax liabilities. In the Company’s December 31, 2020 consolidated balance sheet, $283 was included in “other assets, net” and $34,705 was included in deferred income tax liabilities, while $2,628 of net deferred income tax assets were included in “Assets held for sale”.

Management assesses the available positive and negative evidence to estimate if sufficient taxable income will be generated to realize existing deferred tax assets. On the basis of this evaluation, a valuation allowance was recorded to reduce the total deferred tax assets to an amount that will, more-likely-than-not, be realized in the future. The change in the valuation allowance primarily relates to state net operating losses.

As of December 31, 2021, the Company had foreign tax-effected net operating loss carryforwards in Mexico of $2,586, which begin to expire in 2024. In addition, the U.S. state net operating loss carryforwards begin to expire in 2022, with the majority expiring in 15 to 20 years, or having no expiration date.

The difference between the Company’s effective income tax rate and the U.S. statutory income tax rate is as follows:

	Fiscal Year Ended December 31,
	2021	2020	2019
Tax provision at U.S. statutory income tax rate	21.0%	21.0%	21.0%
State income tax, net of federal income tax	(205.0)	2.4	1.0
Valuation allowances	23.1	(2.7)	(0.4)
GILTI and Foreign-Derived Intangible Income	83.8	—	(0.6)
Foreign earnings	(37.5)	1.3	(1.5)
U.S. — foreign rate differential	(35.3)	0.4	(0.6)
CARES Act: 5-year NOL carryback	—	2.9	—
Debt exchange – cancellation of debt	—	8.7	—
Goodwill Impairment	—	(10.3)	(17.9)
Uncertain tax positions	(560.2)	(1.4)	(0.7)
Other	57.0	0.6	(0.1)
Effective income tax rate	(653.1)%	22.9%	0.2%

2021 Tax Rate: The effective income tax rate is significantly influenced by the relative impact of permanent differences and tax accruals on lower pretax earnings.

CARES Act: On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act (“the CARES Act”) was signed into law. The CARES Act was a $2 trillion legislative package intended to provide economic relief to companies impacted by the COVID-19 pandemic, and it included: 5-year net operating loss carryback, temporary relaxation of the limitations on interest deductions, qualified improvement property eligible for bonus depreciation, employee retention tax credits, and deferral of payment of payroll tax. The carry back of the 2020 net operating loss to prior years when the federal statutory rate was 35% resulted in the 2.9% effective rate benefit above.

Cancellation of Debt: As mentioned above, in July 2020, the Company and certain of its direct or indirect subsidiaries, completed certain refinancing transactions and as a result a substantial amount of the Company’s debt was extinguished. $59,526 of the cancellation of debt income was excluded from income, which resulted in a tax benefit of 8.7% on the effective tax rate.

Goodwill Impairment: During the third and fourth quarters of 2019, and the first quarter of 2020, the Company recognized non-cash goodwill impairment charges totaling $556,056 and $401,436, respectively. No tax benefit was recognized on $455,689 of the 2019 charge and $336,238 of the 2020 charge, resulting in unfavorable impacts to the income tax rate of 17.9% and 10.3%, respectively.

Other: In 2021, the Other line includes reconciling items above 5% of the U.S. statutory income tax rate, and their impact to the effective income tax rate is significantly influenced by the small pretax loss. These items are not individually significant, with the largest item less than $1M in tax. These Other differences between the effective income tax rate and the U.S. statutory income tax rate are composed primarily of compensation related items and the Work Opportunity Tax Credit.

Transition Tax on Unremitted Foreign Earnings: The Tax Cuts and Jobs Act of 2017 (the “Act”) significantly changed U.S. tax law, including lowering the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018, and implementing a one-time “deemed repatriation” tax on unremitted earnings accumulated in non-U.S. jurisdictions since 1986 (the “Transition Tax”). At December 31, 2021, $4,205 of the Transition Tax remains unpaid and is recorded in “Other long-term liabilities” in the Company’s consolidated balance sheet. The Company has elected to pay the Transition Tax over eight annual installments without interest.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits:

	Fiscal Year Ended December 31,
	2021	2020	2019
Balance at beginning of year	$13,890	$4,891	$1,320
Increases related to current period tax positions	3,759	8,186	652
Increases related to prior period tax positions	3,885	1,061	3,030
Decreases related to settlements	(6,245)	—	—
Decreases related to lapsing of statutes of limitations	(268)	(248)	(111)
Balance at end of year	$15,021	$13,890	$4,891

The Company’s total unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate were $11,568 and $13,890 at December 31, 2021 and 2020, respectively.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company has accrued $450 and $949 for the potential payment of interest and penalties at December 31, 2021 and 2020, respectively. Such amounts are not included in the table above.

The Company and the IRS recently settled the examination of the year ended December 31, 2015, resulting in an impact to the effective income tax rate. For U.S. state income tax purposes, tax years 2017-2021 generally remain open; for non-U.S. income tax purposes, tax years 2017-2021 generally remain open.

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

At December 31, 2021, the Company’s commitment to pay future minimum product royalties was as follows:

Future Minimum Royalty Payments
2022	$14,937
2023	8,114
2024	1,600
Thereafter	—
$24,651

Product royalty expense for the years ended December 31, 2021, December 31, 2020, and December 31, 2019 was $33,136, $33,331, and $48,170, respectively.

Related Party Transactions

In the ordinary course of business the Company is involved in transactions with certain of its equity-method investees, primarily for the purchase of finished goods inventory. For the year ended December 31, 2021, the Company purchased $59.5 million. Approximately $30.4 million of these purchases are reflected in finished goods inventory as of December 31, 2021. As of December 31, 2021, the Company had accounts payable of $18.3 million related to such transactions.
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

The Company’s industry segment data for the years ended December 31, 2021, December 31, 2020, and December 31, 2019 are as follows:

	Wholesale	Retail	Consolidated
Year Ended December 31, 2021
Net sales before eliminations	$990,636	$1,769,986	$2,760,622
Eliminations	(589,562)	—	(589,562)
Total revenues	401,074	1,769,986	2,171,060
(Loss) from operations	$(28,492)	$113,124	$84,632
Interest expense, net			87,226
Other expense, net			(614)
Gain on debt refinancing			(1,106)
Loss before income taxes			(874)
Depreciation and amortization	21,778	43,832	65,610
Capital expenditures	(22,572)	(56,650)	(79,222)
Total assets	$1,355,010	$1,356,890	$2,711,900

	Wholesale	Retail	Consolidated
Year Ended December 31, 2020
Net sales before eliminations	$940,228	$1,382,325	$2,322,553
Eliminations	(471,863)	—	(471,863)
Total revenues	$468,365	$1,382,325	$1,850,690
(Loss) from operations	$(303,663)	$(573,838)	$(877,501)
Interest expense, net			77,043
Other expense, net			3,715
Gain on debt refinancing			(273,149)
Income before income taxes			$(685,110)
Depreciation and amortization	$25,813	$50,693	$76,506
Capital expenditures	$(22,206)	$(28,922)	$(51,128)
Total assets	$1,123,322	$1,683,133	$2,806,455

	Wholesale	Retail	Consolidated
Year Ended December 31, 2019
Net sales before eliminations	$1,240,026	$1,751,415	$2,991,441
Eliminations	(642,652)	—	(642,652)
Total revenues	$597,374	$1,751,415	$2,348,789
Income from operations	$4,152	$(421,545)	$(417,393)
Interest expense, net			114,899
Other income, net			1,871
Income before income taxes			$(534,163)
Depreciation and amortization	$27,845	$53,271	$81,116
Capital expenditures	$29,480	$32,253	$61,733
Total assets	$1,912,522	$1,682,797	$3,595,319

Geographic Regions

Export sales of metallic balloons of $55,756, $19,847, and $22,728 during the years ended December 31, 2021, December 31, 2020, and December 31, 2019, respectively, are included in domestic sales to unaffiliated customers below. Intercompany sales between geographic areas primarily consist of sales of finished goods and are generally made at cost plus a share of operating profit.

The Company’s geographic area data follows:

	Domestic	Foreign	Eliminations	Consolidated
Year Ended December 31, 2021
Revenues:
Net sales to unaffiliated customers	$2,095,849	$75,211	$—	$2,171,060
Net sales between geographic areas	17,798	10,067	(27,865)	—
Total revenues	$2,113,647	$85,278	$(27,865)	$2,171,060
(Loss) from operations	$86,095	$(1,463)	$—	$84,632
Interest expense, net				87,226
Other expense, net				(1,720)
(Loss) before income taxes				$(874)
Depreciation and amortization	$63,755	$1,855		$65,610
Total long-lived assets (excluding goodwill, trade names and other intangible assets, net)	$242,396	$5,425		$247,821
Total assets	$2,657,333	$54,567	$—	$2,711,900

	Domestic	Foreign	Eliminations	Consolidated
Year Ended December 31, 2020
Revenues:
Net sales to unaffiliated customers	$1,581,294	$269,396	$—	$1,850,690
Net sales between geographic areas	167,945	113,828	(281,773)	—
Total revenues	$1,749,239	$383,224	$(281,773)	$1,850,690
Income from operations	$(644,338)	$14,189	$(247,352)	$(877,501)
Interest expense, net				77,043
Other expense, net				(269,434)
Income before income taxes				$(685,110)
Depreciation and amortization	$70,586	$5,920		$76,506
Total long-lived assets (excluding goodwill, trade names and other intangible assets, net)	$103,885	$24,746		$128,631
Total assets	$2,518,490	$287,965	$—	$2,806,455

	Domestic	Foreign	Eliminations	Consolidated
Year Ended December 31, 2019
Revenues:
Net sales to unaffiliated customers	$1,977,598	$371,191	$—	$2,348,789
Net sales between geographic areas	57,117	86,811	(143,928)	—
Total revenues	$2,034,715	$458,002	$(143,928)	$2,348,789
Income from operations	$(412,225)	$(5,168)	$—	$(417,393)
Interest expense, net				114,899
Other income, net				1,871
Income before income taxes				$(534,163)
Depreciation and amortization	$72,701	$8,415		$81,116
Total long-lived assets (excluding goodwill, trade names and other intangible assets, net)	$224,692	$26,156		$250,848
Total assets	$3,317,305	$278,014	$—	$3,595,319

Note 20 — Leases

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

Quantitative Disclosures

During the years ended December 31, 2021 and 2020, the Company’s operating lease cost was $181,637 and $189,924, respectively. Such amount excludes impairment charges recorded in conjunction with the Company’s store optimization program (see Note 3 - Store Impairment and Restructuring Charges).

The Company’s variable lease cost during the years ended December 31, 2021 and 2020 were $27,100 and $27,443 respectively.

During the years ended December 31, 2021 and 2020, cash paid for amounts included in the measurement of operating lease liabilities was $223,905 and $140,699, respectively.

During the years ended December 31, 2021 and 2020, right-of-use assets obtained in exchange for new operating lease liabilities were $101,742 and $70,460, respectively.

As of December 31, 2021 and 2020, the weighted-average remaining lease term for operating leases was 5 years and 6 years, respectively, and the weighted-average discount rate for operating leases was 8.6% and 8.6%, respectively.

Future Minimum Operating Lease Payments
2022	$190,126
2023	175,276
2024	150,537
2025	135,788
2026	104,138
Thereafter	313,162
Total undiscounted cash flows	1,069,027
Less: Interest	(296,715)
Total operating lease liability	772,312
Less: Current portion of operating lease liability	(116,437)
Long-term portion of operating lease liability	$655,875

Additionally, the Company had approximately $110 million of future payment obligations related to an executed lease agreement for which the related lease has not commenced as of December 31, 2021.

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

The majority of the Company’s non-financial instruments, which include goodwill, intangible assets, inventories and property, plant and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or at least annually for goodwill and indefinite-lived intangible assets), a non-financial instrument is required to be evaluated for impairment. If the Company determines that the non-financial instrument is impaired, the Company would be required to write down the non-financial instrument to its fair value. See Note 3 — Store Impairment and Restructuring charges and Note 4 – Goodwill for further detail.

The carrying amounts for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximated fair value at December 31, 2021 because of the short-term maturities of the instruments and/or their variable rates of interest.

The carrying amounts and fair values of borrowings under the Term Loan Credit Agreement and the senior notes as of December 31, 2021 are as follows:

	Carrying Amount	Fair Value
8.75% Senior Secured First Lien Notes – due 2026	$750,000	$772,500
6.125% Senior Notes — due 2023	22,924	20,536
6.625% Senior Notes — due 2026	92,254	79,048
First Lien Party City Notes – due 2025	198,004	185,411
First Lien Anagram Notes – due 2025	150,326	167,804
Second Lien Anagram Notes – due 2026	144,619	150,653

The fair values of the Term Loan Credit Agreement and the senior notes represent Level 2 fair value measurements as the debt instruments trade in inactive markets. The carrying amounts for other long-term debt approximated fair value at December 31, 2021 based on the discounted future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturity.

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

The foreign currency exchange contracts are reflected in the consolidated balance sheets at fair value. At December 31, 2020 and 2019, the Company had foreign currency exchange contracts that qualified for hedge accounting. No components of these agreements were excluded in the measurement of hedge effectiveness. As these hedges are 100% effective, there is no current impact on earnings due to hedge ineffectiveness. The Company did not have any foreign currency exchange contracts at December 31, 2021.

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

(a)
PP = Prepaid expenses and other current assets
(b)
AE = Accrued expenses

The following table displays the notional amounts of the Company’s derivatives at December 31, 2020 and December 31, 2019:

Derivative Instrument	December 31, 2020	December 31, 2019
Foreign Exchange Contracts	$3,850	$300

Note 23 — Changes in Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) consisted of the following:

	Year Ended December 31, 2021
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at December 31, 2020	$(31,264)	$1,348	$(29,916)
Other comprehensive (loss) income before reclassifications, net of income tax	(1,784)	77	(1,707)
Release of cumulative foreign currency translation adjustment to net income (loss) as a result of disposition of international operations	36,589	(1,422)	35,167
Amounts reclassified from accumulated other comprehensive loss (income) to the consolidated statement of operations and comprehensive income, net of income tax	—	(3)	(3)
Net current-period other comprehensive income (loss)	34,805	(1,348)	33,457
Balance at December 31, 2021	$3,541	$—	$3,541

	Year Ended December 31, 2020
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at December 31, 2019	$(37,434)	$1,700	$(35,734)
Other comprehensive income before reclassifications, net of income tax	6,170	(495)	5,675
Amounts reclassified from accumulated other comprehensive loss to the consolidated statement of operations and comprehensive income, net of income tax	—	143	143
Net current-period other comprehensive (loss) income	6,170	(352)	5,818
Balance at December 31, 2020	$(31,264)	$1,348	$(29,916)

	Year Ended December 31, 2019
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at December 31, 2018	$(50,056)	$855	$(49,201)
Other comprehensive income (loss) before reclassifications, net of income tax	5,725	106	5,831
Amounts reclassified from accumulated other comprehensive loss to the consolidated statement of operations and comprehensive income, net of income tax	6,897	739	7,636
Net current-period other comprehensive income (loss)	12,622	845	13,467
Balance at December 31, 2019	$(37,434)	$1,700	$(35,734)

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

Other Revenue Topics

During the years ended December 31, 2021, December 31, 2020, and December 31, 2019, impairment losses recognized on receivables and contract assets arising from the Company’s contracts with customers were immaterial.

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

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the years ended December 31, 2021, December 31, 2020, and December 31, 2019:

	Fiscal Year Ended December 31,
	2021	2020	2019
Retail Net Sales:
Party City Stores*	$1,734,261	$1,374,680	$1,700,812
Temporary Stores	35,726	7,645	50,603
Total Retail Revenues	$1,769,987	$1,382,325	$1,751,415
Wholesale Net Sales:
Domestic	$263,661	$238,936	$310,042
International	137,412	229,429	287,332
Total Wholesale Net Sales	$401,073	$468,365	$597,374
Total Consolidated Revenue	$2,171,060	$1,850,690	$2,348,789

* 2021 sales represent in person and online sales of product in stores

The Company maintains allowances for credit losses resulting from the inability of the Company’s customers to make required payments. Judgment is required in assessing the ultimate realization of these receivables, including consideration of the Company’s history of receivable write-offs, the level of past due accounts and the economic status of the Company’s customers. In an effort to identify adverse trends relative to customer economic status, the

Company assesses the financial health of the markets it operates in and performs periodic credit evaluations of its customers and ongoing reviews of account balances and aging of receivables. Amounts are considered past due when payment has not been received within the time frame of the credit terms extended. Write-offs are charged directly against the allowance for credit losses and occur only after all collection efforts have been exhausted. The Company will continue to actively monitor the impact of the COVID-19 pandemic on expected losses. At December 31, 2021 and December 31,2020, the allowance for credit losses was $8,057 and $7,232, respectively.

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

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARTY CITY HOLDCO INC.

(Parent company only)

CONDENSED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2021	December 31, 2020
ASSETS
Other assets (principally investment in and amounts due from wholly- owned subsidiaries)	$82,714	$50,790
Total assets	$82,714	$50,790
LIABILITIES, REDEEMABLE SECURITIES AND STOCKHOLDERS’ EQUITY
Total liabilities	$—	$—
Redeemable securities	—	—
Stockholders’ equity:
Common stock (112,170,944 and 110,781,613 shares outstanding and 124,157,500 and 121,662,540 shares issued at December 31, 2021 and December 31, 2020, respectively)	1,384	1,373
Additional paid-in capital	982,307	971,972
Retained (deficit) earnings	(571,985)	(565,457)
Accumulated other comprehensive income (loss)	3,541	(29,916)
Total stockholders’ equity before common stock held in treasury	415,247	377,972
Less: Common stock held in treasury, at cost (11,986,556 and 11,280,098 shares at December 31, 2021 and December 31, 2020, respectively)	(332,533)	(327,182)
Total stockholders’ equity	82,714	50,790
Total liabilities, redeemable securities and stockholders’ equity	$82,714	$50,790

See accompanying notes to these condensed financial statements.

PARTY CITY HOLDCO INC.

(Parent company only)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Dollars in thousands)

	Fiscal Year Ended December 31,
	2021	2020	2019
Equity in net income of subsidiaries	$(6,528)	$(528,238)	$(532,495)
Net income	$(6,528)	$(528,238)	$(532,495)
Add: Net income attributable to redeemable securities holder	—	—	—
Net income attributable to common shareholders of Party City Holdco Inc.	$(6,528)	$(528,238)	$(532,495)
Other comprehensive (loss) income, net	33,457	5,818	13,467
Comprehensive income	26,929	(522,420)	(519,028)
Comprehensive income attributable to redeemable securities holder	—	—	—
Comprehensive income attributable to common shareholders of Party City Holdco Inc.	$26,929	$(522,420)	$(519,028)

See accompanying notes to these condensed financial statements.

PARTY CITY HOLDCO INC.

(Parent company only)

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Fiscal Year Ended December 31,
	2021	2020	2019
Cash flows provided by (used in) operating activities:
Net income	$(6,528)	$(528,238)	$(532,495)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in net income of subsidiaries	6,528	528,238	532,495
Change in due to/from affiliates	1,678	(49)	(989)
Net cash (used in) provided by operating activities	1,678	(49)	(989)
Cash flows (used in) provided by financing activities:
Treasury stock purchases	(5,351)	(96)	(156)
Exercise of stock options	3,673	145	1,145
Net cash provided by (used in) financing activities	(1,678)	49	989
Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of period	—	—	—
Cash and cash equivalents at end of period	$—	$—	$—

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

SCHEDULE II

PARTY CITY HOLDCO INC.

VALUATION AND QUALIFYING ACCOUNTS

The Years Ended December 31, 2019, December 31, 2020, and December 31, 2021

(Dollars in thousands)

	Beginning Balance	Write-Offs	Additions	Ending Balance
Allowance for Doubtful Accounts:
For the year ended December 31, 2019	$2,933	$470	$2,323	$4,786
For the year ended December 31, 2020	4,786	3,875	6,321	7,232
For the year ended December 31, 2021	7,232	1,744	2,569	8,057
Sales Returns and Allowances:
For the year ended December 31, 2019	$741	$83,474	$83,409	$676
For the year ended December 31, 2020	676	61,935	61,935	676
For the year ended December 31, 2021	676	72,151	72,091	616

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the evaluation performed, management concluded that its internal control over financial reporting, based on the COSO framework, was effective, at the reasonable assurance level, as of December 31, 2021. Our independent registered public accounting firm, Ernst & Young LLP, issued an attestation report on the effectiveness of our internal control over financial reporting. The Ernst & Young LLP report is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item relating to our executive officers is included under the caption “Executive Officers of the Company” in our Proxy Statement related to the 2021 Annual Meeting of Stockholders (the “Proxy Statement”), and is incorporated herein by reference.

The information required by this item relating to our directors and nominees is included under the caption “Proposal 1 — Election of Directors” in our Proxy Statement and is incorporated herein by reference. The information required by this item regarding our Audit Committee is included under the caption “Committees of the Board” in our Proxy Statement and is incorporated herein by reference. We will provide disclosure of delinquent Section 16(a) reports, if any, in our Proxy Statement, and such disclosure, if any, is incorporated herein by reference.

The information required by this item relating to our Code of Business Conduct and Ethics is included under the caption “Corporate Governance Guidelines and Code of Business Conduct and Ethics”.

Item 11. Executive Compensation

The information required by this item relating to director and executive compensation is included under the captions “Director Compensation for 2021,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Fiscal 2021 Compensation Tables,” and “Chief Executive Officer Pay Ratio” will be set forth in our Proxy Statement, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item relating to security ownership of certain beneficial owners and management is included under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our Proxy Statement.

The information required by this item relating to securities authorized for issuance under equity compensation plans is set forth below:

Equity Compensation Plan Information

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	8,026,247	(1)	10.18	(1)	6,831,246
Equity compensation plans not approved by security holders	—		—		—
Total	8,026,247		10.18		6,831,246

(1)
Column (a) includes 1,032,219 outstanding stock options and 6,994,028 restricted stock units. The restricted stock units amount assumes that the maximum number of shares ultimately vest for awards that are performance-based. The weighted-average exercise price in column (b) takes into account the restricted stock units, which have no exercise price.

Item 13. Certain Relationships and Related Party Transactions and Director Independence

The information required by this item relating to review, approval or ratification of transactions with related persons is included under the caption “Certain Relationships and Related Person Transactions” in our Proxy

Statement, and the information required by this item relating to director independence is included under the caption “Board Independence” in our Proxy Statement, and, in each case, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be set forth in our Proxy Statement, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report.

1.
Financial Statements. The financial statements are set forth under Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
2.
Financial Statement Schedules. Schedule I, Condensed Financial Information of Registrant, and Schedule II, Valuation and Qualifying Accounts, is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the financial statements and notes thereto contained in Part II, Item 8, “Financial Statements and Supplementary Data.”

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

4.1

Indenture, dated as of August 19, 2015, among Party City Holdings Inc., as Issuer,and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2015)

4.2

First Supplemental Indenture, dated as of August 19, 2015, among the Guarantors named therein and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.2 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2015)

4.3

Form of 6.125% Senior Notes due 2023 (incorporated by reference to Exhibit 4.1 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2015)

4.4

Second Amended and Restated Stockholders Agreement among Party City Holdco Inc., THL PC Topco, L.P., and certain other stockholders of Party City Holdco Inc. (incorporated by reference to Exhibit 4.5 of Party City Holdco Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2019)

4.5

Amended and Restated Registration Rights Agreement among Party City Holdco Inc., THL PC Topco, L.P., Advent-Party City Acquisition Limited Partnership and certain other stockholders of Party City Holdco Inc. (incorporated by reference to Exhibit 4.1 to Party City Holdco Inc.’s Form 8-K dated April 21, 2015)

4.6

Indenture, dated as of August 2, 2018, among Party City Holdings Inc., as Issuer, and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2018)

4.7

First Supplemental Indenture, dated as of August 2, 2018, among the Guarantors named therein and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.2 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2018)

4.8

Form of 6.625% Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2018)

4.9

Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.10 of Party City Holdco Inc.’s Annual Report on Form 10-K filed on March 12, 2020)

4.10

Indenture, dated as of July 30, 2020, among Party City Holdings Inc., as issuer, the guarantors party thereto and Ankura Trust Company, LLC, as trustee and collateral trustee, relating to Senior Secured First Lien Floating Rate Notes due 2025 (incorporated by reference to Exhibit 4.1 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2020)

4.11

Indenture, dated as of July 30, 2020, among Anagram Holdings LLC, as issuer, Anagram International, Inc., as co-issuer, the guarantors party thereto and Ankura Trust Company, LLC, as trustee and collateral trustee, relating to 15.00% PIK/Cash Senior Secured First Lien Notes due 2025 (incorporated by reference to Exhibit 4.3 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2020)

4.12

Indenture, dated as of July 30, 2020, among Anagram Holdings LLC, as issuer, Anagram International, Inc., as co-issuer, the guarantors party thereto and Ankura Trust Company, LLC, as trustee and collateral trustee, relating to 10.00% PIK/Cash Senior Secured Second Lien Notes due 2026 (incorporated by reference to Exhibit 4.5 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2020)

4.13

Third Supplemental Indenture, dated as of July 30, 2020, among Party City Holdings Inc., the guarantors party thereto and Wilmington Trust National Association, as trustee, relating to 6.125% Senior Notes due 2023 (incorporated by reference to Exhibit 4.7 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2020)

4.14

Second Supplemental Indenture, dated as of July 30, 2020, among Party City Holdings Inc., the guarantors party thereto and Wilmington Trust National Association, as trustee, relating to 6.625% Senior Notes due 2026 (incorporated by reference to Exhibit 4.8 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2020)

4.15

Fourth Supplemental Indenture, dated as of March 3, 2021, among Amscan Custom Injection Molding, LLC and Wilmington Trust National Association, as trustee, relating to 6.125% Senior Notes due 2023 (incorporated by reference to Exhibit 4.16 of Party City Holdco Inc.’s Current Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2021)

4.16

Third Supplemental Indenture, dated as of March 3, 2021, among Amscan Custom Injection Molding, LLC and Wilmington Trust National Association, as trustee, relating to 6.625% Senior Notes due 2026 (incorporated by reference to Exhibit 4.17 of Party City Holdco Inc.’s Current Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2021)

4.17

Indenture, dated as of February 19, 2021, among Party City Holdings Inc., as issuer, the guarantors party thereto, PC Intermediate Holdings, Inc. and Ankura Trust Company, LLC, as trustee and collateral trustee (incorporated by reference to Exhibit 4.1 to Party City Holdco Inc.’s Form 8-K dated February 19, 2021)

4.18	Form of 8.750% Senior Secured First Lien Notes due 2026 (attached as an exhibit to Exhibit 4.18) (incorporated by reference to Exhibit 4.1 to Party City Holdco Inc.’s Form 8-K dated February 19, 2021)

10.1†

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

10.4

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

10.5

Third Amendment to Term Loan Credit Agreement, dated as of June 28, 2019 (incorporated by reference to Exhibit 10.3 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2019)

10.6

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

10.10

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

10.11

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

10.12

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

10.13†

Party City Holdco Amended and Restated 2012 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Party City Holdco Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2019)

10.14†	Party City Holdco Inc. Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.21 to Party City Holdco Inc.’s Registration Statement on Form S-1 dated March 26, 2015)

Party City Holdco Amended and Restated 2012 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 2021)

10.15†

Party City Holdco Inc. Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.2 of Party City Holdco Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 8, 2018)

10.16†

Form of Nonqualified Stock Option Award Agreement (Non-Employee Directors) under the Party City Holdco Inc. Amended and Restated 2012 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.23 to Party City Holdco Inc.’s Registration Statement on Form S-1 dated March 26, 2015)

10.17†

Form of Nonqualified Stock Option Award Agreement (Employees) under the Party City Holdco Inc. Amended and Restated 2012 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.24 to Party City Holdco Inc.’s Registration Statement on Form S-1 dated March 26, 2015)

10.18†

Form of Unrestricted Stock Award Agreement (Non-Employee Directors) under the Party City Holdco Inc. Amended and Restated 2012 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.18 of Party City Holdco Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2018)

10.19†

Form of Restricted Stock Award Agreement (Time and Performance-Based Vesting) under the Party City Holdco Inc. Amended and Restated 2012 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.6 of Party City Holdco Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2019)

10.20†

Form of Restricted Stock Unit Award Agreement (Time and Performance-Based Vesting) under the Party City Holdco Inc. Amended and Restated 2012 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.7 of Party City Holdco Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2019)

10.21†

Form of Non-Employee Director Restricted Stock Unit Agreement under the Party City Holdco Inc. Amended and Restated 2012 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.8 of Party City Holdco Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2019)

10.22†

Purchase and Sale Agreement, dated June 28, 2019, by and between Spirit Realty, L.P. and Amscan Inc., Anagram Eden Prairie Property Holdings LLC, and Amscan NM Land, LLC (incorporated by reference to Exhibit 10.1 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2019)

10.23

Master Lease Agreement, dated June 28, 2019, by and between Spirit Realty, L.P. and Party City Holdings Inc. (incorporated by reference to Exhibit 10.2 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2019)

10.24†

Employment Agreement between Party City Holdings Inc., Party City Holdco Inc. and Todd Vogensen, dated February 3, 2020 (incorporated by reference to Exhibit 10.1 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2020)

10.25

Board Nomination Agreement, dated as of September 11, 2020, between the Company and the Nominating Parties (incorporated by reference to Exhibit 10.1 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2020)

10.26

Form of Nonqualified Stock Option Award Agreement (Employees) under the Party City Holdco Inc. Amended and Restated 2012 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.6 of Party City Holdco Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 12, 2020)

10.27†

Amended and Restated Employment Agreement between Party City Holdings, Inc., Party City Holdco Inc. and Brad Weston dated March 11, 2020 (incorporated by reference to Exhibit 10.30 of Party City Holdco Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2020)

10.28

Amended and Restated Employment Agreement among Party City Holdings Inc., Party City Holdco Inc. and James M. Harrison, dated March 11, 2020 (incorporated by reference to Exhibit 10.2 of Party City Holdco Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2020)

10.29

First Amendment to Amended and Restated Employment Agreement among Party City Holdings Inc., Party City Holdco Inc. and James M. Harrison, dated December 31, 2021 (incorporated by reference to Exhibit 10.2 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2022)

10.30

Consulting Agreement dated March 21, 2019 by and between Party City Holdco Inc. and Michael A. Correale, effective October 1, 2020 (incorporated by reference to Exhibit 10.31 of Party City Holdco Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2021)

21.1*	List of Subsidiaries of Party City Holdco Inc.

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2021 and December 31, 2020; (ii) the Consolidated Statements of Operations and Comprehensive (Loss) Income for the years ended December 31, 2021, 2020 and 2019; (iii) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2021, 2020 and 2019; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019; and (v) the Notes to the Consolidated Financial Statements.

104.1*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

† Management contract of compensatory plan or arrangement

* Filed herewith.

** Furnished and not filed.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARTY CITY HOLDCO INC.

	By:	/s/ Todd Vogensen
Todd Vogensen
Chief Financial Officer
Date: February 28, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brad Weston Brad Weston	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2022

/s/ Todd Vogensen Todd Vogensen	Chief Financial Officer (Principal Financial Officer)	February 28, 2022

/s/Cheryl de Mesa Graziano	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2022
Cheryl de Mesa Graziano

/s/ Norman S. Matthews Norman S. Matthews	Chairman of the Board and Director	February 28, 2022

/s/ James M. Harrison James M. Harrison	Director	February 28, 2022

/s/ Joel Alsfine Joel Alsfine	Director	February 28, 2022

/s/ Steven J. Collins Steven J. Collins	Director	February 28, 2022

/s/ James G. Conroy James G. Conroy	Director	February 28, 2022

/s/ William S. Creekmuir William S. Creekmuir	Director	February 28, 2022

/s/ Sarah Dodds-Brown Sarah Dodds-Brown	Director	February 28, 2022
/s/ Jennifer Fleiss Jennifer Fleiss	Director	February 28, 2022
/s/ John A. Frascotti John A. Frascotti	Director	February 28, 2022

/s/ Michelle Millstone-Shroff Michelle Millstone-Shroff	Director	February 28, 2022