Form 10-Q
period 2022-03-31
Party City Holdco Inc.
filed 2022-05-09
CIK 1592058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 28, 2022, 112,492,976 shares of the Registrant’s common stock were outstanding.

PARTY CITY HOLDCO INC.

Form 10-Q

March 31, 2022

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2022	December 31, 2021	March 31, 2021
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,645	$47,914	$83,806
Accounts receivable, net	85,280	93,301	81,658
Inventories, net	517,459	443,295	428,316
Prepaid expenses and other current assets	69,668	57,656	47,803
Income tax receivable	55,614	56,317	68,632
Total current assets	760,666	698,483	710,215
Property, plant and equipment, net	224,134	221,870	214,698
Operating lease asset	729,587	693,875	687,214
Goodwill	664,943	664,296	659,865
Trade names	383,761	383,737	383,733
Other intangible assets, net	22,319	23,687	29,912
Other assets, net	25,425	25,952	9,832
Total assets	$2,810,835	$2,711,900	$2,695,469
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$209,112	$84,181	$142,859
Accounts payable	188,842	161,736	127,812
Accrued expenses	144,397	195,531	146,742
Current portion of operating lease liability	119,384	116,437	150,860
Income taxes payable	10,409	10,801	—
Current portion of long-term obligations	928	1,373	1,359
Total current liabilities	673,072	570,059	569,632
Long-term obligations, excluding current portion	1,346,724	1,351,189	1,358,495
Long-term portion of operating lease liability	681,949	655,875	628,217
Deferred income tax liabilities, net	28,067	29,195	31,036
Other long-term liabilities	23,266	22,868	33,195
Total liabilities	2,753,078	2,629,186	2,620,575
Commitments and contingencies
Stockholders’ equity:
Common stock (112,463,647, 112,170,944 and 111,258,890 shares outstanding and 124,607,064, 124,157,500 and 122,573,377 shares issued at March 31, 2022, December 31, 2021, and March 31, 2021, respectively)	1,384	1,384	1,383
Additional paid-in capital	984,060	982,307	976,037
Accumulated deficit	(598,874)	(571,985)	(579,486)
Accumulated other comprehensive income	4,473	3,541	5,134
Total Party City Holdco Inc. stockholders’ equity before common stock held in treasury	391,043	415,247	403,068
Less: Common stock held in treasury, at cost (12,143,417, 11,986,556 and 11,314,487 shares at March 31, 2022, December 31, 2021, and March 31, 2021, respectively)	(333,286)	(332,533)	(327,388)
Total Party City Holdco Inc. stockholders’ equity	57,757	82,714	75,680
Noncontrolling interests	—	—	(786)
Total stockholders’ equity	57,757	82,714	74,894
Total liabilities and stockholders’ equity	$2,810,835	$2,711,900	$2,695,469

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Net sales	$432,976	$426,807
Cost of sales	294,968	274,521
Gross profit	138,008	152,286
Selling, general and administrative expenses**	158,060	149,021
Loss on disposal of assets in international operations	—	3,211
(Loss) income from operations	(20,052)	54
Interest expense, net	23,395	17,214
Other (income) expense, net	(203)	427
(Loss) before income taxes	(43,244)	(17,587)
Income tax (benefit)	(16,355)	(3,469)
Net (loss)	(26,889)	(14,118)
Less: Net (loss) attributable to noncontrolling interests	—	(54)
Net (loss) attributable to common shareholders of Party City Holdco Inc.	$(26,889)	$(14,064)
Net (loss) per share attributable to common shareholders of Party City Holdco Inc.–Basic	$(0.24)	$(0.13)
Net (loss) per share attributable to common shareholders of Party City Holdco Inc.–Diluted	$(0.24)	$(0.13)
Weighted-average number of common shares-Basic	112,407,040	110,917,349
Weighted-average number of common shares-Diluted	112,407,040	110,917,349
Dividends declared per share	$—	$—
Comprehensive (loss) income	$(25,937)	$20,937
Less: Comprehensive (loss) attributable to noncontrolling interests	—	(84)
Comprehensive (loss) income attributable to common shareholders of Party City Holdco Inc.	$(25,937)	$21,021
** Consists of wholesale selling expenses, retail operating expenses, art and development costs and general and administrative expenses, which were reported separately in the prior year.

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Party City Holdco Inc. Stockholders’ Equity Before Common Stock Held In Treasury	Common Stock Held In Treasury	Total Party City Holdco Inc. Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
Balance at December 31, 2021	$1,384	$982,307	$(571,985)	$3,541	$415,247	$(332,533)	$82,714	$—	$82,714
Net (loss)	—	—	(26,889)	—	(26,889)	—	(26,889)	—	(26,889)
Stock-based compensation**	—	1,733	—	—	1,733	—	1,733	—	1,733
Treasury stock purchases	—	—	—	—	—	(753)	(753)	—	(753)
Foreign currency adjustments	—	20	—	932	952	—	952	—	952
Balance at March 31, 2022	$1,384	$984,060	$(598,874)	$4,473	$391,043	$(333,286)	$57,757	$—	$57,757

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Party City Holdco Inc. Stockholders’ Equity Before Common Stock Held In Treasury	Common Stock Held In Treasury	Total Party City Holdco Inc. Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
Balance at December 31, 2020	$1,373	$971,972	$(565,457)	$(29,916)	$377,972	$(327,182)	$50,790	$(269)	$50,521
Net (loss)	—	—	(14,064)	—	(14,064)	—	(14,064)	(54)	(14,118)
Stock-based compensation**	—	1,230	—	—	1,230	—	1,230	—	1,230
Warrant expense (see Note 15 – Kazzam, LLC)	4	(4)	—	—	—	—	—	—	—
Disposed non-controlling interest	—	—	—	—	—	—	—	(487)	(487)
Treasury stock purchases	—	—	—	—	—	(206)	(206)	—	(206)
Exercise of stock options	6	2,849	—	—	2,855	—	2,855	—	2,855
Foreign currency adjustments	—	(10)	35	36,398	36,423	—	36,423	24	36,447
Impact of foreign exchange contracts, net	—	—	—	(1,348)	(1,348)	—	(1,348)	—	(1,348)
Balance at March 31, 2021	$1,383	$976,037	$(579,486)	$5,134	$403,068	$(327,388)	$75,680	$(786)	$74,894

** Stock-based compensation consists of stock-option expense – time-based, restricted stock units – time-based, restricted stock units – performance-based and directors – non-cash compensation, which were shown separately in prior years.

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows (used in) operating activities:
Net (loss)	$(26,889)	$(14,118)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization expense	15,860	17,944
Amortization of deferred financing costs and original issuance discounts	1,271	863
Provision for doubtful accounts	945	696
Deferred income tax (benefit)	(1,135)	(3,386)
Change in operating lease liability/asset	(6,723)	(37,556)
Undistributed loss in equity method investments	310	336
Loss on disposal of assets	153	110
Loss on disposal of assets in international operations	—	3,211
Goodwill, intangibles and long-lived assets impairment	2,154	—
Stock-based compensation**	1,733	1,230
Loss on debt refinancing	—	226
Changes in operating assets and liabilities:
Decrease in accounts receivable	7,255	2,952
Increase in inventories	(75,596)	(17,565)
Increase in prepaid expenses and other current assets	(11,205)	(8,768)
(Decrease) increase in accounts payable, accrued expenses and income taxes payable	(24,958)	5,014
Net cash (used in) operating activities	(116,825)	(48,811)
Cash flows (used in) investing activities:
Cash paid in connection with acquisitions, net of cash acquired	(7)	—
Capital expenditures	(18,620)	(22,184)
Proceeds from disposal of property and equipment	1,610	—
Proceeds from sale of international operations, net of cash disposed	—	20,556
Net cash (used in) investing activities	(17,017)	(1,628)
Cash flows provided by (used in) financing activities:
Repayment of loans, notes payable and long-term obligations	(5,518)	(792,849)
Proceeds from loans, notes payable and long-term obligations	124,759	794,750
Treasury stock purchases	(753)	(206)
Exercise of stock options	—	2,855
Debt issuance costs	—	(21,437)
Net cash provided by (used in) financing activities	118,488	(16,887)
Effect of exchange rate changes on cash and cash equivalents	85	(177)
Net (decrease) in cash and cash equivalents and restricted cash	(15,269)	(67,503)
Change in cash classified within current assets held for sale	—	31,628
Cash and cash equivalents and restricted cash at beginning of period*	48,914	119,681
Cash and cash equivalents and restricted cash at end of period*	$33,645	$83,806
Supplemental disclosure of cash flow information:
Cash paid during the period for interest expense	$41,173	$20,309
Cash (received) paid during the period for income taxes, net of refunds	$(421)	$127

*Includes $1,000 of restricted cash at March 31, 2022 and December 31, 2021. There was no restricted cash as of March 31, 2021. The Company records restricted cash in other assets, net as presented in the consolidated balance sheet at March 31, 2022 and December 31, 2021.

** Stock-based compensation consists of stock-option expense – time-based, restricted stock units – time-based, restricted stock units – performance-based and directors – non-cash compensation, which were shown separately in prior years.

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

Note 2 – Basis of Presentation and Recently Issued Accounting Pronouncements

The unaudited condensed consolidated financial statements of the Company include the accounts of the Company and its majority-owned and controlled entities. All intercompany balances and transactions have been eliminated. The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the more detailed financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included in the unaudited condensed consolidated financial statements.

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

Recently Issued Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, which provides guidance providing optional expedients and exceptions for applying U.S. generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. Additionally, in January 2021, the FASB issued ASU 2021-01, which allows entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates. The Company has evaluated this guidance and it did not have an impact on our consolidated financial statements.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities About Government Assistance, which requires entities to provide disclosures on material government assistance transactions for annual reporting periods. The disclosures include information around the nature of the assistance, the related accounting policies used to account for government assistance, the effect of government assistance on the entity’s financial statements, and any significant terms and conditions of the agreements, including commitments and contingencies. The new standard became effective for the Company on January 1, 2022 and only impacts annual financial statement footnote disclosures. The adoption did not have a material effect on our consolidated financial statements.

Note 3 – Disposition of Assets

In December 2021, the Company announced the closure of a manufacturing facility in New Mexico. The facility ceased operations in February 2022. In December 2021, the Company recorded charges of $11,545, consisting primarily of equipment and inventory impairments of $8,650 and $2,425, respectively, and severance and other costs of $470. During the three months ended March 31, 2022, additional charges of $2,154 were recorded.

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

Note 4 – Inventories, net

Inventories, net consisted of the following:

	March 31, 2022	December 31, 2021	March 31, 2021
Finished goods	$471,988	$393,609	$386,108
Raw materials	24,257	25,624	23,618
Work in process	21,214	24,062	18,589
	$517,459	$443,295	$428,316

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

In the ordinary course of business the Company is involved in transactions with certain of its equity-method investees, primarily for the purchase of finished goods inventory. For the three months ended March 31, 2022, the Company purchased $13.9 million. As of March 31, 2022, approximately $36.2 million of these purchases are reflected in finished goods inventory with accounts payable of $22.9 million related to such transactions.

Note 5 – Income Taxes

The effective income tax rate for the three months ended March 31, 2022 of 37.8% is different from the statutory rate of 21.0% primarily due to state taxes, and valuation allowance resulting from interest carryforward deductions limited by IRC Section 163(j).

Note 6 – Changes in Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended March 31, 2022
	Foreign Currency Translation Adjustments	Total, Net of Taxes
Balance at December 31, 2021	$3,541	$3,541
Other comprehensive income before reclassifications, net of tax	932	932
Net current-period other comprehensive income	932	932
Balance at March 31, 2022	$4,473	$4,473

	Three Months Ended March 31, 2021
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at December 31, 2020	$(31,264)	$1,348	$(29,916)
Other comprehensive income (loss) before reclassifications, net of tax	(191)	77	(114)
Release of cumulative foreign currency translation adjustment to net loss as a result of disposition of international operations	36,589	(1,422)	35,167
Amounts reclassified from accumulated other comprehensive (loss) income to the condensed consolidated statement of operations and comprehensive income (loss), net of income tax	—	(3)	(3)
Net current-period other comprehensive income (loss)	36,398	(1,348)	35,050
Balance at March 31, 2021	$5,134	$—	$5,134

Note 7 – Capital Stock

At March 31, 2022, the Company’s authorized capital stock consisted of 300,000,000 shares of $0.01 par value common stock and 15,000,000 shares of $0.01 par value preferred stock.

Note 8 – Segment Information

Industry Segments

The Company has two reportable operating segments. The Wholesale segment designs, manufactures, contracts for manufacture and distributes party goods, including paper and plastic tableware, metallic and latex balloons, Halloween and other costumes, accessories, novelties and stationery throughout the world. The Retail segment operates specialty retail party supply stores in the United States, principally under the names Party City and Halloween City, and it operates e-commerce websites, principally through the domain name PartyCity.com. The company's reportable operating segment data for the three months ended March 31, 2022 and 2021 was as follows:

	Wholesale	Retail	Consolidated
Three Months Ended March 31, 2022
Net sales before eliminations	$239,680	$340,951	$580,631
Eliminations	(147,655)	—	(147,655)
Net sales	92,025	340,951	432,976
Gross profit	$24,642	$113,366	$138,008
Income (loss) from operations	$3,501	$(23,553)	$(20,052)
Interest expense, net			23,395
Other (income), net			(203)
(Loss) before income taxes			$(43,244)

	Wholesale	Retail	Consolidated
Three Months Ended March 31, 2021
Net sales before eliminations	$212,137	$333,282	$545,419
Eliminations	(118,612)	—	(118,612)
Net sales	93,525	333,282	426,807
Gross profit	$29,108	$123,178	$152,286
(Loss) income from operations	$(592)	$646	$54
Interest expense, net			17,214
Other expense, net			427
(Loss) before income taxes			$(17,587)

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

Note 10 – Derivative Financial Instruments

The Company is directly and indirectly affected by changes in certain market conditions. These changes in market conditions may adversely impact the Company’s financial performance and are referred to as market risks. The Company, when deemed appropriate, uses derivatives as a risk management tool to mitigate the potential impact of certain market risks. The primary market risks managed through the use of derivative financial instruments are interest rate risk and foreign currency exchange rate risk. The Company did not have any foreign currency exchange contracts at March 31, 2022 or 2021.

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

During 2017, the Company and Ampology, a subsidiary of Trivergence, reached an agreement to form a new legal entity, Kazzam, LLC (“Kazzam”), for the purpose of designing, developing and launching an online exchange platform for party-related services. As part of Ampology’s compensation for designing, developing and launching the exchange platform, Ampology received an ownership interest in Kazzam. The interest had been recorded as redeemable securities in the mezzanine of the Company’s consolidated balance sheet as Ampology had the right to cause the Company to purchase the interest. The liability was adjusted to the greater of the current fair value or the original fair value at the time at which the ownership interest was issued (adjusted for any subsequent changes in the ownership interest percentage). On March 23, 2020, the Company purchased all of Ampology’s interest in Kazzam. Refer to Note 15 – Kazzam, LLC for further detail.

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

The carrying amounts for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximated fair value at March 31, 2022 because of the short-term maturities of the instruments and/or their variable rates of interest.

The carrying amounts and fair values of borrowings under the Term Loan Credit Agreement and the Company’s senior notes as of March 31, 2022 are as follows:

	March 31, 2022
	Gross Carrying Amount	Fair Value
8.75% Senior Secured First Lien Notes – due 2026	$750,000	$708,750
6.125% Senior Notes – due 2023	22,924	21,147
6.625% Senior Notes – due 2026	92,254	73,919
First Lien Party City Notes – due 2025	193,501	172,942
First Lien Anagram Notes – due 2025	149,537	159,631
Second Lien Anagram Notes – due 2026	144,625	150,229

The fair values represent Level 2 fair value measurements as the debt instruments trade in inactive markets. The carrying amounts for other long-term debt approximated fair value at March 31, 2022 based on the discounted future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturity.

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

Basic and diluted loss per share is as follows:

	Three Months Ended March 31,
	2022	2021
Net (loss) attributable to common shareholders of Party City Holdco Inc.	$(26,889)	$(14,064)
Weighted average shares - Basic	112,407,040	110,917,349
Effect of dilutive securities:
Warrants	—	—
Restricted stock units	—	—
Stock options	—	—
Weighted average shares - Diluted	112,407,040	110,917,349
Net (loss) per share attributable to common shareholders of Party City Holdco Inc. - Basic	$(0.24)	$(0.13)
Net (loss) per share attributable to common shareholders of Party City Holdco Inc. - Diluted	$(0.24)	$(0.13)

During the three months ended March 31, 2022, 4,819,273 restricted stock units, 4,146,742 performance restricted stock units and 1,800,535 stock options were excluded from the calculation of net loss per share attributable to common shareholders of Party City Holdco Inc. – diluted as they were anti-dilutive. During the three months ended March 31, 2021, 657,920 restricted stock units, 2,853,716 performance restricted stock units and 2,808,395 stock options were excluded from the calculation of net loss per share attributable to common shareholders of Party City Holdco Inc. – diluted as they were anti-dilutive.

Note 13 – Current and Long-Term Obligations

Long-term obligations at March 31, 2022, December 31, 2021 and March 31, 2021 consisted of the following:

	March 31, 2022				December 31, 2021	March 31, 2021
	Principal Amount	Gross Carrying Amount	Deferred Financing Costs	Net Carrying Amount	Net Carrying Amount	Net Carrying Amount
8.75% Senior Secured First Lien Notes – due 2026	$750,000	$750,000	$(16,185)	$733,815	$732,957	$730,508
6.125% Senior Notes – due 2023	22,924	22,924	(76)	22,848	22,834	22,792
6.625% Senior Notes – due 2026	92,254	92,254	(627)	91,627	91,591	91,483
First Lien Party City Notes – due 2025	161,669	193,501	—	193,501	198,004	202,657
First Lien Anagram Notes – due 2025	118,699	149,537	(706)	148,831	149,569	150,568
Second Lien Anagram Notes – due 2026	93,613	144,625	—	144,625	144,619	148,159
Finance lease obligations	12,405	12,405	—	12,405	12,988	13,687
Total long-term obligations	1,251,564	1,365,246	(17,594)	1,347,652	1,352,562	1,359,854
Less: current portion	(928)	(928)	—	(928)	(1,373)	(1,359)
Long-term obligations, excluding current portion	$1,250,636	$1,364,318	$(17,594)	$1,346,724	$1,351,189	$1,358,495

Prior to April 2019, the Company had a $540,000 asset-based revolving credit facility (with a seasonal increase to $640,000 during a certain period of each calendar year) (the “ABL Facility”), which matures during August 2023 (subject to a springing maturity at an earlier date if the maturity date of certain of the Company’s other debt has not been extended or refinanced). It provides for (a) revolving loans, subject to a borrowing base, and (b) letters of credit, in an aggregate face amount at any time outstanding not to exceed $50,000. During April 2019, the Company amended the ABL Facility. Such amendment removed the seasonal component and made the ABL Facility a $640,000 facility with no seasonal modification component. In connection with the refinancing, PCHI (1) reduced the ABL revolving commitments and prepaid the outstanding ABL revolving loans, in each case, in an aggregate principal amount equal to $44,000 in accordance with the ABL Facility credit agreement, and (2) designated Anagram Holdings and each of its subsidiaries as an unrestricted subsidiary under the ABL Facility and the Term Loan Credit Agreement. Additionally, in February 2021 in conjunction with the transaction discussed below, the Company amended the ABL Facility by reducing the commitments to $475,000 and extending the maturity to February 2026, or earlier as provided for in the agreement. On March 18, 2022, the ABL Facility was further amended. The amendment modified certain eligibility criteria with respect to the inventory component of the borrowing base. The changes lengthen the permitted in-transit time for eligible in-transit inventory being shipped from a location outside of the United States, subject to a cap on the aggregate amount of foreign in-transit inventory that is eligible to be reflected in the borrowing base.

PCHI had approximately $75.2 million, $192.4 million and $129.3 million of availability under the ABL Facility as of March 31, 2022, December 31, 2021 and March 31, 2021, respectively. As discussed further below, Anagram had a separate asset-based revolving credit facility and there was approximately $14.4 million of availability under the Anagram ABL Facility as of March 31, 2022.

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

Note 14 – Revenue from Contracts with Customers

The following table summarizes revenue from contracts with customers for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Retail Net Sales:
North American Party City Stores	$339,399	$330,045
Other	1,552	3,237
Total Retail Net Sales	$340,951	$333,282
Wholesale Net Sales:
Domestic	$62,209	$55,357
International	29,816	38,168
Total Wholesale Net Sales	$92,025	$93,525
Total Consolidated Sales	$432,976	$426,807

The Company maintains allowances for credit losses resulting from the inability of the Company’s customers to make required payments. Judgment is required in assessing the ultimate realization of these receivables, including consideration of the Company’s history of receivable write-offs, the level of past due accounts and the economic status of the Company’s customers. In an effort to identify adverse trends relative to customer economic status, the Company assesses the financial health of the markets it operates in and performs periodic credit evaluations of its customers and ongoing reviews of account balances and aging of receivables. Amounts are considered past due when payment has not been received within the time frame of the credit terms extended. Write-offs are charged directly against the allowance for credit losses and occur only after all collection efforts have been exhausted. The Company will continue to actively monitor the impact of the COVID-19 pandemic on expected losses. At March 31, 2022, December 31, 2021 and March 31, 2021, the allowance for credit losses was $8,096, $8,057 and $7,499, respectively.

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

During the first quarter of 2021, Ampology exercised a warrant in a cashless redemption transaction which is reflected in the consolidated statement of stockholders’ equity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References throughout this document to the “Company” include Party City Holdco Inc. and its subsidiaries. In this document the words “we,” “our,” “ours” and “us” refer only to the Company and its subsidiaries and not to any other person.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of federal and state securities laws. Disclosures that use words such as the company “believes,” “anticipates,” “expects,” “estimates,” “intends,” “will,” “may” or “plans” and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report are based on management’s good-faith belief and reasonable judgment based on current information, and these statements are qualified by important risks and uncertainties, many of which are beyond our control, that could cause our actual results to differ materially from those forecasted or indicated by such forward-looking statements. These risks and uncertainties include: our ability to compete effectively in a competitive industry; fluctuations in commodity prices; successful implementation of our store growth strategy; decreases in our Halloween sales; product recalls or product liability; continuing changes in general economic conditions, and the impact on consumer confidence and consumer spending, including inflationary pressures; the continuing impact of COVID-19 on our global supply chain, retail store operations and customer demand; labor and material shortages and investments; disruption to the transportation system or increases in transportation costs; the impact of inflation on consumer spending; new interpretations of or changes to current accounting rules; our ability to anticipate consumer preferences and buying trends; dependence on timely introduction and customer acceptance of our merchandise; changes in consumer spending based on weather, political, competitive and other conditions beyond our control; delays in store openings; competition from companies with concepts or products similar to ours; timely and effective sourcing of merchandise from our foreign and domestic vendors and delivery of merchandise through our supply chain to our stores and customers; loss or actions of third party vendors and loss of the right to use licensed material; disruptions at our manufacturing facilities; effective inventory management; our ability to manage customer returns; successful catalog management, including timing, sizing and merchandising; uncertainties in e-marketing, infrastructure and regulation; multi-channel and multi-brand complexities; our ability to introduce new brands and brand extensions; challenges associated with our increasing global presence; dependence on external funding sources for operating capital; disruptions in the financial markets; our ability to control employment, occupancy and other operating costs; our ability to improve our systems and processes; changes to our information technology infrastructure; general political, economic and market conditions and events, including war, conflict or acts of terrorism; the impact of tariffs and our ability to mitigate impacts; and the additional risks and uncertainties set forth in “Risk Factors” in Party City’s Annual Report on Form 10-K for the year ended December 31, 2021, in Item 1A of Part II of this report, and in subsequent reports filed with or furnished to the Securities and Exchange Commission. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, outlook, guidance, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. Except as may be required by any applicable laws, Party City assumes no obligation to publicly update or revise such forward-looking statements, which are made as of the date hereof or the earlier date specified herein, whether as a result of new information, future developments or otherwise.

Business Overview

Our Company

We are a leading party goods company by revenue in North America and, we believe, the largest vertically integrated supplier of decorated party goods globally by revenue. We are a popular one-stop shopping destination for party supplies, balloons, and costumes. In addition to being a great retail brand, we are a global, world-class organization that combines state-of-the-art manufacturing and sourcing operations and sophisticated wholesale operations with a multi-channel retailing strategy and e-commerce retail operations. We design, manufactures, sources and distributes party goods, including paper and plastic tableware, metallic and latex balloons, Halloween and other costumes, accessories, novelties, gifts and stationery throughout the world. Our retail operations include approximately 830 specialty retail party supply stores (including franchise stores) throughout North America operating under the names Party City and Halloween City, and e-commerce websites, principally through the domain name PartyCity.com.

In addition to our retail operations, we are also one of the largest global designers, manufacturers and distributors of decorated consumer party products, with items found in retail outlets worldwide, including independent party supply stores, mass merchants, grocery retailers, e-commerce merchandisers and dollar stores.

How We Assess the Performance of Our Company

In assessing the performance of our company, we consider a variety of performance and financial measures for our two reportable operating segments, Retail and Wholesale. These key measures include revenues and gross profit, comparable retail same-store sales and operating expenses. We also review other metrics such as adjusted net income (loss), adjusted net income (loss) per common share – diluted and adjusted EBITDA. For a discussion of our use of these measures and a reconciliation of adjusted net income (loss) and adjusted EBITDA to net income (loss), please refer to “Financial Measures - Adjusted EBITDA,” “Financial Measures - Adjusted Net Income (Loss)” and “Financial Measures - Adjusted Net Income (Loss) Per Common Share – Diluted” and “Results of Operations” below.

Segments

We have two reportable operating segments: Retail and Wholesale.

Our retail segment generates revenue primarily through the sale of our party supplies, which are sold under the Amscan, Anagram and Costumes USA brand names through Party City, Halloween City and PartyCity.com. For the three months ended March 31, 2022, 78.6% of the product that was sold by our retail segment was supplied by our wholesale segment and 31.1 % of the product that was sold by our retail segment was self-manufactured.

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

Comparable Same-Store Sales. The growth in same-store sales represents the percentage change in same-store sales in the period presented compared to the prior year. Same-store sales exclude the net sales of a store for any period if the store was not open during the same period of the prior year. Acquired stores are excluded from same-store sales until they are converted to the Party City format and included in our sales for the comparable period of the prior year. Comparable sales are calculated based upon stores that were open at least thirteen full months as of the end of the applicable reporting period and do not exclude stores closed due to state regulations regarding COVID-19. When a store is reconfigured or relocated within the same general territory, the store continues to be treated as the same store. If, during the period presented, a store was closed, sales from that store up to and including the closing day are included as same-store sales as long as the store was open during the same period of the prior year. Same-store sales for the Party City brand include North American retail e-commerce sales.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses include wholesale selling expenses, retail operating expenses, and art and development costs. Wholesale selling expenses include the costs associated with our wholesale sales and marketing efforts, including merchandising and customer service. Costs include the salaries and benefits of the related work force, including sales-based bonuses and commissions. Other costs include catalogues, showroom expenses, travel and other operating costs. Certain selling expenses, such as sales-based bonuses and commissions, vary in proportion to sales, while other costs vary based on other factors, such as our marketing efforts, or are largely fixed and do not necessarily increase as sales volumes increase. Retail operating expenses include all of the costs associated with retail store operations, excluding occupancy-related costs included in cost of sales. Costs include store payroll and benefits, advertising, supplies and credit card costs. Retail expenses are largely variable but do not necessarily vary in proportion to net sales. Art and development costs include the costs associated with art production, creative development and product management. and all operating costs and franchise expenses not included elsewhere in the statement of operations and comprehensive income (loss). Costs include the salaries and benefits of the related work force. These expenses generally do not vary proportionally with net sales. Selling, general and administrative expenses also include all operating costs and franchise expenses not included elsewhere in the statement of operations and comprehensive income (loss). These expenses include payroll and other expenses related to operations at our corporate offices, including occupancy costs, related depreciation and amortization, legal and professional fees, stock and equity-based compensation and data-processing costs. These expenses generally do not vary proportionally with net sales.

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

Results of Operations

Overview

The Company experienced revenue growth despite the impact of the COVID-19 Omicron variant earlier in the quarter. Our loss from operations was affected by higher costs, including greater freight and commodity costs. We expect supply chain and inflationary headwinds to continue through the rest of fiscal year 2022. While we navigate this near-term turbulence in costs, we are being thoughtful with our mitigating actions on pricing, and we are continuing to focus on our strategic priorities of enhancements to customer engagement as well as digital, IT and supply chain.

Three Months Ended March 31, 2022 Compared To Three Months Ended March 31, 2021

The following table sets forth the Company’s operating results and operating results as a percentage of total net sales for the three months ended March 31, 2022 and 2021.

	Three months ended March 31,
	2022		2021
	(Dollars in thousands)
Net sales	$432,976	100.0%	$426,807	100.0%
Cost of sales	294,968	68.1	274,521	64.3
Gross profit	138,008	31.9	152,286	35.7
Selling, general and administrative expenses**	158,060	36.5	149,021	34.9
Loss on disposal of assets in international operations	—	—	3,211	0.8
(Loss) income from operations	(20,052)	(4.6)	54	—
Interest expense, net	23,395	5.4	17,214	4.0
Other (income) expense, net	(203)	—	427	0.1
(Loss) before income taxes	(43,244)	(10.0)	(17,587)	(4.1)
Income tax (benefit)	(16,355)	(3.8)	(3,469)	(0.8)
Net (loss)	(26,889)	(6.2)	(14,118)	(3.3)
Less: Net (loss) attributable to noncontrolling interests	—	—	(54)	—
Net (loss) attributable to common shareholders of Party City Holdco Inc.	$(26,889)	(6.2)%	$(14,064)	(3.3)%
Net (loss) per share attributable to common shareholders of Party City Holdco Inc.–Basic	$(0.24)		$(0.13)
Net (loss) per share attributable to common shareholders of Party City Holdco Inc.–Diluted	$(0.24)		$(0.13)

** Consists of wholesale selling expenses, retail operating expenses, art and development costs and general and administrative expenses, which were reported separately in the prior year.

	Three months ended March 31,
	2022	2021
(Dollars in thousands)
Net (loss)	$(26,889)	$(14,118)
Interest expense, net	23,395	17,214
Income tax (benefit)	(16,355)	(3,469)
Depreciation and amortization	15,860	17,944
EBITDA	(3,989)	17,571
Inventory restructuring and early lease terminations (f)	—	3,138
Other restructuring, retention and severance (a)	—	2,051
Goodwill, intangibles and long-lived assets impairment (b)	2,154	—
Deferred rent (c)	2,525	1,526
Closed store expense (d)	987	1,593
Foreign currency (gains), net	(281)	(539)
Stock-based compensation - employee**	1,712	1,282
Undistributed loss in equity method investments	310	336
Gain on sale of property, plant and equipment	(119)	—
COVID - 19 (e)	—	615
Inventory disposal reserve	621	—
Loss on sale of business	—	3,211
Net loss on debt repayment (g)	—	226
Other	684	1,409
Adjusted EBITDA	$4,604	$32,419

** Stock-based compensation consists of stock-option expense – time-based, restricted stock units – time-based and restricted stock units – performance-based, which were shown separately in prior years.

	Three months ended March 31,
	2022	2021
(Dollars in thousands, except per share amounts)
(Loss) before income taxes	$(43,244)	$(17,587)
Intangible asset amortization	1,544	2,477
Amortization of deferred financing costs and original issuance discounts	1,271	863
Other restructuring, retention and severance (a)	—	1,936
Goodwill, intangibles and long-lived assets impairment (b)	2,154	—
Stock option expense	85	113
Restricted stock unit and restricted cash awards expense – performance-based	569	817
COVID - 19 (e)	—	615
Loss on disposal of assets	—	3,211
Inventory disposal reserve	621	764
Adjusted (loss) before income taxes	(37,000)	(6,791)
Adjusted income tax (benefit) (h)	(12,321)	(1,382)
Adjusted net (loss)	$(24,679)	$(5,409)
Adjusted net (loss) per common share – diluted	$(0.22)	$(0.05)
Weighted-average number of common shares-diluted	112,407,040	110,917,349

(a)
Amounts expensed principally relate to severance due to organizational changes.
(b)
In December 2021, the Company announced the closure of a manufacturing facility in New Mexico that ceased operations in February 2022. As a result, the Company recorded related shutdown charges (see Note 3, Disposition of Assets in Item 1, “Condensed Consolidated Financial Statements (Unaudited)” in the Quarterly Report on Form 10-Q).
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

(f)
Costs incurred for early lease terminations and a merchandise transformation project to transition and optimize stores to the reduced SKU assortment levels.
(g)
The Company recognized net gain on debt repayment in 2021.
(h)
Represents income tax expense/benefit after excluding the specific tax impacts for each of the pre-tax adjustments. The tax impacts for each of the adjustments were determined by applying to the pre-tax adjustments the effective income tax rates for the specific legal entities in which the adjustments were recorded.

Reconciliation of Adjusted Third-Party Wholesale Sales

	Three Months Ended March 31,
	2022	2021	Percent Variance
Wholesale third-party sales	$92,025	$93,524	(1.6)%
Third-party sales of divested entities	—	(13,165)
Adjusted Wholesale third-party sales	$92,025	$80,360	14.5%

Sales

Total net sales for the first quarter of 2022 were $433.0 million and were $6.2 million, or 1.4%, higher than the first quarter of 2021. The following table sets forth the Company’s total net sales for the three months ended March 31, 2022 and 2021.

	Three months ended March 31,
	2022		2021
	Dollars in Thousands	Percentage of Net sales	Dollars in Thousands	Percentage of Net sales
Net sales:
Wholesale	$239,680	55.4%	$212,137	49.7%
Eliminations	(147,655)	(34.1)	(118,612)	(27.8)
Net wholesale	92,025	21.3	93,525	21.9
Retail	340,951	78.7	333,282	78.1
Total net sales	$432,976	100.0%	$426,807	100.0%

Retail

Retail net sales during the first quarter of 2022 were $ 341.0 million and were $ 7.7 million, or 2.3%, higher than during the first quarter of 2021. The increase was due to recovery of sales from the prior year that were impacted by COVID. Retail net sales at our Party City stores totaled $323.2 million and were $12.6 million, or 4.1% higher than in the first quarter of 2021.

Same-store sales for the Party City brand (including North American retail e-commerce sales) increased by 2.1% during the first quarter of 2022 compared to the 13 weeks ended April 3, 2021, principally due to growth in seasonal sales.

Wholesale

Wholesale net sales during the first quarter of 2022 totaled $92.0 million and were $1.5 million, or 1.6%, lower than the first quarter of 2021. This decrease is principally due to the prior year divestiture of a significant portion of our international operations, partially offset by higher sales to franchise and independent customers as well as Anagram sales growth in the first quarter of 2022. Excluding the impact of the divestiture, sales increased 14.5%.

Intercompany sales to our retail affiliates totaled $147.7 million during the first quarter of 2022 and were $29.0 million higher than during the corresponding quarter of 2021. Intercompany sales represented 61.6% of total Wholesale sales during the first quarter of 2022 and were 24.5% higher than during the first quarter of 2021, principally due to easing of supply chain constraints as we replenish store inventory. The intercompany sales of our wholesale segment are eliminated against the intercompany purchases of our retail segment in the consolidated financial statements.

Gross Profit

The following table sets forth the Company’s gross profit for the three months ended March 31, 2022 and 2021.

	Three months ended March 31,
	2022		2021
	Dollars in Thousands	Percentage of Net Sales	Dollars in Thousands	Percentage of Net Sales
Retail gross profit	$113,366	33.2%	$123,178	37.0%
Wholesale gross profit	24,642	26.8	29,108	31.1
Total gross profit	$138,008	31.9%	$152,286	35.7%

The gross profit margin on net sales at Retail during the first quarter of 2022 was 33.2 % or 380 basis points lower than during the corresponding quarter of 2021. The change was primarily driven by higher helium and freight costs for the quarter. Our manufacturing share of shelf (i.e., the percentage of our retail product cost of sales manufactured by our wholesale segment) of 31.1 % during the first quarter of 2022 was 1.9% lower as compared to the first quarter of 2021. Our wholesale share of shelf at our Party City stores and our North American retail e-commerce operations (i.e., the percentage of our retail product cost of sales supplied by our wholesale segment) was 78.6% during the first quarter of 2022 or 2.9% lower than during the first quarter of 2021.

The gross profit margin on net sales at Wholesale during the first quarters of 2022 and 2021 was 26.8% and 31.1%, respectively. This decrease is primarily due to higher freight, material and labor costs.

Selling, general and administrative expenses

Selling, general and administrative expenses during the first quarter of 2022 totaled $158.1 million and were $9.1 million, or 6.1%, higher than in the first quarter of 2021. The increase was primarily driven by higher employee-related costs resulting from higher wages, predominately in our retail stores, partially offset by the international divestiture.

Interest expense, net

Interest expense, net, totaled $23.4 million during the first quarter of 2022, compared to $17.2 million during the first quarter of 2021. The increase primarily reflects higher cost debt from the refinancing in the first quarter of 2021.

Other (income) expense, net

For the first quarters of 2022 and 2021, other (income) expense, net, totaled $(0.2) million and $0.4 million, respectively. The change is primarily due to recognition of a currency gain in 2022 versus a currency loss in 2021.

Income tax benefit

The effective income tax rate for the three months ended March 31, 2022 of 37.8%, is different from the statutory rate of 21.0% primarily due to state taxes, and valuation allowance resulting from interest carryforward deductions limited by IRC Section 163(j).

Liquidity and Capital Resources

We have proactively managed our liquidity profile throughout the quarter and expect to continue to do so going forward. We expect to rely on cash on hand, cash generated by operations and borrowings available under our credit agreements to meet our working capital needs and will be our principal sources of liquidity. Based on our current level of operations, we believe that these sources will be adequate to meet our liquidity needs for at least the next 12 months. We are currently not aware of any other trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way that will impact our capital needs during or beyond the next 12 months. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the Company's credit facilities and in amounts sufficient to enable us to repay our indebtedness or to fund our other liquidity needs.

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

As of March 31, 2022, the Company had cash and cash equivalents of $33 million and available borrowings of $90 million.

Material Cash Commitments

Debt Obligations, Finance Leases and Interest Payments. As of March 31, 2022, we had $209.1 million in loans and notes payable, $0.9 million current long-term obligations and $1,346.7 million in long-term obligations outstanding. Repayment of the Company's debt is dependent on our subsidiaries' ability to make cash available. For additional information regarding the Company's debt, refer to Note 13, Current and Long-Term Obligations in Part I, Item 1, “Condensed Consolidated Financial Statements (Unaudited)” in this Quarterly Report on Form 10-Q. As noted, the Company must make payments related to interest payments, principal and fees and the facilities contain debt covenants that the must be met.

Leases. As of March 31, 2022, we had an operating lease liability of $801.3 million. We have numerous non-cancelable operating leases for retail store sites, as well as leases for offices, distribution facilities and manufacturing facilities. These leases generally contain renewal options and require us to pay real estate taxes, utilities and related insurance costs.

Capital Expenditures. Cash commitments are described in the following section on Cash Flow Data.

8.75% Senior Secured Notes — Due 2026 (“8.75% Senior Notes”)

In accordance with the 8.75% Senior Notes, as discussed in Note 13, Current and Long-Term Obligations of Item 1, “Condensed Consolidated Financial Statements (Unaudited)” in this Quarterly Report on Form 10-Q, the Company is required to provide quarterly and annual disclosure of certain financial metrics for Anagram Holdings, LLC and its subsidiary (“Anagram”). For the three months ended March 31, 2022, Anagram reported:

•
Revenue of $64,914 including net sales to Party City affiliates of $29,385
•
Operating income of $13,067
•
Adjusted EBITDA of 14,545
•
Total assets of $217,260, including affiliate accounts receivable of $22,326

Cash Flow Data – Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021

Net cash used in operating activities totaled $116.8 million during the three months ended March 31, 2022. Net cash used in operating activities totaled $48.8 million during the three months ended March 31, 2021. The increase in cash used in operating activities is primarily attributable to increased inventory purchases to support higher anticipated sales and increased inventory cost due to freight. The increase in cash used is also due to timing of payments related to accounts payable and accrued expenses and a higher net loss, partially offset by lower lease payments as the prior year reflected payment of COVID deferrals.

Net cash used in investing activities totaled $17 million during the three months ended March 31, 2022, as compared to $1.6 million during the three months ended March 31, 2021. The increase in cash used in investing activities is primarily due to the prior year reflecting the proceeds from the sale of our international operations, offset by lower capital expenditures in the current year. Capital expenditures during the three months ended March 31, 2022 and 2021 were $18.6 million and $22.2 million, respectively.

Net cash provided by financing activities was $118.5 million during the three months ended March 31, 2022 compared to $16.9 million during the three months ended March 31, 2021. The variance was principally due to higher borrowings under the ABL Facility in the current year and the impact of the prior year debt refinancing transactions as discussed in Note 13, Current and Long-Term Obligations of Item 1, “Condensed Consolidated Financial Statements (Unaudited)” in this Quarterly Report on Form 10-Q.

Critical Accounting Estimates

See Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition in our Annual Report on Form 10-K for the year ended December 31, 2021, for a discussion of our critical accounting estimates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our risk exposures from those disclosed in Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4. Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) as of March 31, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is: (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

Information in response to this Item is incorporated herein by reference from Note 9 – Commitments and Contingencies , to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There were no material changes during the period covered in this report to the risk factors previously disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2021, except as follows:

Labor, product, and supply disruptions have had and may continue to have an adverse effect on our operating results.

We have experienced, and expect to continue to experience, logistics constraints and supply chain disruptions, including increased key raw material and helium costs, increased freight, shipping and transportation costs, increased labor wages, labor shortages and delivery delays and associated charges. Failure to effectively manage these disruptions has and may continue to adversely impact our operating results.

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

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Party City Holdco Inc.’s Form 8-K dated June 7, 2019)

10.1*	Second Amendment to and Restated Employment, dated as of April 18 ,2022, by and between Party City Holdings Inc., Party City Holdco Inc. and Denise Kulikowsky.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

PARTY CITY HOLDCO INC.

By:	/s/ Todd Vogensen
Todd Vogensen
Chief Financial Officer (Principal Financial Officer)

Date: May 9, 2022