Form 10-Q
period 2022-06-30
Party City Holdco Inc.
filed 2022-08-08
CIK 1592058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 21, 2022, 112,995,932 shares of the Registrant’s common stock were outstanding.

PARTY CITY HOLDCO INC.

Form 10-Q

June 30, 2022

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2022	December 31, 2021	June 30, 2021
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,237	$47,914	$84,452
Accounts receivable, net	93,445	93,301	86,745
Inventories, net	676,731	443,295	426,128
Prepaid expenses and other current assets	239,865	57,656	68,363
Income tax receivable	1,499	56,317	55,421
Total current assets	1,050,777	698,483	721,109
Property, plant and equipment, net	240,480	221,870	218,532
Operating lease asset	716,572	693,875	684,802
Goodwill	664,269	664,296	660,597
Trade names	383,749	383,737	383,761
Other intangible assets, net	20,916	23,687	27,825
Other assets, net	26,931	25,952	26,193
Total assets	$3,103,694	$2,711,900	$2,722,819
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$231,911	$84,181	$99,933
Accounts payable	275,316	161,736	129,802
Accrued expenses	181,671	195,531	190,347
Current portion of operating lease liability	116,816	116,437	136,749
Income taxes payable	9,656	10,801	2,537
Current portion of long-term obligations	920	1,373	1,265
Total current liabilities	816,290	570,059	560,633
Long-term obligations, excluding current portion	1,347,322	1,351,189	1,358,916
Long-term portion of operating lease liability	677,016	655,875	625,157
Deferred income tax liabilities, net	21,138	29,195	37,052
Other long-term liabilities	21,952	22,868	33,288
Total liabilities	2,883,718	2,629,186	2,615,046
Commitments and contingencies
Stockholders’ equity:
Common stock (112,990,705, 112,170,944 and 111,476,496 shares outstanding and 125,498,610, 124,157,500 and 122,790,983 shares issued at June 30, 2022, December 31, 2021, and June 30, 2021, respectively)	1,384	1,384	1,383
Additional paid-in capital	986,307	982,307	978,167
Accumulated deficit	(436,701)	(571,985)	(549,693)
Accumulated other comprehensive income	3,124	3,541	6,096
Total Party City Holdco Inc. stockholders’ equity before common stock held in treasury	554,114	415,247	435,953
Less: Common stock held in treasury, at cost (12,507,905, 11,986,556 and 11,314,487 shares at June 30, 2022, December 31, 2021, and June 30, 2021, respectively)	(334,138)	(332,533)	(327,394)

Total Party City Holdco Inc. stockholders’ equity	219,976	82,714	108,559
Noncontrolling interests	—	—	(786)
Total stockholders’ equity	219,976	82,714	107,773
Total liabilities and stockholders’ equity	$3,103,694	$2,711,900	$2,722,819

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	$527,449	$535,746	$960,425	$962,553
Cost of sales	349,477	318,574	644,445	593,095
Gross profit	177,972	217,172	315,980	369,458
Selling, general and administrative expenses**	167,306	155,336	325,366	304,357
Loss on disposal of assets in international operations	—	—	—	3,211
Income (loss) from operations	10,666	61,836	(9,386)	61,890
Interest expense, net	24,184	23,116	47,579	40,330
Other (income), net	(1,800)	(1,300)	(2,003)	(873)
(Loss) income before income taxes	(11,718)	40,020	(54,962)	22,433
Income tax (benefit) expense	(173,891)	10,209	(190,246)	6,740
Net income	162,173	29,811	135,284	15,693
Less: Net income attributable to noncontrolling interests	—	—	—	(54)
Net income attributable to common shareholders of Party City Holdco Inc.	$162,173	$29,811	$135,284	$15,747
Net income per share attributable to common shareholders of Party City Holdco Inc. – Basic	$1.44	$0.27	$1.20	$0.14
Net income per share attributable to common shareholders of Party City Holdco Inc. – Diluted	$1.42	$0.26	$1.18	$0.14
Weighted-average number of common shares – Basic	112,632,860	111,340,295	112,519,950	111,128,822
Weighted-average number of common shares – Diluted	114,604,275	116,251,151	115,115,172	115,499,304
Dividends declared per share	$—	$—	$—	$—
Comprehensive income	$160,827	$30,761	$134,890	$51,742
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	(30)
Comprehensive income attributable to common shareholders of Party City Holdco Inc.	$160,827	$30,761	$134,890	$51,772

** Consists of wholesale selling expenses, retail operating expenses, art and development costs and general and administrative expenses, which were reported separately in the prior year. 2022 amounts include impairment charges.

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Party City Holdco Inc. Stockholders’ Equity Before Common Stock Held In Treasury	Common Stock Held In Treasury	Total Party City Holdco Inc. Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
Balance at March 31, 2022	$1,384	$984,060	$(598,874)	$4,473	$391,043	$(333,286)	$57,757	$—	$57,757
Net income	—	—	162,173	—	162,173	—	162,173	—	162,173
Stock-based compensation**	—	2,244	—	—	2,244	—	2,244	—	2,244
Treasury Stock purchases	—	—	—	—	—	(852)	(852)	—	(852)
Exercise of stock options	—	—	—	—	—	—	—	—	—
Foreign currency adjustments	—	3	—	(1,349)	(1,346)	—	(1,346)	—	(1,346)
Balance at June 30, 2022	$1,384	$986,307	$(436,701)	$3,124	$554,114	$(334,138)	$219,976	$—	$219,976

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Party City Holdco Inc. Stockholders’ Equity Before Common Stock Held In Treasury	Common Stock Held In Treasury	Total Party City Holdco Inc. Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
Balance at March 31, 2021	$1,383	$976,037	$(579,486)	$5,134	$403,068	$(327,388)	$75,680	$(786)	$74,894
Net income	—	—	29,811	—	29,811	—	29,811	—	29,811
Stock-based compensation**	—	1,657	—	—	1,657	—	1,657	—	1,657
Treasury Stock purchases	—	—	—	—	—	(6)	(6)	—	(6)
Exercise of stock options	—	467	—	—	467	—	467	—	467
Foreign currency adjustments	—	6	(18)	962	950	—	950	—	950
Balance at June 30, 2021	$1,383	$978,167	$(549,693)	$6,096	$435,953	$(327,394)	$108,559	$(786)	$107,773

** Stock-based compensation consists of stock-option expense – time-based, restricted stock units – time-based, restricted stock units – performance-based and directors – non-cash compensation, which were shown separately in prior years.

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Party City Holdco Inc. Stockholders’ Equity Before Common Stock Held In Treasury	Common Stock Held In Treasury	Total Party City Holdco Inc. Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
Balance at December 31, 2021	$1,384	$982,307	$(571,985)	$3,541	$415,247	$(332,533)	$82,714	$—	$82,714
Net income	—	—	135,284	—	135,284	—	135,284	—	135,284
Stock-based compensation**	—	3,977	—	—	3,977	—	3,977	—	3,977
Treasury stock purchases	—	—	—	—	—	(1,605)	(1,605)	—	(1,605)
Foreign currency adjustments	—	23	—	(417)	(394)	—	(394)	—	(394)
Balance at June 30, 2022	$1,384	$986,307	$(436,701)	$3,124	$554,114	$(334,138)	$219,976	$—	$219,976

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Party City Holdco Inc. Stockholders’ Equity Before Common Stock Held In Treasury	Common Stock Held In Treasury	Total Party City Holdco Inc. Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
Balance at December 31, 2020	$1,373	$971,972	$(565,457)	$(29,916)	$377,972	$(327,182)	$50,790	$(269)	$50,521
Net income	—	—	15,747	—	15,747	—	15,747	(54)	15,693
Stock-based compensation**	—	2,887	—	—	2,887	—	2,887	—	2,887
Warrant exercise (see Note 15 - Kazzam, LLC)	4	(4)	—	—	—	—	—	—	—
Disposed non-controlling interest	—	—	—	—	—	—	—	(487)	(487)
Treasury stock purchases	—	—	—	—	—	(212)	(212)	—	(212)
Exercise of stock options	6	3,316	—	—	3,322	—	3,322	—	3,322
Foreign currency adjustments	—	(4)	17	37,360	37,373	—	37,373	24	37,397
Impact of foreign exchange contracts, net	—	—	—	(1,348)	(1,348)	—	(1,348)	—	(1,348)
Balance at June 30, 2021	$1,383	$978,167	$(549,693)	$6,096	$435,953	$(327,394)	$108,559	$(786)	$107,773

** Stock-based compensation consists of stock-option expense – time-based, restricted stock units – time-based, restricted stock units – performance-based and directors – non-cash compensation, which were shown separately in prior years.

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows (used in) provided by operating activities:
Net income	$135,284	$15,693
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	31,606	34,860
Amortization of deferred financing costs and original issuance discounts	2,566	1,937
Provision for doubtful accounts	21	1,171
Deferred income tax (benefit) expense	(8,061)	2,622
Change in operating lease liability/asset	(7,308)	(52,315)
Undistributed income in equity method investments	(1,376)	(211)
Loss on disposal of assets	203	109
Loss on disposal of assets in international operations	—	3,211
Long-lived assets impairment	9,983	—
Stock-based compensation**	3,977	2,887
Loss on debt refinancing	—	226
Changes in operating assets and liabilities:
Increase in accounts receivable	(154)	(2,395)
Increase in inventories	(234,939)	(15,191)
Increase in prepaid expenses and other current assets	(127,273)	(31,055)
Increase in accounts payable, accrued expenses and income taxes payable	96,338	52,228
Net cash (used in) provided by operating activities	(99,133)	13,777
Cash flows (used in) investing activities:
Cash paid in connection with acquisitions, net of cash acquired	(7)	—
Capital expenditures	(51,094)	(40,452)
Proceeds from disposal of property and equipment	1,622	—
Proceeds from sale of international operations, net of cash disposed	—	20,556
Net cash (used in) investing activities	(49,479)	(19,896)
Cash flows provided by (used in) financing activities:
Repayment of loans, notes payable and long-term obligations	(25,892)	(836,435)
Proceeds from loans, notes payable and long-term obligations	167,444	794,750
Treasury stock purchases	(1,605)	(212)
Exercise of stock options	—	3,322
Debt issuance costs	—	(21,437)
Net cash provided by (used in) financing activities	139,947	(60,012)
Effect of exchange rate changes on cash and cash equivalents	(12)	274
Net (decrease) in cash and cash equivalents and restricted cash	(8,677)	(65,857)
Change in cash classified within current assets held for sale	—	31,628
Cash and cash equivalents and restricted cash at beginning of period*	48,914	119,681
Cash and cash equivalents and restricted cash at end of period*	$40,237	$85,452
Supplemental disclosure of cash flow information:
Cash paid during the period for interest expense	$42,501	$16,594
Cash (received) paid during the period for income taxes, net of refunds	$(50,994)	$3,411

*Includes $1,000 of restricted cash at June 30, 2022 and December 31, 2021 and June 30, 2021. The Company records restricted cash in Other assets, net as presented in the consolidated balance sheets at June 30, 2022, December 31, 2021 and June 30, 2021.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share)

Note 1 – Description of Business

Party City Holdco Inc. (the “Company,” “Party City Holdco,” “we,” or “us”) is a leading party goods company by revenue in North America and, the Company believes, the largest vertically integrated supplier of decorated party goods globally by revenue. With hundreds of retail stores filled with thousands of products across the United States, we make it easy for our customers to find the perfect party solution through our assortment of party products, balloons, and costumes for their celebration aided by the support of our party experts both in-store and online. Our retail operations include 826 specialty retail party supply stores (including franchise stores) throughout North America operating under the names Party City and Halloween City, and e-commerce websites which offer rapid, contactless, and same day shipping options (including in-store and at curbside), principally through the domain name PartyCity.com.

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

Note 3 – Disposition of Assets and Lease-Related Impairments

During the three and six months ended June 30, 2022 the Company recorded an impairment charge of $7,829 ($6,809 and $1,020 was recorded in the Wholesale and Retail segments, respectively) related to certain lease assets and property and equipment. The charge relates to vacated office space and retail stores.

In December 2021, the Company announced the closure of a manufacturing facility in New Mexico. The facility ceased operations in February 2022. In December 2021, the Company recorded charges of $11,545, consisting primarily of equipment and inventory impairments of $8,650 and $2,425, respectively, and severance and other costs of $470. During the six months ended June 30, 2022, additional charges of $2,154 were recorded.

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

Note 4 – Inventories, net

Inventories, net consisted of the following:

	June 30, 2022	December 31, 2021	June 30, 2021
Finished goods	$633,023	$393,609	$384,949
Raw materials	23,581	25,624	22,274
Work in process	20,127	24,062	18,905
	$676,731	$443,295	$426,128

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

In the ordinary course of business the Company is involved in transactions with certain of its equity-method investees, primarily for the purchase of finished goods inventory. For the three and six months ended June 30, 2022, the Company purchased $48.5 million and $62.4 million. As of June 30, 2022, approximately $64.7 million of purchases are reflected in finished goods inventory with accounts payable of $52.6 million related to such transactions.

Note 5 – Income Taxes

The Company’s effective income tax rate was 346.1 % for the six months ended June 30, 2022, and 30.1% for the six months ended June 30, 2021. The effective income tax rate for interim periods is determined using an annual effective income tax rate, adjusted for discrete items, which due to nearly break-even pretax earnings and the resulting exaggerated impact of permanent tax adjustments and the establishment of a partial valuation allowance against U.S. deferred tax assets, results in an effective income tax rate for the six months ended June 30, 2022 that is unusually high as compared to the prior period. The result of applying this rate to the pretax loss for the six months ended June 30, 2022, is an income tax benefit of $190,246, which is mostly reflected in prepaid expenses on the consolidated balance sheet and statement of cash flow. Given the seasonal nature of our business, this income tax benefit is expected to reverse in the second half of the year when we expect to earn pretax income. The rate is different from the statutory rate of 21.0% primarily due to state taxes, and valuation allowance resulting from interest carryforward deductions limited by Internal Revenue Code (“IRC”) Section 163(j).

The effective income tax rate for the three months ended June 30, 2022 was 1,484.0%, and 25.5% for the three months ended June 30, 2021. The rate was unusually high due the reasons explained above.

Note 6 – Changes in Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended June 30, 2022
	Foreign Currency Translation Adjustments	Total, Net of Taxes
Balance at March 31, 2022	$4,473	$4,473
Other comprehensive (loss), net of tax	(1,349)	(1,349)
Balance at June 30, 2022	$3,124	$3,124

	Three Months Ended June 30, 2021
	Foreign Currency Adjustments	Total, Net of Taxes
Balance at March 31, 2021	$5,134	$5,134
Other comprehensive income, net of tax	962	962
Balance at June 30, 2021	$6,096	$6,096

	Six Months Ended June 30, 2022
	Foreign Currency Adjustments	Total, Net of Taxes
Balance at December 31, 2021	$3,541	$3,541
Other comprehensive (loss), net of tax	(417)	(417)
Balance at June 30, 2022	$3,124	$3,124

	Six Months Ended June 30, 2021
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at December 31, 2020	$(31,264)	$1,348	$(29,916)
Other comprehensive income before reclassifications, net of tax	771	77	848
Release of cumulative foreign currency translation adjustment to net loss as a result of disposition of international operations	36,589	(1,422)	35,167
Amounts reclassified from accumulated other comprehensive income (loss) to the condensed consolidated statement of operations and comprehensive income (loss), net of income tax	—	(3)	(3)
Net current-period other comprehensive income (loss)	37,360	(1,348)	36,012
Balance at June 30, 2021	$6,096	$—	$6,096

Note 7 – Capital Stock

At June 30, 2022, the Company’s authorized capital stock consisted of 300,000,000 shares of $0.01 par value common stock and 15,000,000 shares of $0.01 par value preferred stock.

Note 8 – Segment Information

Industry Segments

The Company has two reportable operating segments: Wholesale and Retail. The Wholesale segment designs, manufactures, contracts for manufacture and distributes party goods, including paper and plastic tableware, metallic and latex balloons, Halloween and other costumes, accessories, novelties and stationery throughout the world. The Retail segment operates specialty retail party supply stores in the United States, principally under the names Party City and Halloween City, and it operates e-commerce websites, principally through the domain name PartyCity.com. The company's reportable operating segment data for the three and six months ended June 30, 2022 and 2021 was as follows:

	Wholesale	Retail	Consolidated
Three Months Ended June 30, 2022
Net sales before eliminations	$303,577	$423,478	$727,055
Eliminations	(199,606)	—	(199,606)
Net sales	103,971	423,478	527,449
Gross profit	$19,820	$158,152	$177,972
(Loss) income from operations	$(10,278)	$20,944	$10,666
Interest expense, net			24,184
Other (income), net			(1,800)
Loss before income taxes			$(11,718)

	Wholesale	Retail	Consolidated
Three Months Ended June 30, 2021
Net sales before eliminations	$230,961	$443,812	$674,773
Eliminations	(139,027)	—	(139,027)
Net sales	91,934	443,812	535,746
Gross profit	$23,607	$193,565	$217,172
Loss from operations	$(3,225)	$65,061	$61,836
Interest expense, net			23,116
Other expense, net			(1,300)
Income before income taxes			$40,020

	Wholesale	Retail	Consolidated
Six Months Ended June 30, 2022
Net sales before eliminations	$543,257	$764,429	$1,307,686
Eliminations	(347,261)	—	(347,261)
Net sales	195,996	764,429	960,425
Gross profit	$44,462	$271,518	$315,980
Income (loss) from operations	$(6,777)	$(2,609)	$(9,386)
Interest expense, net			47,579
Other (income), net			(2,003)
(Loss) before income taxes			$(54,962)

	Wholesale	Retail	Consolidated
Six Months Ended June 30, 2021
Net sales before eliminations	$443,098	$777,094	$1,220,192
Eliminations	(257,639)	—	(257,639)
Net sales	185,459	777,094	962,553
Gross profit	$52,715	$316,743	$369,458
(Loss) income from operations	$(3,817)	$65,707	$61,890
Interest expense, net			40,330
Other expense, net			(873)
(Loss) before income taxes			$22,433

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

Note 10 – Derivative Financial Instruments

The Company is directly and indirectly affected by changes in certain market conditions. These changes in market conditions may adversely impact the Company’s financial performance and are referred to as market risks. The Company, when deemed appropriate, uses derivatives as a risk management tool to mitigate the potential impact of certain market risks. The primary market risks managed through the use of derivative financial instruments are interest rate risk and foreign currency exchange rate risk. The Company did not have any foreign currency exchange contracts at June 30, 2022 or 2021.

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

The carrying amounts for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximated fair value at June 30, 2022 because of the short-term maturities of the instruments and/or their variable rates of interest.

The carrying amounts and fair values of the Company’s notes and senior notes as of June 30, 2022 are as follows:

	June 30, 2022
	Gross Carrying Amount	Fair Value
8.75% Senior Secured First Lien Notes – due 2026	$750,000	$504,375
6.125% Senior Notes – due 2023	22,924	19,170
6.625% Senior Notes – due 2026	92,254	52,585
First Lien Party City Notes – due 2025	193,426	134,189
First Lien Anagram Notes – due 2025	149,385	155,921
Second Lien Anagram Notes – due 2026	144,576	148,552

The fair values represent Level 2 fair value measurements as the debt instruments trade in inactive markets. The carrying amounts for other long-term debt approximated fair value at June 30, 2022 based on the discounted future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturity.

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

Basic and diluted loss per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income attributable to common shareholders of Party City Holdco Inc.	$162,173	$29,811	$135,284	$15,747
Weighted average shares - Basic	112,632,860	111,340,295	112,519,950	111,128,822
Effect of dilutive securities:
Warrants	—	—	—	62,121
Restricted stock units	1,971,415	4,568,313	2,561,521	3,971,807
Stock options	—	342,543	33,702	336,554
Weighted average shares - Diluted	114,604,275	116,251,151	115,115,172	115,499,304
Net income per share attributable to common shareholders of Party City Holdco Inc. - Basic	$1.44	$0.27	$1.20	$0.14
Net income per share attributable to common shareholders of Party City Holdco Inc. - Diluted	$1.42	$0.26	$1.18	$0.14

During the three months and six months ended June 30, 2022, 1,768,746 stock options and 4,537,272 restricted stock units were excluded from the calculation of net income per share attributable to common shareholders of Party City Holdco Inc. – diluted as they were anti-dilutive. During the three and six months ended June 30, 2021, 1,706,449 stock options and 133,406 restricted stock units were excluded from the calculation of net income per share attributable to common shareholders of Party City Holdco Inc. – diluted as they were anti-dilutive.

Note 13 – Current and Long-Term Obligations

Long-term obligations at June 30, 2022, December 31, 2021 and June 30, 2021 consisted of the following:

	June 30, 2022				December 31, 2021	June 30, 2021
	Principal Amount	Gross Carrying Amount	Deferred Financing Costs	Net Carrying Amount	Net Carrying Amount	Net Carrying Amount
8.75% Senior Secured First Lien Notes – due 2026	$750,000	$750,000	$(15,312)	$734,688	$732,957	$731,305
6.125% Senior Notes – due 2023	22,924	22,924	(62)	22,862	22,834	22,806
6.625% Senior Notes – due 2026	92,254	92,254	(591)	91,663	91,591	91,519
First Lien Party City Notes – due 2025	161,669	193,426	—	193,426	198,004	202,588
First Lien Anagram Notes – due 2025	118,699	149,385	(653)	148,732	149,569	150,451
Second Lien Anagram Notes – due 2026	93,613	144,576	—	144,576	144,619	148,114
Finance lease obligations	12,295	12,295	—	12,295	12,988	13,398
Total long-term obligations	1,251,454	1,364,860	(16,618)	1,348,242	1,352,562	1,360,181
Less: current portion	(920)	(920)	—	(920)	(1,373)	(1,265)
Long-term obligations, excluding current portion	$1,250,534	$1,363,940	$(16,618)	$1,347,322	$1,351,189	$1,358,916

Prior to April 2019, the Company had a $540,000 asset-based revolving credit facility (with a seasonal increase to $640,000 during a certain period of each calendar year) (the “ABL Facility”), which matures during August 2023 (subject to a springing maturity at an earlier date if the maturity date of certain of the Company’s other debt has not been extended or refinanced). It provides for (a) revolving loans, subject to a borrowing base, and (b) letters of credit, in an aggregate face amount at any time outstanding not to exceed $50,000. During April 2019, the Company amended the ABL Facility. Such amendment removed the seasonal component and made the ABL Facility a $640,000 facility with no seasonal modification component. In connection with the refinancing, PCHI (1) reduced the ABL revolving commitments and prepaid the outstanding ABL revolving loans, in each case, in an aggregate principal amount equal to $44,000 in accordance with the ABL Facility credit agreement, and (2) designated Anagram Holdings, LLC (“Anagram”) and each of its subsidiaries as an unrestricted subsidiary under the ABL Facility. Additionally, in February 2021 in conjunction with the transaction discussed below, the Company amended the ABL Facility by reducing the commitments to $475,000 and extending the maturity to February 2026, or earlier as provided for in the agreement. On March 18, 2022, the ABL Facility was further amended. The amendment modified certain eligibility criteria with respect to the inventory component of the borrowing base. The changes lengthen the permitted in-transit time for eligible in-transit inventory being shipped from a location outside of the United States, subject to a cap on the aggregate amount of foreign in-transit inventory that is eligible to be reflected in the borrowing base.

PCHI had approximately $142.3 million, $192.4 million and $170.2 million of availability under the ABL Facility as of June 30, 2022, December 31, 2021 and June 30, 2021, respectively. As discussed further below, Anagram had a separate asset-based revolving credit facility and there was approximately $14.4 million of availability under the Anagram ABL Facility as of June 30, 2022.

On July 19, 2022, the ABL Facility was amended. Pursuant to the amendment, the aggregate commitments under the ABL Facility were increased from $475,000 to $562,110.5. The increase includes the establishment of a new $17,110.5 asset-based first-in, last-out revolving tranche (the “FILO Facility”). Commencing in March 2023, the borrowers will be required to make scheduled quarterly payments of the loans under the FILO Facility equal to 5.55% of the original principal amount of the FILO Facility as in effect on the date of the ABL amendment (with a corresponding reduction to the aggregate commitments under the FILO Facility). The balance of the FILO Facility has the same final stated maturity date as the other loans under the ABL Facility, which is scheduled to occur in February 2026 (subject to a springing maturity at an earlier date, under certain circumstances, if the maturity date of certain other debt of PCHI has not been extended or refinanced).

The ABL amendment replaced the London Interbank Offered Rate (“LIBOR”) as the interest rate benchmark under the ABL Credit Agreement with the forward-looking term rate based on the Secured Overnight Financing Rate, subject to a 0.10% credit spread adjustment (“Adjusted Term SOFR”). Pursuant to the ABL amendment, outstanding loans under the ABL Credit Agreement bear interest at a rate per annum equal to the applicable margin plus, at the borrowers’ option, either (a) an alternate base rate (“ABR”), which is the highest of (i) the Administrative Agent’s prime rate, (ii) the federal funds effective rate plus 0.50%, and (iii) Adjusted Term SOFR for a one-month tenor plus 1.00%, or (b) Adjusted Term SOFR for the applicable interest period. Other than with respect to borrowings under the FILO Facility, the rates for the applicable margin for borrowings under the ABL Facility remain unchanged, ranging from 0.50% to 0.75% with respect to ABR borrowings and from 1.50% to 1.75% with respect to Adjusted Term SOFR borrowings. The applicable margin for borrowings under the FILO Facility is 1.75% with respect to ABR borrowings and 2.75% with respect to Adjusted Term SOFR borrowings.

The ABL Amendment also modified certain other provisions of the ABL Credit Agreement, including, among other things, to make certain changes to the excess availability trigger for the springing fixed charge coverage ratio covenant in connection with the commitment increase under the ABL Facility. Pursuant to the ABL Amendment, PCHI must comply with such financial covenant if excess availability under the ABL Facility on any day is less than the greater of: (a) $46,000,000 (increased from $40,000,000) and (b) 10% of the Total Line Cap (as defined therein).

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

On May 7, 2021, Anagram, a wholly owned subsidiary of the Company, entered into a $15 million asset-based revolving credit facility (“Anagram ABL Facility”), which matures during May 2024. It provides for (a) revolving loans, subject to a borrowing base described below, and (b) under the Anagram ABL Facility, Borrowers would be entitled to request letters of credit (“Letters of Credit”). The aggregate amount of outstanding Letters of Credit would be reserved against the credit availability and subject to a $3 million cap.

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

Note 14 – Revenue from Contracts with Customers

The following table summarizes revenue from contracts with customers for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Retail Net Sales:
North American Party City Stores	$421,679	$441,675	$761,078	$771,720
Other	1,800	2,137	3,352	5,374
Total Retail Net Sales	$423,479	$443,812	$764,430	$777,094
Wholesale Net Sales:
Domestic	$64,607	$61,789	$126,816	$117,146
International	39,363	30,145	69,179	68,313
Total Wholesale Net Sales	$103,970	$91,934	$195,995	$185,459
Total Consolidated Sales	$527,449	$535,746	$960,425	$962,553

The Company maintains allowances for credit losses resulting from the inability of the Company’s customers to make required payments. Judgment is required in assessing the ultimate realization of these receivables, including consideration of the Company’s history of receivable write-offs, the level of past due accounts and the economic status of the Company’s customers. In an effort to identify adverse trends relative to customer economic status, the Company assesses the financial health of the markets it operates in and performs periodic credit evaluations of its customers and ongoing reviews of account balances and aging of receivables. Amounts are considered past due when payment has not been received within the time frame of the credit terms extended. Write-offs are charged directly against the allowance for credit losses and occur only after all collection efforts have been exhausted. The Company will continue to actively monitor the impact of the COVID-19 pandemic on expected losses. At June 30, 2022, December 31, 2021 and June 30, 2021, the allowance for credit losses was $7,102, $8,057 and $7,933, respectively.

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

On March 23, 2020, the Company purchased Ampology’s interest in Kazzam in exchange for a three-year royalty on net service revenue and a warrant to purchase up to 1,000,000 shares of the Company’s common stock. The acquisition of Ampology’s interest in Kazzam is an equity transaction and the difference between the fair value of the consideration transferred and the carrying value of Ampology’s interest in Kazzam was recorded within the consolidated statement of stockholders’ equity.

During the first quarter of 2021, Ampology exercised a warrant in a cashless redemption transaction which is reflected in the consolidated statement of stockholders’ equity.

Note 16 – Subsequent Event

On August 8, 2022, Anagram International, Inc. and Anagram Holdings, LLC (collectively, the “Anagram Issuers”), each subsidiaries of Party City Holdco Inc. (the “Company”), intend to commence a solicitation of consents (the “Consent Solicitation”) of holders of the 15.00% PIK/Cash Senior Secured First Lien Notes due 2025 and 10.00% PIK/Cash Senior Secured Second Lien Notes due 2026 of the Anagram Issuers (collectively, the “Anagram Notes”) to certain waivers of compliance with the indentures governing the Anagram Notes, each dated July, 30, 2020, among the Anagram Issuers, Ankura Trust Company, LLC, as trustee and collateral trustee and the guarantors party thereto (the “Anagram Indentures”) in respect of one or more unsecured intercompany loans to be made by Anagram International, Inc. or one of its subsidiaries to the Company in an aggregate principal amount of up to $22.0 million (the “Intercompany Loan”). The Anagram Issuers intend to pay an aggregate consent fee of $1.5 million in cash to be delivered to consenting holders of the Anagram Notes on a pro rata basis upon successful completion of the Consent Solicitation.

The Consent Solicitation will expire on August 15, 2022, unless extended by the Anagram Issuers, and is conditioned upon the receipt of requisite approvals, including under existing indebtedness of the Anagram Issuers. In addition, the foregoing waivers are conditioned upon (i) the existing revolving credit facility of the Anagram Issuers remaining undrawn and (ii) the Anagram Issuers and their respective subsidiaries having an aggregate cash balance of at least $5.0 million, in each case, immediately following the time any Intercompany Loan is made.

In connection with the Consent Solicitation, and subject to its successful completion, the Anagram Issuers will enter into one or more supplemental indentures to the Anagram Indentures providing that a redemption premium of 103.000% shall apply in respect of any optional redemption by the Anagram Issuers subsequent to August 15, 2022. The supplemental indentures will also provide that, to the extent that any Anagram Notes remain outstanding as of the final maturity date set forth in the Anagram Indentures, a cash premium of 3.0% of the outstanding aggregate principal amount of such Anagram Notes shall be due and payable on the final maturity date in addition to the outstanding principal balance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References throughout this document to the “Company” include Party City Holdco Inc. and its subsidiaries. In this document the words “we,” “our,” “ours” and “us” refer only to the Company and its subsidiaries and not to any other person.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of federal and state securities laws. Disclosures that use words such as the company “believes,” “anticipates,” “expects,” “estimates,” “intends,” “will,” “may” or “plans” and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report are based on management’s good-faith belief and reasonable judgment based on current information, and these statements are qualified by important risks and uncertainties, many of which are beyond our control, that could cause our actual results to differ materially from those forecasted or indicated by such forward-looking statements. These risks and uncertainties include: our ability to compete effectively in a competitive industry; fluctuations in commodity prices; successful implementation of our store growth strategy; decreases in our Halloween sales; product recalls or product liability; continuing changes in general economic conditions, and the impact on consumer confidence and consumer spending, including inflationary pressures; the continuing impact of COVID-19 on our global supply chain, retail store operations and customer demand; labor and material shortages and investments; disruptions to our supply chain, transportation system or increases in transportation costs; the impact of inflation on consumer spending; new interpretations of or changes to current accounting rules; our ability to anticipate consumer preferences and buying trends; dependence on timely introduction and customer acceptance of our merchandise; changes in consumer spending based on weather, political, competitive and other conditions beyond our control; delays in store openings; competition from companies with concepts or products similar to ours; timely and effective sourcing of merchandise from our foreign and domestic vendors and delivery of merchandise through our supply chain to our stores and customers; loss or actions of third party vendors and loss of the right to use licensed material; disruptions at our manufacturing facilities; effective inventory management; our ability to manage customer returns; successful catalog management, including timing, sizing and merchandising; uncertainties in e-marketing, infrastructure and regulation; multi-channel and multi-brand complexities; our ability to introduce new brands and brand extensions; challenges associated with our increasing global presence; dependence on external funding sources for operating capital; disruptions in the financial markets; our ability to control employment, occupancy and other operating costs; our ability to improve our systems and processes; changes to our information technology infrastructure; general political, economic and market conditions and events, including war, conflict or acts of terrorism; the impact of tariffs and our ability to mitigate impacts; and the additional risks and uncertainties set forth in “Risk Factors” in Party City’s Annual Report on Form 10-K for the year ended December 31, 2021 and in Item 1A of Part II of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, outlook, guidance, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. Except as may be required by any applicable laws, Party City assumes no obligation to publicly update or revise such forward-looking statements, which are made as of the date hereof or the earlier date specified herein, whether as a result of new information, future developments or otherwise.

Business Overview

Our Company

We are a leading party goods company by revenue in North America and, we believe, the largest vertically integrated supplier of decorated party goods globally by revenue. We are a popular one-stop shopping destination for party supplies, balloons, and costumes. In addition to being a great retail brand, we are a global, world-class organization that combines state-of-the-art manufacturing and sourcing operations and sophisticated wholesale operations with a multi-channel retailing strategy and e-commerce retail operations. We design, manufactures, sources and distributes party goods, including paper and plastic tableware, metallic and latex balloons, Halloween and other costumes, accessories, novelties, gifts and stationery throughout the world. Our retail operations include 826 specialty retail party supply stores (including franchise stores) throughout North America operating under the names Party City and Halloween City, and e-commerce websites, principally through the domain name PartyCity.com.

In addition to our retail operations, we are one of the largest global designers, manufacturers and distributors of decorated consumer party products, with items found in retail outlets worldwide, including independent party supply stores, mass merchants, grocery retailers, e-commerce merchandisers and dollar stores.

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

Our retail segment generates revenue primarily through the sale of our party supplies, which are sold under the Amscan, Anagram and Costumes USA brand names through Party City, Halloween City and PartyCity.com. For the six months ended June 30, 2022, 78.1% of the product that was sold by our retail segment was supplied by our wholesale segment and 30.5 % of the product that was sold by our retail segment was self-manufactured.

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

Despite a concentration of holidays in the fourth quarter of the year, as a result of our expansive product lines, customer base and increased promotional activities, the impact of seasonality on the quarterly results of our wholesale operations has been limited. However, due to Halloween, and Christmas, the inventory balances of the Company’s wholesale operations are higher at the end of the second and during the third quarter than during the remainder of the year. Additionally, the promotional activities of the Company’s wholesale business, including special dating terms, particularly with respect to Halloween products sold to retailers and other distributors, result in slightly higher accounts receivable balances during the third quarter.

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

Comparable Same-Store Sales. The growth in same-store sales represents the percentage change in same-store sales in the period presented compared to the prior year. Same-store sales exclude the net sales of a store for any period if the store was not open during the same period of the prior year. Acquired stores are excluded from same-store sales until they are converted to the Party City format and included in our sales for the comparable period of the prior year. Comparable sales are calculated based upon stores that were open at least thirteen full months as of the end of the applicable reporting period and do not exclude stores closed due to state regulations regarding COVID-19. When a store is reconfigured or relocated within the same general territory, the store continues to be treated as the same store. If, during the period presented, a store was closed, sales from that store up to and including the closing day are included as same-store sales, provided the store was open during the same period of the prior year. Same-store sales for the Party City brand include North American retail e-commerce sales.

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

Our cost of sales increases in higher volume periods as the direct costs of manufactured and purchased goods, inventory shrinkage and freight are generally tied to net sales. However, other costs are largely fixed or vary based on other factors and do not necessarily increase as sales volume increases. Changes in the mix of our products may also impact our overall cost of sales. The direct costs of manufactured and purchased goods are influenced by raw material costs (principally paper, petroleum-based resins and cotton), domestic and international labor costs in the countries where our goods are purchased or manufactured and logistics costs associated with transporting our goods. We monitor our inventory levels on an on-going basis to identify slow-moving goods.

Cost of sales related to sales from our wholesale segment to our retail segment are eliminated in our consolidated financial statements.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include wholesale selling expenses, retail operating expenses, and art and development costs. Wholesale selling expenses include the costs associated with our wholesale sales and marketing efforts, including merchandising and customer service. Costs include the salaries and benefits of the related work force, including sales-based bonuses and commissions. Other costs include catalogues, showroom expenses, travel and other operating costs. Certain selling expenses, such as sales-based bonuses and commissions, vary in proportion to sales, while other costs vary based on other factors, such as our marketing efforts, or are largely fixed and do not necessarily increase as sales volumes increase. Retail operating expenses include all of the costs associated with retail store operations, excluding occupancy-related costs included in cost of sales. Costs include store payroll and benefits, advertising, supplies and credit card costs. Retail expenses are largely variable but do not necessarily vary in proportion to net sales. Art and development costs include the costs associated with art production, creative development and product management, and all operating costs and franchise expenses not included elsewhere in the statement of operations and comprehensive income (loss). Costs include the salaries and benefits of the related work force. These expenses generally do not vary proportionally with net sales. Selling, general and administrative expenses also include all operating costs and franchise expenses not included elsewhere in the statement of operations and comprehensive income (loss). These expenses include payroll and other expenses related to operations at our corporate offices, including occupancy costs, related depreciation and amortization, legal and professional fees, stock and equity-based compensation and data-processing costs. These expenses generally do not vary proportionally with net sales.

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

Results of Operations

Overview

Our loss from operations was affected by higher costs, including greater freight and commodity costs. We expect supply chain, helium and inflationary headwinds to continue through the rest of fiscal year 2022. While we navigate this near-term turbulence in costs, we are being thoughtful with our mitigating actions on pricing. Further, given the continued broader macro pressures, we are operating the business with even more discipline from an expense and capital standpoint. We are also continuing to focus on our strategic priorities of enhancements to customer engagement as well as digital, IT and supply chain.

Three Months Ended June 30, 2022 Compared To Three Months Ended June 30, 2021

The following table sets forth the Company’s operating results and operating results as a percentage of total net sales for the three months ended June 30, 2022 and 2021.

	Three Months Ended June 30,
	2022		2021
	(Dollars in thousands)
Net sales	$527,449	100.0%	$535,746	100.0%
Cost of sales	349,477	66.3	318,574	59.5
Gross profit	177,972	33.7	217,172	40.5
Selling, general and administrative expenses**	167,306	31.7	155,336	29.0
Income from operations	10,666	2.0	61,836	11.5
Interest expense, net	24,184	4.6	23,116	4.3
Other (income), net	(1,800)	(0.3)	(1,300)	(0.2)
(Loss) income before income taxes	(11,718)	(2.2)	40,020	7.5
Income tax (benefit) expense	(173,891)	(33.0)	10,209	1.9
Net income	162,173	30.7	29,811	5.6
Less: Net attributable to noncontrolling interests	—	—	—	—
Net income attributable to common shareholders of Party City Holdco Inc.	$162,173	30.7%	$29,811	5.6%
Net income per share attributable to common shareholders of Party City Holdco Inc. – Basic	$1.44		$0.27
Net income per share attributable to common shareholders of Party City Holdco Inc. – Diluted	$1.42		$0.26

** Consists of wholesale selling expenses, retail operating expenses, art and development costs and general and administrative expenses, which were reported separately in the prior year.

Sales

Total net sales for the second quarter of 2022 were $527.4 million and were $8.3 million, or 1.5%, lower than the second quarter of 2021. The following table sets forth the Company’s total net sales for the three months ended June 30, 2022 and 2021.

	Three Months Ended June 30,
	2022		2021
	Dollars in Thousands	Percentage of Net sales	Dollars in Thousands	Percentage of Net sales
Net sales:
Wholesale	$303,577	57.6%	$230,961	43.1%
Eliminations	(199,606)	(37.8)	(139,027)	(26.0)
Net wholesale	103,971	19.7	91,934	17.2
Retail	423,478	80.3	443,812	82.8
Total net sales	$527,449	100.0%	$535,746	100.0%

Retail

Retail net sales during the second quarter of 2022 were $423.5 million and were $20.3 million, or 4.6%, lower than during the second quarter of 2021. Retail net sales at our Party City stores totaled $403.7 million and were $13.9 million, or 3.3% lower than in the second quarter of 2021. Same-store sales for the Party City brand (including North American retail e-commerce sales) decreased by 5.6% during the second quarter of 2022 compared to the 13 weeks ended July 3, 2021. The decrease was due to lower sales of core product in everyday categories and the lapping of strong prior year retail results as well as the current inflationary environment, offset by solid performance in our seasonal categories, including graduation, which was up over 5% versus prior year.

Wholesale

Wholesale net sales during the second quarter of 2022 totaled $104.0 million and were $12.1 million, or 13.2%, higher than the second quarter of 2021. This increase is principally due to higher sales to franchise customers as well as strong performance within our Canadian business.

Intercompany sales to our retail affiliates totaled $199.6 million during the second quarter of 2022 and were $60.6 million higher than during the corresponding quarter of 2021. Intercompany sales represented 65.8% of total Wholesale sales during the second quarter of 2022 and were 43.6% higher than during the second quarter of 2021, principally due to earlier Halloween sales to stores as well as easing of supply chain constraints as we replenish store inventory. The intercompany sales of our Wholesale segment are eliminated against the intercompany purchases of our Retail segment in the consolidated financial statements.

Gross Profit

The following table sets forth the Company’s gross profit for the three months ended June 30, 2022 and 2021.

	Three Months Ended June 30,
	2022		2021
	Dollars in Thousands	Percentage of Net Sales	Dollars in Thousands	Percentage of Net Sales
Retail gross profit	$158,152	37.3%	$193,565	43.6%
Wholesale gross profit	19,820	19.1	23,607	25.7
Total gross profit	$177,972	33.7%	$217,172	40.5%

The gross profit margin on net sales at Retail during the second quarter of 2022 was 37.3 % or 630 basis points lower than during the corresponding quarter of 2021. The change was primarily driven by higher helium and occupancy costs for the quarter. Our manufacturing share of shelf (i.e., the percentage of our retail product cost of sales manufactured by our Wholesale segment) of 30.1 % during the second quarter of 2022 was 0.6% lower as compared to the second quarter of 2021. Our wholesale share of shelf at our Party City stores and our North American retail e-commerce operations (i.e., the percentage of our retail product cost of sales supplied by our wholesale segment) was 77.7% during the second quarter of 2022 or 3.3% lower than during the second quarter of 2021.

The gross profit margin on net sales at Wholesale during the second quarters of 2022 and 2021 was 19.1% and 25.7%, respectively. This decrease is primarily due to higher freight, material and labor costs.

Selling, general and administrative expenses

Selling, general and administrative expenses during the second quarter of 2022 totaled $167.3 million and were $12.0 million, or 7.7%, higher than in the second quarter of 2021. The increase was primarily driven by impairment charges related to office lease assets and property and equipment and higher labor costs, predominately in our retail stores.

Interest expense, net

Interest expense, net, totaled $24.2 million during the second quarter of 2022, compared to $23.1 million during the second quarter of 2021. The increase is driven by higher amounts of net debt outstanding and higher interest rates versus prior-year period.

Other (income) expense, net

For the second quarter of 2022 and 2021, other (income) expense, net, totaled $(1.8) million and $(1.3) million, respectively. The change is primarily due to higher income from equity method investments.

Income tax benefit

The effective income tax rate for the three months ended June 30, 2022 of 1484%, is different from the statutory rate of 21.0% primarily due to state taxes, and valuation allowance resulting from interest carryforward deductions limited by IRC Section 163(j).

Six Months Ended June 30, 2022 Compared To Six Months Ended June 30, 2021

The following table sets forth the Company’s operating results and operating results as a percentage of total net sales for the six months ended June 30, 2022 and 2021.

	Six months ended June 30,
	2022		2021
	(Dollars in thousands)
Net sales	$960,425	100.0%	$962,553	100.0%
Cost of sales	644,445	67.1	593,095	61.6
Gross profit	315,980	32.9	369,458	38.4
Selling, general and administrative expenses**	325,366	33.9	304,357	31.6
Loss on disposal of assets in international operations	—	—	3,211	0.3
(Loss) income from operations	(9,386)	(1.0)	61,890	6.4
Interest expense, net	47,579	5.0	40,330	4.2
Other (income), net	(2,003)	(0.2)	(873)	(0.1)
(Loss) income before income taxes	(54,962)	(5.7)	22,433	2.3
Income tax (benefit) expense	(190,246)	(19.8)	6,740	0.7
Net income	135,284	14.1	15,693	1.6
Less: Net income attributable to noncontrolling interests	—	—	(54)	—
Net income attributable to common shareholders of Party City Holdco Inc.	$135,284	14.1%	$15,747	1.6%
Net income per share attributable to common shareholders of Party City Holdco Inc. – Basic	$1.20		$0.14
Net income per share attributable to common shareholders of Party City Holdco Inc. – Diluted	$1.18		$0.14

** Consists of wholesale selling expenses, retail operating expenses, art and development costs and general and administrative expenses, which were reported separately in the prior year.

Reconciliation of Adjusted Third-Party Wholesale Sales

	Six Months Ended June 30,
	2022	2021	Percent Variance
Wholesale third-party sales	$195,995	$185,459	5.7%
Third-party sales of divested entities	—	(13,165)
Adjusted Wholesale third-party sales	$195,995	$172,294	13.8%

Sales

Total net sales for the first six months of 2022 were $960.4 million and were $2.2 million, or 0.2%, lower than the first six months of 2021. The following table sets forth the Company’s total net sales for the six months ended June 30, 2022 and 2021.

	Six months ended June 30,
	2022		2021
	Dollars in Thousands	Percentage of Net sales	Dollars in Thousands	Percentage of Net sales
Net sales:
Wholesale	$543,257	56.6%	$443,098	46.0%
Eliminations	(347,261)	(36.2)	(257,639)	(26.8)
Net wholesale	195,996	20.4	185,459	19.3
Retail	764,429	79.6	777,094	80.7
Total net sales	$960,425	100.0%	$962,553	100.0%

Retail

Retail net sales during the first six months of 2022 were $764.4 million and were $12.7 million, or 1.6%, lower than during the first six months of 2021. Retail net sales at our Party City stores totaled $726.9 million and were $1.3 million, or 0.2% lower than in the first six months of 2021. Same-store sales for the Party City brand (including North American retail e-commerce sales) decreased by 2.3% during the first six months of 2022 compared to the 13 weeks ended July l 3, 2021. The decrease was due mainly to lower sales of core products in everyday categories and the impact of reduced helium supply.

Wholesale

Wholesale net sales during the first six months of 2022 totaled $196 million and were $10.5 million, or 5.7%, higher than the first six months of 2021. This increase is principally due to higher sales to franchise and independent customers, partially offset by the prior year divestiture of a significant portion of our international operations. Excluding the impact of the divestiture, sales increased 13.8%.

Intercompany sales to our retail affiliates totaled $347.3 million during the first six months of 2022 and were $89.6 million higher than during the corresponding months of 2021. Intercompany sales represented 63.9% of total Wholesale sales during the first six months of 2022 and were 34.8% higher than during the first six months of 2021, principally due to earlier Halloween sales to stores as well as easing of supply chain constraints as we replenish store inventory. The intercompany sales of our Wholesale segment are eliminated against the intercompany purchases of our Retail segment in the consolidated financial statements.

Gross Profit

The following table sets forth the Company’s gross profit for the six months ended June 30, 2022 and 2021.

	Six months ended June 30,
	2022		2021
	Dollars in Thousands	Percentage of Net Sales	Dollars in Thousands	Percentage of Net Sales
Retail gross profit	$271,518	35.5%	$316,743	40.8%
Wholesale gross profit	44,462	22.7	52,715	28.4
Total gross profit	$315,980	32.9%	$369,458	38.4%

The gross profit margin on net sales at Retail during the first six months of 2022 was 35.5 % or 530 basis points lower than during the corresponding months of 2021. The change was primarily driven by higher helium and occupancy costs during the period. Our manufacturing share of shelf (i.e., the percentage of our retail product cost of sales manufactured by our wholesale segment) of 30.5 % during the first six months of 2022 was 0.9% lower as compared to the first six months of 2021. Our wholesale share of shelf at our Party City stores and our North American retail e-commerce operations (i.e., the percentage of our retail product cost of sales supplied by our wholesale segment) was 78.1% during the first six months of 2022 or 3.1% lower than during the first six months of 2021.

The gross profit margin on net sales at Wholesale during the first six months of 2022 and 2021 was 22.7% and 28.4%, respectively. This decrease is primarily due to higher freight, material and labor costs.

Selling, general and administrative expenses

Selling, general and administrative expenses during the first six months of 2022 totaled $325.4 million and were $21.0 million, or 6.9%, higher than in the first six months of 2021. The increase was primarily driven by impairment charges related to certain lease assets and property and equipment, higher employee-related costs resulting from higher wages, predominately in our retail stores, partially offset by the international divestiture.

Interest expense, net

Interest expense, net, totaled $47.6 million during the first six months of 2022, compared to $40.3 million during the first six months of 2021. The increase primarily reflects higher cost debt from the refinancing in the first six months of 2021 as well as higher amounts of net debt outstanding and higher interest rates.

Other (income), net

For the first six months of 2022 and 2021, other (income), net, totaled $(2.0) million and $(0.9) million, respectively. The change is primarily due to higher income from equity method investments.

Income tax benefit

The effective income tax rate for the six months ended June 30, 2022 of 346.1%, is different from the statutory rate of 21.0% primarily due to state taxes, and valuation allowance resulting from interest carryforward deductions limited by IRC Section 163(j).

	Three Months Ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
(Dollars in thousands)
Net income	$162,173	$29,811	$135,284	$15,693
Interest expense, net	24,184	23,116	47,579	40,330
Income tax (benefit) expense	(173,891)	10,209	(190,246)	6,740
Depreciation and amortization	15,746	16,916	31,606	34,860
EBITDA	28,212	80,052	24,223	97,623
Inventory restructuring and early lease terminations (f)	—	3,499	—	6,637
Other restructuring, retention and severance (a)	710	31	710	2,082
Long-lived assets impairment (b)	7,829	—	9,983	—
Deferred rent (c)	3,856	(398)	6,381	1,128
Closed store expense (d)	1,721	1,543	2,708	3,136
Foreign currency (gains), net	(247)	(772)	(528)	(1,311)
Stock-based compensation - employee**	2,217	1,680	3,929	2,962
Undistributed loss in equity method investments	(1,686)	(547)	(1,376)	(211)
Non-recurring legal settlements/costs	384	—	384	—
Gain on sale of property, plant and equipment	47	—	(72)	111
COVID - 19 (e)	—	655	—	1,270
Inventory disposal reserve	810	—	1,431	—
Loss on sale of business	—	—	—	3,211
Net loss on debt repayment (g)	—	—	—	226
Other	1,953	90	2,637	1,388
Adjusted EBITDA	$45,806	$85,833	$50,410	$118,252

** Stock-based compensation consists of stock-option expense – time-based, restricted stock units – time-based and restricted stock units – performance-based, which were shown separately in prior years.

	Three Months Ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
(Dollars in thousands, except per share amounts)
(Loss) income before income taxes	$(11,718)	$40,020	$(54,962)	$22,433
Intangible asset amortization	1,528	2,354	3,072	4,831
Amortization of deferred financing costs and original issuance discounts	1,295	1,074	2,566	1,937
Other restructuring, retention and severance (a)	710	31	710	1,967
Long-lived assets impairment (b)	7,829		9,983	—
Non-recurring legal settlements/costs	384	—	384	—
Stock option expense	83	104	168	217
Restricted stock unit and restricted cash awards expense – performance-based	744	1,154	1,313	1,971
COVID - 19 (e)	—	655	—	1,270
Loss on sale of business	—	—	—	3,211
Inventory disposal reserve	810	162	1,431	926
Adjusted income (loss) before income taxes	1,665	45,554	(35,335)	38,763
Adjusted income tax (benefit) expense (h)	(9,841)	11,446	(22,162)	10,064
Adjusted net income (loss)	$11,506	$34,108	$(13,173)	$28,699
Adjusted net income (loss) per common share – diluted	$0.10	$0.29	$(0.12)	$0.25
Weighted-average number of common shares – diluted	114,604,275	116,251,151	112,519,950	115,499,304
(a)
Amounts expensed principally relate to severance due to one-time organizational changes.
(b)
In December 2021, the Company announced the closure of a manufacturing facility in New Mexico that ceased operations in February 2022. As a result, the Company recorded related shutdown charges. In addition, during the three months ended June 30, 2022, the Company recorded an impairment charge related to certain lease assets and property and equipment. See Note 3, Disposition of Assets and Lease-Related Impairments in Item 1, “Condensed Consolidated Financial Statements (Unaudited)” in the Quarterly Report on Form 10-Q).
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
(g)
The Company recognized net loss on debt repayment in 2021.
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

As of June 30, 2022, the Company had cash and cash equivalents of $39.2 million and available borrowings of $156.7 million.

Material Cash Commitments

Debt Obligations, Finance Leases and Interest Payments. As of June 30, 2022, we had $231.9 million in loans and notes payable, $0.9 million current long-term obligations and $1,347.3 million in long-term obligations outstanding. Repayment of the Company's debt is dependent on our subsidiaries' ability to make cash available. For additional information regarding the Company's debt, refer to Note 13, Current and Long-Term Obligations in Part I, Item 1, “Condensed Consolidated Financial Statements (Unaudited)” in this Quarterly Report on Form 10-Q. As noted, the Company must make payments related to interest payments, principal and fees and the facilities contain debt covenants that the must be met.

Leases. As of June 30, 2022, we had an operating lease liability of $793.8 million. We have numerous non-cancelable operating leases for retail store sites, as well as leases for offices, distribution facilities and manufacturing facilities. These leases generally contain renewal options and require us to pay real estate taxes, utilities and related insurance costs.

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

	Three Months Ended June 30,	Six months ended June 30,
	2022	2022
Revenue *	$58,591	$123,505
Operating income	$11,146	$24,213
Adjusted EBITDA	$12,722	$27,269
* Includes sales to affiliates of $28,236 and $57,621 for the three and six months ended June 30, 2022, respectively.

As of June 30, 2022, Anagram's total assets were $221,043, including affiliate accounts receivable of $16,946.

Cash Flow Data – Six Months Ended June 30, 2022 Compared with Six Months Ended June 30, 2021

Net cash used in operating activities totaled $99.1 million during the six months ended June 30, 2022. Net cash provided by operating activities totaled $13.8 million during the six months ended June 30, 2021. The increase in cash used in operating activities is primarily attributable to increased inventory purchases due to timing of seasonal product receipts and higher cost due to freight and raw materials inflation, partially offset by timing of payments related to accounts payable and accrued expenses and lower lease payments as the prior year reflected payment of COVID deferrals.

Net cash used in investing activities totaled $49.5 million during the six months ended June 30, 2022, as compared to $19.9 million during the six months ended June 30, 2021. The increase in cash used in investing activities is primarily due to the prior year reflecting the proceeds from the sale of our international operations, offset by higher capital expenditures in the current year. Capital expenditures during the six months ended June 30, 2022 and 2021 were $51.1 million and $40.5 million, respectively.

Net cash provided by financing activities was $139.9 million during the six months ended June 30, 2022 compared to net cash used in financing activities of $60.0 million during the six months ended June 30, 2021. The variance was principally due to higher borrowings under the ABL Facility in the current year and the impact of the prior year debt refinancing transactions as discussed in Note 13, Current and Long-Term Obligations of Item 1, “Condensed Consolidated Financial Statements (Unaudited)” in this Quarterly Report on Form 10-Q.

Critical Accounting Estimates

See Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition in our Annual Report on Form 10-K for the year ended December 31, 2021, for a discussion of our critical accounting estimates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our risk exposures from those disclosed in Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 and in Part II, Item 1A, Risk Factors in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022.

Item 4. Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) as of June 30, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is: (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

Information in response to this Item is incorporated herein by reference from Note 9 – Commitments and Contingencies, to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There were no material changes during the period covered in this report to the risk factors previously disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2021, except as follows:

Labor, product, supply, and inflationary risks have had and may continue to have an adverse effect on our operating results.

We have experienced, and expect to continue to experience, inflationary pressures, logistics constraints and supply chain disruptions, including increased key raw material and helium costs, increased freight, shipping and transportation costs, increased labor wages, labor shortages and delivery delays and associated charges. Failure to effectively manage these risks has and may continue to adversely impact our operating results.

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

10.1

Second Amendment to and Restated Employment, dated as of April 18 ,2022, by and between Party City Holdings Inc., Party City Holdco Inc. and Denise Kulikowsky (incorporated by reference to Exhibit 10.1 to Party City Holdco Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022).

10.2

Sixth Amendment to ABL Credit Agreement, dated as of March 18, 2022, among Party City Holdings Inc.,

Party City Corporation, PC Intermediate Holdings, Inc., the subsidiaries of the borrowers party thereto,

JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Party City Holdco Inc.'s Form 8-K dated March 22, 2022).

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

** Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

PARTY CITY HOLDCO INC.

By:	/s/ Todd Vogensen
Todd Vogensen
Chief Financial Officer (Principal Financial Officer)

Date: August 8, 2022