Form 10-Q
period 2022-09-30
Party City Holdco Inc.
filed 2022-11-08
CIK 1592058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-37344

Party City Holdco Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-0539758
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

100 Tice Blvd. Woodcliff Lake, NJ	07677
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:

(914) 345-2020

80 Grasslands Road Elmsford, NY

(Address of Former Principal Executive Offices)

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

As of October 13, 2022, 113,316,286 shares of the Registrant’s common stock were outstanding.

PARTY CITY HOLDCO INC.

Form 10-Q

September 30, 2022

TABLE OF CONTENTS

Page

PART I

Item 1. Condensed Consolidated Financial Statements (Unaudited)	3

Condensed Consolidated Balance Sheets at September 30, 2022, December 31, 2021 and September 30, 2021	3

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2022 and September 30, 2021	4

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity for the Three Months Ended September 30, 2022 and September 30, 2021	5

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity for the Nine Months Ended September 30, 2022 and September 30, 2021	6

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and September 30, 2021	7

Notes to Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures about Market Risk	37

Item 4. Controls and Procedures	37

PART II

Item 1. Legal Proceedings	38

Item 1A. Risk Factors	38

Item 6. Exhibits	39

Signature	40

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2022	December 31, 2021	September 30, 2021
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,810	$47,914	$60,740
Accounts receivable, net	106,052	93,301	100,946
Inventories, net	745,697	443,295	520,046
Prepaid expenses and other current assets	59,248	57,656	85,004
Income tax receivable	1,109	56,317	56,361
Total current assets	941,916	698,483	823,097
Property, plant and equipment, net	251,318	221,870	213,959
Operating lease asset	713,434	693,875	700,668
Goodwill	530,643	664,296	662,163
Trade names	383,749	383,737	383,733
Other intangible assets, net	19,524	23,687	25,821
Other assets, net	28,664	25,952	27,385
Total assets	$2,869,248	$2,711,900	$2,836,826
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Loans and notes payable	$442,855	$84,181	$187,084
Accounts payable	208,416	161,736	167,445
Accrued expenses	175,275	195,531	178,155
Current portion of operating lease liability	100,274	116,437	131,653
Income taxes payable	1,006	10,801	—
Current portion of long-term obligations	23,388	1,373	1,297
Total current liabilities	951,214	570,059	665,634
Long-term obligations, excluding current portion	1,318,185	1,351,189	1,350,886
Long-term portion of operating lease liability	699,933	655,875	639,560
Deferred income tax liabilities, net	31,486	29,195	43,537
Other long-term liabilities	22,142	22,868	34,718
Total liabilities	3,022,960	2,629,186	2,734,335
Commitments and contingencies
Stockholders’ equity:
Common stock (113,316,286, 112,170,944 and 112,194,330 shares outstanding and 126,050,880, 124,157,500 and 123,816,514 shares issued at September 30, 2022, December 31, 2021, and September 30, 2021, respectively)	1,384	1,384	1,384
Additional paid-in capital	988,197	982,307	980,399
Accumulated deficit	(809,693)	(571,985)	(552,445)
Accumulated other comprehensive income	790	3,541	3,128
Total Party City Holdco Inc. stockholders’ equity before common stock held in treasury	180,678	415,247	432,466
Less: Common stock held in treasury, at cost (12,734,594, 11,986,556 and 11,622,184 shares at September 30, 2022, December 31, 2021, and September 30, 2021, respectively)	(334,390)	(332,533)	(329,975)
Total Party City Holdco Inc. stockholders’ (deficit) equity	(153,712)	82,714	102,491
Total stockholders’ (deficit) equity	(153,712)	82,714	102,491
Total liabilities and stockholders’ (deficit) equity	$2,869,248	$2,711,900	$2,836,826

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$502,191	$510,199	$1,462,616	$1,472,752
Cost of sales	343,743	326,501	988,188	919,596
Gross profit	158,448	183,698	474,428	553,156
Selling, general and administrative expenses**	178,976	163,644	504,342	468,001
Loss on disposal of assets in international operations	—	—	—	3,211
Goodwill impairment	133,000	—	133,000	—
(Loss) Income from operations	(153,528)	20,054	(162,914)	81,944
Interest expense, net	26,926	23,899	74,505	64,229
Other (income), net	(2,333)	(1,444)	(4,336)	(2,317)
(Loss) income before income taxes	(178,121)	(2,401)	(233,083)	20,032
Income tax expense	194,871	388	4,625	7,128
Net (loss) income	(372,992)	(2,789)	(237,708)	12,904
Less: Net income attributable to noncontrolling interests	—	—	—	(54)
Net (loss) income attributable to common shareholders of Party City Holdco Inc.	$(372,992)	$(2,789)	$(237,708)	$12,958
Net (loss) income per share attributable to common shareholders of Party City Holdco Inc. – Basic	$(3.29)	$(0.02)	$(2.11)	$0.12
Net (loss) income per share attributable to common shareholders of Party City Holdco Inc. – Diluted	$(3.29)	$(0.02)	$(2.11)	$0.11
Weighted-average number of common shares – Basic	113,214,670	112,037,224	112,751,523	111,431,623
Weighted-average number of common shares – Diluted	113,214,670	112,037,224	112,751,523	115,822,121
Dividends declared per share	$—	$—	$—	$—
Comprehensive (loss) income	$(375,343)	$(5,753)	$(240,453)	$45,989
Less: Comprehensive (loss) attributable to noncontrolling interests	—	(24)	—	(54)
Comprehensive (loss) income attributable to common shareholders of Party City Holdco Inc.	$(375,343)	$(5,729)	$(240,453)	$46,043

** Consists of wholesale selling expenses, retail operating expenses, art and development costs and general and administrative expenses, which were reported separately in the prior year. 2022 amounts include long-lived asset impairment charges.

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

(In thousands, except share and per share amounts)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Party City Holdco Inc. Stockholders’ Equity Before Common Stock Held In Treasury	Common Stock Held In Treasury	Total Party City Holdco Inc. Stockholders’ (Deficit) Equity	Non- Controlling Interests	Total Stockholders’ (Deficit) Equity
Balance at June 30, 2022	$1,384	$986,307	$(436,701)	$3,124	$554,114	$(334,138)	$219,976	$—	$219,976
Net (loss)	—	—	(372,992)	—	(372,992)	—	(372,992)	—	(372,992)
Stock-based compensation**	—	1,907	—	—	1,907	—	1,907	—	1,907
Treasury Stock purchases	—	—	—	—	—	(252)	(252)	—	(252)
Foreign currency adjustments	—	(17)	—	(2,334)	(2,351)	—	(2,351)	—	(2,351)
Balance at September 30, 2022	$1,384	$988,197	$(809,693)	$790	$180,678	$(334,390)	$(153,712)	$—	$(153,712)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Party City Holdco Inc. Stockholders’ Equity Before Common Stock Held In Treasury	Common Stock Held In Treasury	Total Party City Holdco Inc. Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
Balance at June 30, 2021	$1,383	$978,167	$(549,693)	$6,096	$435,953	$(327,394)	$108,559	$(786)	$107,773
Net (loss)	—	—	(2,789)	—	(2,789)	—	(2,789)	—	(2,789)
Stock-based compensation**	—	1,943	—	—	1,943	—	1,943	—	1,943
Disposed noncontrolling interest	—	—	—	—	—	—	—	810	810
Treasury Stock purchases	—	—	—	—	—	(2,581)	(2,581)	—	(2,581)
Exercise of stock options	1	298	—	—	299	—	299	—	299
Foreign currency adjustments	—	(9)	37	(2,968)	(2,940)	—	(2,940)	(24)	(2,964)
Balance at September 30, 2021	$1,384	$980,399	$(552,445)	$3,128	$432,466	$(329,975)	$102,491	$—	$102,491

** Stock-based compensation consists of stock-option expense – time-based, restricted stock units – time-based, restricted stock units – performance-based and directors – non-cash compensation, which were shown separately in prior years.

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Party City Holdco Inc. Stockholders’ Equity Before Common Stock Held In Treasury	Common Stock Held In Treasury	Total Party City Holdco Inc. Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
Balance at December 31, 2021	$1,384	$982,307	$(571,985)	$3,541	$415,247	$(332,533)	$82,714	$—	$82,714
Net (loss)	—	—	(237,708)	—	(237,708)	—	(237,708)	—	(237,708)
Stock-based compensation**	—	5,884	—	—	5,884	—	5,884	—	5,884
Treasury stock purchases	—	—	—	—	—	(1,857)	(1,857)	—	(1,857)
Foreign currency adjustments	—	6	—	(2,751)	(2,745)	—	(2,745)	—	(2,745)
Balance at September 30, 2022	$1,384	$988,197	$(809,693)	$790	$180,678	$(334,390)	$(153,712)	$—	$(153,712)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Party City Holdco Inc. Stockholders’ Equity Before Common Stock Held In Treasury	Common Stock Held In Treasury	Total Party City Holdco Inc. Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
Balance at December 31, 2020	$1,373	$971,972	$(565,457)	$(29,916)	$377,972	$(327,182)	$50,790	$(269)	$50,521
Net income (loss)	—	—	12,958	—	12,958	—	12,958	(54)	12,904
Stock-based compensation**	—	4,830	—	—	4,830	—	4,830	—	4,830
Warrant exercise (see Note 15 - Kazzam, LLC)	4	(4)	—	—	—	—	—	—	—
Disposed non-controlling interest	—	—	—	—	—	—	—	323	323
Treasury stock purchases	—	—	—	—	—	(2,793)	(2,793)	—	(2,793)
Exercise of stock options	7	3,614	—	—	3,621	—	3,621	—	3,621
Foreign currency adjustments	—	(13)	54	34,392	34,433	—	34,433	—	34,433
Impact of foreign exchange contracts, net	—	—	—	(1,348)	(1,348)	—	(1,348)	—	(1,348)
Balance at September 30, 2021	$1,384	$980,399	$(552,445)	$3,128	$432,466	$(329,975)	$102,491	$—	$102,491

** Stock-based compensation consists of stock-option expense – time-based, restricted stock units – time-based, restricted stock units – performance-based and directors – non-cash compensation, which were shown separately in prior years.

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows (used in) operating activities:
Net (loss) income	$(237,708)	$12,904
Adjustments to reconcile net (loss) income to net cash (used in) operating activities:
Depreciation and amortization expense	46,812	50,293
Amortization of deferred financing costs and original issuance discounts	3,969	3,257
Provision for doubtful accounts	282	1,610
Deferred income tax expense	2,288	9,116
Change in operating lease liability/asset	1,729	(58,875)
Undistributed income in equity method investments	(2,354)	(820)
Loss on disposal of assets	201	2,796
Loss on disposal of assets in international operations	—	3,211
Long-lived assets impairment	10,408	—
Goodwill impairment	133,000	—
Stock-based compensation**	5,884	4,830
Gain on debt refinancing	—	(1,105)
Changes in operating assets and liabilities:
Increase in accounts receivable	(13,250)	(17,339)
Increase in inventories	(304,030)	(109,227)
Increase in prepaid expenses and other current assets	52,878	(49,570)
Increase in accounts payable, accrued expenses and income taxes payable	13,490	75,368
Net cash (used in) operating activities	(286,401)	(73,551)
Cash flows (used in) investing activities:
Cash paid in connection with acquisitions, net of cash acquired	(157)	(4,405)
Capital expenditures	(75,985)	(49,211)
Proceeds from disposal of property and equipment	1,626	3
Proceeds from sale of international operations, net of cash disposed	—	20,556
Net cash (used in) investing activities	(74,516)	(33,057)
Cash flows provided by financing activities:
Repayment of loans, notes payable and long-term obligations	(42,829)	(844,952)
Proceeds from loans, notes payable and long-term obligations	390,505	882,500
Treasury stock purchases	(1,857)	(2,793)
Exercise of stock options	—	3,621
Debt issuance costs	(2,868)	(21,437)
Net cash provided by financing activities	342,951	16,939
Effect of exchange rate changes on cash and cash equivalents	(138)	100
Net (decrease) in cash and cash equivalents and restricted cash	(18,104)	(89,569)
Change in cash classified within current assets held for sale	—	31,628
Cash and cash equivalents and restricted cash at beginning of period*	48,914	119,681
Cash and cash equivalents and restricted cash at end of period*	$30,810	$61,740
Supplemental disclosure of cash flow information:
Cash paid during the period for interest expense	$86,698	$56,748
Cash (received) paid during the period for income taxes, net of refunds	$(42,177)	$5,303

*Includes $1,000 of restricted cash at September 30, 2022 and December 31, 2021 and September 30, 2021. The Company records restricted cash in Other assets, net as presented in the consolidated balance sheets at September 30, 2022, December 31, 2021 and September 30, 2021.

** Stock-based compensation consists of stock-option expense – time-based, restricted stock units – time-based, restricted stock units – performance-based and directors – non-cash compensation, which were shown separately in prior years.

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

Note 1 – Description of Business

Party City Holdco Inc. (the “Company,” “Party City Holdco,” “we,” or “us”) is a leading party goods company by revenue in North America and, the Company believes, the largest vertically integrated supplier of decorated party goods globally by revenue. With hundreds of retail stores filled with thousands of products across the United States, we make it easy for our customers to find the perfect party solution through our assortment of party products, balloons, and costumes for their celebration aided by the support of our party experts both in-store and online. Our retail operations consists of 830 specialty retail party supply stores (including franchise stores) throughout North America operating under the names Party City and Halloween City, and e-commerce websites which offer rapid, contactless, and same day shipping options (including in-store and at curbside), principally through the domain name PartyCity.com.

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

Note 3 – Disposition of Assets and Lease-Related Impairments

During the three and nine months ended September 30, 2022, the Company recorded an impairment charge of $425 in the Retail segment and $8,234 ($6,809 and $1,425 was recorded in the Wholesale and Retail segments, respectively) related to certain lease assets and property and equipment. The charge relates to vacated office space and retail stores.

In December 2021, the Company announced the closure of a manufacturing facility in New Mexico, which resulted in charges of $11,545 recognized in the fourth quarter of 2021. These charges consisted of equipment and inventory impairments of $8,650 and $2,425, respectively, and severance and other costs of $470. The facility ceased operations in February 2022, and additional impairment charges of $2,174 were recorded in selling, general and administrative expenses in the first quarter of 2022.

In January 2021, the Company closed the previously disclosed sale of a substantial portion of its international operations. The final consideration for the sale amounted to $54.6 million. During the fourth quarter of 2020, the Company recorded a loss reserve of $73,948 in connection with this sale, and during the first quarter of 2021, the Company recorded an additional loss of $3,211, related to changes in working capital accounts through the transaction close date, which is reported in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Note 4 – Goodwill Impairment

The Company reviews goodwill and other intangible assets that have indefinite lives for impairment annually as of October 1 or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. Impairment testing is based upon the best information available including estimates of fair value, which incorporate assumptions marketplace participants would use in making their estimates of fair value. Significant assumptions and estimates are required, including, but not limited to, projecting future cash flows, determining appropriate discount rates and terminal growth rates, and other assumptions, to estimate the fair value of goodwill and indefinite lived intangible assets. To forecast a reporting unit’s future cash flows, the Company takes into consideration current and future economic conditions and trends, management’s and a market participant’s view of growth rates, estimated future operating results and risk-adjusted discount rates. Revenue growth rates inherent in these forecasts are based on input from internal and external market research that compare factors such as growth in global economies and recent industry trends. Macroeconomic factors such as changes in economies, changes in the competitive landscape and other changes beyond the Company’s control could have a positive or negative impact on achieving its growth rate targets.

In preparing for the Company’s annual impairment review of goodwill and indefinite-lived intangible assets, evidence developed to suggest that the carrying value of the wholesale and retail reporting units could exceed their fair values. Such evidence included recent performance of the reporting units, revised projections of future cash flows that were lower than previous projections, and a continuing decline in the Company’s market capitalization. To test for potential impairment of goodwill related to our wholesale and retail reporting units, we prepared an estimate of the fair value of these reporting units based on a combination of a market-based valuation technique (utilizing earnings multiples of similarly situated guideline public companies) and an income approach that uses our projected discounted cash flows.

Based on these valuations of the wholesale and retail reporting units, the Company recognized a non-cash pre-tax goodwill impairment charge of $110 million in the wholesale reporting unit and $23 million in the retail reporting unit for a total goodwill impairment charge of $133 million recognized in the three and nine months ended September 30, 2022.

Although the Company believes the assumptions and estimates used in the valuations supporting its impairment tests are reasonable and appropriate, different assumptions and estimates could materially impact its reported financial results. Actual results may ultimately differ from certain key assumptions used in the Company’s impairment tests and certain other key assumptions may change in the future. Accordingly, we continue to closely monitor developments related to our business, as well and other global events and conditions, including continued inflation and rising interest rates. The future magnitude, duration, and effects of these events are difficult to predict at this time, and it is reasonably possible that future developments could have a negative effect on the estimates and assumptions utilized in our goodwill impairment assessments and could result in material impairment charges in future periods.

Note 5 – Inventories, net

Inventories, net consisted of the following:

	September 30, 2022	December 31, 2021	September 30, 2021
Finished goods	$697,715	$393,609	$474,891
Raw materials	28,008	25,624	26,667
Work in process	19,974	24,062	18,488
	$745,697	$443,295	$520,046

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

In the ordinary course of business the Company is involved in transactions with certain of its equity-method investees, primarily for the purchase of finished goods inventory. For the three and nine months ended September 30, 2022, the Company purchased $16.3 million and $78.7 million. As of September 30, 2022, approximately $28.7 million of purchases are reflected in finished goods inventory with accounts payable of $30.0 million related to such transactions.

Note 6 – Income Taxes

The Company is required at the end of each interim reporting period, to make its best estimate of the annual effective income tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. In addition, the Company is required to project the deferred income tax effects of expected year-end temporary differences, and include in its effective income tax rate, the tax effect of a valuation allowance expected to be necessary at the end of the year for deferred tax assets related to deductible temporary differences and carryforwards originating during the year.

In applying the above guidance, we determined our estimate of the annual effective income tax rate for the full year to be -2.1%. The estimated total annual income tax expense is primarily due to the tax effect of a valuation allowance expected to be necessary at the end of the year for deferred tax assets related to deductible temporary differences originating during the year and the non-deductible non-cash goodwill impairment charge recorded during the third quarter of 2022. The result of applying the -2.1% estimated annual effective income tax rate to the pretax loss of $233.1 million for the nine months ended September 30, 2022, is an income tax expense of $4.6 million, or -2.0%, after adjusting for discrete items. The rate is different from the statutory rate of 21.0% primarily due to state taxes, the valuation allowance resulting from interest carryforward deductions limited by Internal Revenue Code (“IRC”) Section 163(j), and the income tax effect of the non-cash goodwill impairment charge.

The effective income tax rate was 35.6% for the nine months ended September 30, 2021.

The effective income tax rate for the three months ended September 30, 2022 was -109.4%, and -16.2% for the three months ended September 30, 2021. The rate for the three months ended September 30, 2022 is unusually high due the same reasons impacting the nine month rate as noted above.

Note 7 – Changes in Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended September 30, 2022
	Foreign Currency Adjustments	Total, Net of Taxes
Balance at June 30, 2022	$3,124	$3,124
Other comprehensive (loss), net of tax	(2,334)	(2,334)
Balance at September 30, 2022	$790	$790

	Three Months Ended September 30, 2021
	Foreign Currency Adjustments	Total, Net of Taxes
Balance at June 30, 2021	$6,096	$6,096
Other comprehensive (loss), net of tax	(2,968)	(2,968)
Balance at September 30, 2021	$3,128	$3,128

	Nine Months Ended September 30, 2022
	Foreign Currency Adjustments	Total, Net of Taxes
Balance at December 31, 2021	$3,541	$3,541
Other comprehensive (loss), net of tax	(2,751)	(2,751)
Balance at September 30, 2022	$790	$790

	Nine Months Ended September 30, 2021
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at December 31, 2020	$(31,264)	$1,348	$(29,916)
Other comprehensive income before reclassifications, net of tax	(2,197)	77	(2,120)
Release of cumulative foreign currency translation adjustment to net loss as a result of disposition of international operations	36,589	(1,422)	35,167
Amounts reclassified from accumulated other comprehensive income (loss) to the condensed consolidated statement of operations and comprehensive income (loss), net of income tax	—	(3)	(3)
Net current-period other comprehensive income (loss)	34,392	(1,348)	33,044
Balance at September 30, 2021	$3,128	$—	$3,128

Note 8 – Capital Stock

At September 30, 2022, the Company’s authorized capital stock consisted of 300,000,000 shares of $0.01 par value common stock and 15,000,000 shares of $0.01 par value preferred stock with 0 shares issued and outstanding.

Note 9 – Segment Information

Industry Segments

The Company has two reportable operating segments: Wholesale and Retail. The Wholesale segment designs, manufactures, contracts for manufacture and distributes party goods, including paper and plastic tableware, metallic and latex balloons, Halloween and other costumes, accessories, novelties and stationery throughout the world. The Retail segment operates specialty retail party supply stores in the United States, principally under the names Party City and Halloween City, and it operates e-commerce websites, principally through the domain name PartyCity.com. The company's reportable operating segment data for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Wholesale	Retail	Consolidated
Three Months Ended September 30, 2022
Net sales before eliminations	$390,885	$394,880	$785,765
Eliminations	(283,574)	—	(283,574)
Net sales	107,311	394,880	502,191
Gross profit	$25,876	$132,572	$158,448
(Loss) from operations	$(99,727)	$(53,801)	$(153,528)
Interest expense, net			26,926
Other (income), net			(2,333)
(Loss) before income taxes			$(178,121)

	Wholesale	Retail	Consolidated
Three Months Ended September 30, 2021
Net sales before eliminations	$279,634	$398,873	$678,507
Eliminations	(168,308)	—	(168,308)
Net sales	111,326	398,873	510,199
Gross profit	$21,876	$161,822	$183,698
(Loss) income from operations	$(3,873)	$23,927	$20,054
Interest expense, net			23,899
Other (income), net			(1,444)
(Loss) before income taxes			$(2,401)

	Wholesale	Retail	Consolidated
Nine Months Ended September 30, 2022
Net sales before eliminations	$934,142	$1,159,309	$2,093,451
Eliminations	(630,835)	—	(630,835)
Net sales	303,307	1,159,309	1,462,616
Gross profit	$70,338	$404,090	$474,428
(Loss) from operations	$(106,504)	$(56,410)	$(162,914)
Interest expense, net			74,505
Other (income), net			(4,336)
(Loss) before income taxes			$(233,083)

	Wholesale	Retail	Consolidated
Nine Months Ended September 30, 2021
Net sales before eliminations	$722,732	$1,175,967	$1,898,699
Eliminations	(425,947)	—	(425,947)
Net sales	296,785	1,175,967	1,472,752
Gross profit	$74,591	$478,565	$553,156
(Loss) income from operations	$(7,690)	$89,634	$81,944
Interest expense, net			64,229
Other (income), net			(2,317)
Income before income taxes			$20,032

In January 2021, the Company closed the previously disclosed sale of a substantial portion of its international operations.

For the three and nine months ended September 30, 2022, the Company recognized non-cash pre-tax goodwill impairment charges of $110 million in the Wholesale segment and $23 million in the Retail segment million. See Note 4 for further detail.

Note 10 – Commitments and Contingencies

The Company is a party to certain claims and litigation in the ordinary course of business. The Company does not believe these proceedings will result, individually or in the aggregate, in a material adverse effect on its financial condition or future results of operations.

Note 11 – Derivative Financial Instruments

The Company is directly and indirectly affected by changes in certain market conditions. These changes in market conditions may adversely impact the Company’s financial performance and are referred to as market risks. The Company, when deemed appropriate, uses derivatives as a risk management tool to mitigate the potential impact of certain market risks. The primary market risks managed through the use of derivative financial instruments are interest rate risk and foreign currency exchange rate risk. The Company did not have any foreign currency exchange contracts outstanding as of September 30, 2022 , December 31, 2021 and September 30, 2021.

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

The carrying amounts for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximated fair value at September 30, 2022 because of the short-term maturities of the instruments and/or their variable rates of interest.

The carrying amounts and fair values of the Company’s notes and senior notes as of September 30, 2022 are as follows:

	September 30, 2022
	Gross Carrying Amount	Fair Value
8.75% Senior Secured First Lien Notes – due 2026	$750,000	$431,250
6.125% Senior Notes – due 2023	22,924	16,505
6.625% Senior Notes – due 2026	92,254	44,397
First Lien Party City Notes – due 2025	188,920	109,337
First Lien Anagram Notes – due 2025	148,588	150,074
Second Lien Anagram Notes – due 2026	144,581	142,593

The fair values represent Level 2 fair value measurements as the debt instruments trade in inactive markets. The carrying amounts for other debt instruments approximated fair value at September 30, 2022 based on the discounted future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturity.

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

Basic and diluted loss per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income attributable to common shareholders of Party City Holdco Inc.	$(372,992)	$(2,789)	$(237,708)	$12,958
Weighted average shares - Basic	113,214,670	112,037,224	112,751,523	111,431,623
Effect of dilutive securities:
Warrants	—	—	—	41,414
Restricted stock units	—	—	—	4,036,805
Stock options	—	—	—	312,279
Weighted average shares - Diluted	113,214,670	112,037,224	112,751,523	115,822,121
Net (loss) income per share attributable to common shareholders of Party City Holdco Inc. - Basic	$(3.29)	$(0.02)	$(2.11)	$0.12
Net (loss) income per share attributable to common shareholders of Party City Holdco Inc. - Diluted	$(3.29)	$(0.02)	$(2.11)	$0.11

During the three months and nine months ended September 30, 2022, 1,747.862 stock options and 7,501,758 restricted stock units were excluded from the calculation of net income per share attributable to common shareholders of Party City Holdco Inc. – diluted as they were anti-dilutive. During the three months ended September 30, 2021, 1,884,619 stock options and 6,984,119 restricted stock units were excluded from the calculation of net loss per share attributable to common shareholders of Party City Holdco Inc. – diluted as they were anti-dilutive. During the nine months ended September 30, 2021,1,048,319 stock options and 168,897 restricted stock units were excluded from the calculation of net income per share attributable to common shareholders of PartyCity Holdco Inc. – diluted as they were anti-dilutive.

Note 14 – Current and Long-Term Obligations

Long-term obligations at September 30, 2022, December 31, 2021 and September 30, 2021 consisted of the following:

	September 30, 2022				December 31, 2021	September 30, 2021
	Principal Amount	Gross Carrying Amount	Deferred Financing Costs	Net Carrying Amount	Net Carrying Amount	Net Carrying Amount
8.75% Senior Secured First Lien Notes – due 2026	$750,000	$750,000	$(14,412)	$735,588	$732,957	$732,124
6.125% Senior Notes – due 2023	22,924	22,924	(48)	22,876	22,834	22,820
6.625% Senior Notes – due 2026	92,254	92,254	(555)	91,699	91,591	91,555
First Lien Party City Notes – due 2025	161,669	188,920	—	188,920	198,004	198,076
First Lien Anagram Notes – due 2025	118,699	148,588	(601)	147,987	149,569	149,676
Second Lien Anagram Notes – due 2026	93,613	144,581	(1,802)	142,779	144,619	144,665
Finance lease obligations	11,724	11,724	—	11,724	12,988	13,267
Total long-term obligations	1,250,883	1,358,991	(17,418)	1,341,573	1,352,562	1,352,183
Less: current portion	(23,388)	(23,388)	—	(23,388)	(1,373)	(1,297)
Long-term obligations, excluding current portion	$1,227,495	$1,335,603	$(17,418)	$1,318,185	$1,351,189	$1,350,886

Prior to April 2019, the Company had a $540,000 asset-based revolving credit facility (with a seasonal increase to $640,000 during a certain period of each calendar year) (the “ABL Facility”), which was to mature during August 2023 (subject to a springing maturity at an earlier date if the maturity date of certain of the Company’s other debt has not been extended or refinanced). It provided for (a) revolving loans, subject to a borrowing base, and (b) letters of credit, in an aggregate face amount at any time outstanding not to exceed $50,000. During April 2019, the Company amended the ABL Facility. Such amendment removed the seasonal component and made the ABL Facility a $640,000 facility with no seasonal modification component. In connection with the refinancing, PCHI (1) reduced the ABL revolving commitments and prepaid the outstanding ABL revolving loans, in each case, in an aggregate principal amount equal to $44,000 in accordance with the ABL Facility credit agreement, and (2) designated

Anagram Holdings, LLC (“Anagram”) and each of its subsidiaries as an unrestricted subsidiary under the ABL Facility. Additionally, in February 2021 in conjunction with the transaction discussed below, the Company amended the ABL Facility by reducing the commitments to $475,000 and extending the maturity to February 2026, or earlier as provided for in the agreement. On March 18, 2022, the ABL Facility was further amended. The amendment modified certain eligibility criteria with respect to the inventory component of the borrowing base. The changes lengthen the permitted in-transit time for eligible in-transit inventory being shipped from a location outside of the United States, subject to a cap on the aggregate amount of foreign in-transit inventory that is eligible to be reflected in the borrowing base.

PCHI had approximately $77.3 million, $192.4 million and $280.3 million of availability under the ABL Facility as of September 30, 2022, December 31, 2021 and September 30, 2021, respectively. As discussed further below, Anagram had a separate asset-based revolving credit facility and there was approximately $14.4 million of availability under the Anagram ABL Facility as of September 30, 2022.

On July 19, 2022, the ABL Facility was further amended. Pursuant to the amendment, the aggregate commitments under the ABL Facility were increased from $475,000 to $562,110.5. The increase includes the establishment of a new $17,110.5 asset-based first-in, last-out revolving tranche (the “FILO Facility”). Commencing in March 2023, the borrowers will be required to make scheduled quarterly payments of the loans under the FILO Facility equal to 5.55% of the original principal amount of the FILO Facility as in effect on the date of the ABL amendment (with a corresponding reduction to the aggregate commitments under the FILO Facility). The balance of the FILO Facility has the same final stated maturity date as the other loans under the ABL Facility, which is scheduled to occur in February 2026 (subject to a springing maturity at an earlier date, under certain circumstances, if the maturity date of certain other debt of PCHI has not been extended or refinanced).

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

August 2022 Debt Transaction

On August 15, 2022, 99.24% of holders of the First Lien Anagram Notes due 2025 and 97.61% of holders of the Second Lien Anagram Notes due 2026 (collectively, the “Anagram Notes”) had delivered their respective consents in connection with a previously announced solicitation of consents to certain waivers of compliance with the indentures governing the Anagram Notes. The total consent fee of $1.5 million for these waivers was paid on August 18, 2022. Anagram entered into supplemental indentures to effect these waivers.

Note 15 – Revenue from Contracts with Customers

The following table summarizes revenue from contracts with customers for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Retail Net Sales:
North American Party City Stores	$385,107	$391,698	$1,146,185	$1,163,418
Other	9,773	7,175	13,124	12,549
Total Retail Net Sales	$394,880	$398,873	$1,159,309	$1,175,967
Wholesale Net Sales:
Domestic	$64,960	$74,944	$191,776	$192,090
International	42,351	36,382	111,531	104,695
Total Wholesale Net Sales	$107,311	$111,326	$303,307	$296,785
Total Consolidated Sales	$502,191	$510,199	$1,462,616	$1,472,752

The Company maintains allowances for credit losses resulting from the inability of the Company’s customers to make required payments. Judgment is required in assessing the ultimate realization of these receivables, including consideration of the Company’s history of receivable write-offs, the level of past due accounts and the economic status of the Company’s customers. In an effort to identify adverse trends relative to customer economic status, the Company assesses the financial health of the markets it operates in and performs periodic credit evaluations of its customers and ongoing reviews of account balances and aging of receivables. Amounts are considered past due when payment has not been received within the time frame of the credit terms extended. Write-offs are charged directly against the allowance for credit losses and occur only after all collection efforts have been exhausted. The Company will continue to actively monitor the impact of the COVID-19 pandemic on expected losses. At September 30, 2022, December 31, 2021 and September 30, 2021, the allowance for credit losses was $7,301, $8,057 and $7,248, respectively.

Note 16 – Kazzam, LLC

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

Note 17 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References throughout this document to the “Company” include Party City Holdco Inc. and its subsidiaries. In this document the words “we,” “our,” “ours” and “us” refer only to the Company and its subsidiaries and not to any other person.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of federal and state securities laws. Disclosures that use words such as the company “believes,” “anticipates,” “expects,” “estimates,” “intends,” “will,” “may” or “plans” and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report are based on management’s good-faith belief and reasonable judgment based on current information, and these statements are qualified by important risks and uncertainties, many of which are beyond our control, that could cause our actual results to differ materially from those forecasted or indicated by such forward-looking statements. These risks and uncertainties include: our ability to compete effectively in a competitive industry; fluctuations in commodity prices; successful implementation of our store growth strategy; decreases in our Halloween sales; product recalls or product liability; continuing changes in general economic conditions, and the impact on consumer confidence and consumer spending, including inflationary pressures; the continuing impact of COVID-19 on our global supply chain, retail store operations and customer demand; labor and material shortages and investments; disruptions to our supply chain, transportation system or increases in transportation costs; the impact of inflation on consumer spending; new interpretations of or changes to current accounting rules; our ability to anticipate consumer preferences and buying trends; dependence on timely introduction and customer acceptance of our merchandise; changes in consumer spending based on weather, political, competitive and other conditions beyond our control; delays in store openings; competition from companies with concepts or products similar to ours; timely and effective sourcing of merchandise from our foreign and domestic vendors and delivery of merchandise through our supply chain to our stores and customers; loss or actions of third party vendors and loss of the right to use licensed material; disruptions at our manufacturing facilities; effective inventory management; our ability to manage customer returns; successful catalog management, including timing, sizing and merchandising; uncertainties in e-marketing, infrastructure and regulation; multi-channel and multi-brand complexities; our ability to introduce new brands and brand extensions; challenges associated with our increasing global presence; dependence on external funding sources for operating capital; disruptions in the financial markets; our ability to control employment, occupancy and other operating costs; our ability to improve our systems and processes, and ability to manage supply chain constraints, increased costs and inflationary pressures; changes to our information technology infrastructure; general political, economic and market conditions and events, including war, conflict or acts of terrorism; the impact of tariffs and our ability to mitigate impacts; and the additional risks and uncertainties set forth in “Risk Factors” in Party City’s Annual Report on Form 10-K for the year ended December 31, 2021 and in Item 1A of Part II of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, outlook, guidance, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. Except as may be required by any applicable laws, Party City assumes no obligation to publicly update or revise such forward-looking statements, which are made as of the date hereof or the earlier date specified herein, whether as a result of new information, future developments or otherwise.

Business Overview

Our Company

We are a leading party goods company by revenue in North America and, we believe, the largest vertically integrated supplier of decorated party goods globally by revenue. We are a popular one-stop shopping destination for party supplies, balloons, and costumes. In addition to being a great retail brand, we are a global, world-class organization that combines state-of-the-art manufacturing and sourcing operations and sophisticated wholesale operations with a multi-channel retailing strategy and e-commerce retail operations. We design, manufacture, source and distribute party goods, including paper and plastic tableware, metallic and latex balloons, Halloween and other costumes, accessories, novelties, gifts and stationery throughout the world. Our retail operations include 830 specialty retail party supply stores (including franchise stores) throughout North America operating under the names Party City and Halloween City, and e-commerce websites, principally through the domain name PartyCity.com.

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

Our retail segment generates revenue primarily through the sale of our party supplies, which are sold under the Amscan, Anagram and Costumes USA brand names through Party City, Halloween City and PartyCity.com. For the nine months ended September 30, 2022, 78.5% of the product that was sold by our retail segment was supplied by our wholesale segment and 28.9 % of the product that was sold by our retail segment was self-manufactured.

Our retail operations are subject to significant seasonal variations. Historically, this segment has realized a significant portion of its revenues, cash flow and net income in the fourth quarter of the year, principally due to our Halloween sales in October and, to a lesser extent, year-end holiday sales. To maximize our seasonal opportunity, we operate a chain of temporary Halloween stores, under the Halloween City banner, during the months of September and October of each year. The total number of corporate Party City stores was 761 as of September 30, 2022 compared to 754 in the prior year period.

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

Goodwill Impairment. Goodwill impairment is recognized when the carrying value of a reporting unit exceeds its fair value. The Company reviews goodwill and other intangibles that have indefinite lives for impairment annually as of October 1 or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. Impairment testing is based upon the best information available including estimates of fair value which incorporate assumptions marketplace participants would use in making their estimates of fair value. Significant assumptions and estimates are required, including, but not limited to, projecting future cash flows, determining appropriate discount rates and terminal growth rates, and other assumptions, to estimate the fair value of goodwill and indefinite lived intangible assets. To forecast a reporting unit’s future cash flows, the Company takes into consideration current and future economic conditions and trends, management’s and a market participant’s view of growth rates, estimated future operating results and risk-adjusted discount rates. Revenue growth rates inherent in these forecasts are based on input from internal and external market research that compare factors such as growth in global economies and recent industry trends. Macroeconomic factors such as changes in economies, changes in the competitive landscape and other changes beyond the Company’s control could have a positive or negative impact on achieving its growth rate targets.

Although the Company believes the assumptions and estimates made are reasonable and appropriate, different assumptions and estimates could materially impact its reported financial results. Actual results may ultimately differ from certain key assumptions used in the Company’s impairment tests and certain other key assumptions may change in the future. Accordingly, we continue to closely monitor developments related to our business, as well and other global events and conditions, including continued inflation and rising interest rates. The future magnitude, duration, and effects of these events are difficult to predict at this time, and it is reasonably possible that future developments could have a negative effect on the estimates and assumptions utilized in our goodwill impairment assessments and could result in material impairment charges in future periods.

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

Adjusted Net Income (Loss). Adjusted net income (loss) represents our net income (loss) attributable to common shareholders of Party City Holdco Inc., adjusted for, among other items, intangible asset amortization, non-cash purchase accounting adjustments, amortization of deferred financing costs and original issue discounts, equity-based compensation and impairment charges. We present adjusted net income because we believe it assists investors in comparing our performance across reporting periods on a consistent basis by eliminating the impact of items that we do not believe are indicative of our core operating performance.

Adjusted Net Income (Loss) Per Common Share – Diluted. Adjusted net income (loss) per common share – diluted represents adjusted net income (loss) attributable to common shareholders of Party City Holdco Inc divided by the Company’s diluted weighted average common shares outstanding. We present the metric because we believe it assists investors in comparing our per share performance across reporting periods on a consistent basis by eliminating the impact of items that we do not believe are indicative of our core operating performance.

Adjusted Total Gross Profit Margin. We define Adjusted total gross profit margin as net sales less cost of sales, excluding deferred rent.

Adjusted Selling, General and Administrative Expenses. Adjusted selling, general and administrative expenses represents our wholesale selling expenses, retail operating expenses, art and development costs, general and administrative expenses, adjusted for, among other items, share-based compensation, restructuring and severance related charges, store closure charges, losses on the sales of property, plant, and equipment, non-recurring COVID-19 cleaning and sanitation costs, long-lived asset impairment charges, merchandise transformation and employee relocation costs, consulting costs related to the Company’s corporate reorganization, non-recurring legal settlements, and differences between the Company’s accrued and cash rent expense.

The Company presents the measures of adjusted EBITDA, adjusted net income (loss) and adjusted net income (loss) per common share - diluted, adjusted total gross profit margin, and adjusted selling, general and administrative expenses as supplemental non-GAAP measures of its operating performance. You are encouraged to evaluate these adjustments and the reasons the Company considers them appropriate for supplemental analysis. In evaluating the measures, you should be aware that in the future the Company may incur expenses that are the same as, or similar to, some of the adjustments in this presentation. The Company’s presentation of these non-GAAP measures should not be construed as an inference that the Company’s future results will be unaffected by unusual or non-recurring items. These non-GAAP measures have limitations as analytical tools. Because of these limitations, these non-GAAP measures should not be considered in isolation or as substitutes for performance measures calculated in accordance with GAAP. The Company compensates for these limitations by relying primarily on its GAAP results and using the metrics only on a supplemental basis and reconciliations from GAAP to non-GAAP measures are provided. Some of the limitations of these non-GAAP measures are:

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
•
they do not reflect the impact of certain cash charges resulting from matters the Company considers not to be indicative of its ongoing operations; and
•
other companies in the Company’s industry may calculate these non-GAAP measures differently than the Company does, limiting its usefulness as a comparative measure.

Results of Operations

Overview

Impact of Macro and Consumer Environment on Our Business

Our business was impacted by many of the macroeconomic inflationary headwinds affecting other businesses, which have resulted in higher input costs including greater costs associated with (i) freight and transportation, (ii) commodities such as helium, (iii) raw materials and finished goods, and (iv) wage rates for talent. These factors and the Company’s responses to them have impacted consumer discretionary spending and purchasing behavior, leading to continued pressure on margins and overall profitability, and we expect these headwinds to continue through the rest of fiscal year 2022. As such, our forward-looking projections of revenues, earnings, and cash flow may be adversely impacted if the macroeconomic environment continues or further deteriorates.

While we navigate this near-term turbulence in costs, we are being thoughtful with our mitigating actions on pricing and are reassessing all vendor relationships. Further, given the continued broader macro pressures, we are operating the business with even more discipline from an expense and capital standpoint. We are also continuing to focus on our strategic priorities of enhancements to customer engagement as well as digital, IT and supply chain.

We will continue on the path of progressing our transformation strategy but will be focusing on fewer initiatives, addressing structural costs and increasing operating efficiencies given the challenging environment. Our decision not to backfill almost 100 open roles, coupled with a 9% reduction in corporate workforce reduction for a combined workforce reduction of 19%, will result in approximately $30 million in annualized costs savings. These are very hard decisions to make but we believe are necessary to ensure the health of the business for our team members, customers and shareholders.

Freight and Transportation

We have seen freight and transportation costs increase in fiscal year 2022 as a result of global supply chain bottlenecks and elevated energy price pressures. We are mitigating increased material and freight costs through price adjustments, when possible.

Talent Constraints

Our operations continue to be impacted by labor availability and, in response, we increased wage rates throughout fiscal year 2021 to attract and retain talent at our retail stores and in our distribution facilities and we expect to continue to be impacted by rising labor costs throughout fiscal years 2022 and 2023.

Helium Constraints

Beginning in late 2021 and continuing into fiscal year 2022, we saw both supply limitations and price increases for helium, which impacted consumer demand for balloons, pressuring both our retail and wholesale business segments. In response, the Company diversified its supply base for of providers into the retail stores, including seeking direct sourcing of helium, and refined retail pricing. Further, as a reaction to such market conditions, we have seen pressure on third-party wholesale balloon purchases. Although the industry continues to face increased costs, which impact consumer demand, we believe that our helium supply constraints have lessened. From a cost perspective, our Retail segment continues to experience material increases in the cost of helium, with an expected 2022 increase of $20 million. We are working to diversify our source bases to mitigate future supply constraints. We are also alleviating supply chain constraints through various measures, including advance purchases of raw materials and finished goods to prevent potential disruptions.

For additional details, see Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.

OPERATING METRICS

We believe our financial results and growth model will continue to be driven by store count, wholesale share of shelf, manufacturing share of shelf management, and comparable sales. We believe these key operating metrics are useful to investors because management uses these metrics to assess the growth of our business and the effectiveness of our marketing and operational strategies.

	For the Nine Months Ended September 30,		Last 12 Months
	2022	2021

Store Count
Corporate Stores:
Beginning of period	759	746	754
New stores opened	7	9	8
Acquired	1	6	5
Closed	(6)	(7)	(6)
End of period	761	754	761
Franchise Stores
Beginning of period	72	85	76
New stores opened	—	—	—
Sold to Party City	(1)	(6)	(5)
Closed	(2)	(3)	(2)
End of period	69	76	69
Grand Total	830	830	830

	Three months ended September 30,
	2022	2021
Wholesale Share of Shelf (a)	79.2%	80.2%
Manufacturing Share of Shelf (b)	25.8%	28.2%

	Three months ended September 30,
	2022	2021
Brand comparable sales (c)	-3.2%	7.5%

(a) Wholesale share of shelf represents the percentage of our retail product cost of sales supplied by our wholesale operations.

(b) Manufacturing share of shelf represents the percentage of our retail product cost of sales manufactured by the company.

(c) Party City brand comparable sales include North American e-commerce sales. Comparable store sales growth represents the percentage change in sales in one period from the same prior year period for company-operated stores open for 13 months or longer.

Three Months Ended September 30, 2022 Compared To Three Months Ended September 30, 2021

The following table sets forth the Company’s operating results and operating results as a percentage of total net sales for the three months ended September 30, 2022 and 2021.

	Three Months Ended September 30,
	2022		2021
	(Dollars in thousands)
Net sales	$502,191	100.0%	$510,199	100.0%
Cost of sales	343,743	68.4	326,501	64.0
Gross profit	158,448	31.6	183,698	36.0
Selling, general and administrative expenses**	178,976	35.6	163,644	32.1
Goodwill impairment	133,000	26.5	—	-
(Loss) income from operations	(153,528)	(30.6)	20,054	3.9
Interest expense, net	26,926	5.4	23,899	4.7
Other (income), net	(2,333)	(0.5)	(1,444)	(0.3)
(Loss) before income taxes	(178,121)	(35.5)	(2,401)	(0.5)
Income tax expense	194,871	38.8	388	0.1
Net (loss)	(372,992)	(74.3)	(2,789)	(0.5)
Less: Net Income (loss) attributable to noncontrolling interests	—	—	—	—
Net (loss) attributable to common shareholders of Party City Holdco Inc.	$(372,992)	(74.3)%	$(2,789)	(0.5)%
Net (loss) per share attributable to common shareholders of Party City Holdco Inc. – Basic	$(3.29)		$(0.02)
Net (loss) per share attributable to common shareholders of Party City Holdco Inc. – Diluted	$(3.29)		$(0.02)

** Consists of wholesale selling expenses, retail operating expenses, art and development costs and general and administrative expenses, which were reported separately in the prior year.

Sales

Total net sales for the third quarter of 2022 were $502.2 million and were $8.0 million, or 1.6%, lower than the same period in 2021. The following table sets forth the Company’s total net sales for the three months ended September 30, 2022 and 2021.

	Three Months Ended September 30,
	2022		2021
	Dollars in Thousands	Percentage of Net sales	Dollars in Thousands	Percentage of Net sales
Net sales:
Wholesale	$390,885	77.8%	$279,634	54.8%
Eliminations	(283,574)	(56.4)	(168,308)	(33.0)
Net wholesale	107,311	21.4	111,326	21.8
Retail	394,880	78.6	398,873	78.2
Total net sales	$502,191	100.0%	$510,199	100.0%

Retail

Retail net sales during the third quarter of 2022 were $394.9 million and were $4.0 million, or 1.0%, lower than during the third quarter of 2021. Brand comparable sales for the Party City brand (including North American retail e-commerce sales) decreased by 3.2% during the third quarter of 2022 compared to the 13 weeks ended October 2, 2021. The decrease was due to lower sales of core product in everyday categories and the lapping of strong prior year retail results, along with operational responses to macroeconomic factors previously discussed, like increases in input costs. These headwinds were partially offset by solid results in our seasonal business, including summer, July 4th, and Labor Day.

Wholesale

Wholesale net sales during the third quarter of 2022 totaled $107.3 million and were $4.0 million, or 3.6%, lower than the third quarter of 2021. This decrease was principally due to a decline at Anagram from the continued tightening of helium supply at certain retailers, offset partially by strong performance within our Canadian business.

Intercompany sales to our retail affiliates totaled $283.6 million during the third quarter of 2022 and were $115.3 million higher than during the corresponding quarter of 2021. Intercompany sales represented 72.5% of total Wholesale sales during the third quarter of 2022 and were 68.5% higher than during the third quarter of 2021, principally due to earlier Halloween sales to stores as well as easing of supply chain constraints. The intercompany sales of our Wholesale segment are eliminated against the intercompany purchases of our Retail segment in the consolidated financial statements.

Gross Profit

The following table sets forth the Company’s gross profit for the three months ended September 30, 2022 and 2021.

	Three Months Ended September 30,
	2022		2021
	Dollars in Thousands	Percentage of Net Sales	Dollars in Thousands	Percentage of Net Sales
Retail gross profit	$132,572	33.6%	$161,822	40.6%
Wholesale gross profit	25,876	24.1	21,876	19.7
Total gross profit	$158,448	31.6%	$183,698	36.0%

The gross profit margin on net sales at Retail during the third quarter of 2022 was 33.6 % or 700 basis points lower than during the corresponding quarter of 2021. The change was primarily driven by higher helium and occupancy costs for the quarter. Our manufacturing share of shelf (i.e., the percentage of our retail product cost of sales manufactured by our Wholesale segment) of 25.8 % during the third quarter of 2022 was 2.4% lower as compared to the third quarter of 2021. Our wholesale share of shelf at our Party City stores and our North American retail e-commerce operations (i.e., the percentage of our retail product cost of sales supplied by our wholesale segment) was 79.2% during the third quarter of 2022 or 1% lower than during the third quarter of 2021.

The gross profit margin on net sales at Wholesale during the third quarters of 2022 and 2021 was 24.1% and 19.7%, respectively. This increase is primarily due to higher volume and mix offset by higher freight and material costs.

Selling, general and administrative expenses

Selling, general and administrative expenses during the third quarter of 2022 totaled $179.0 million and were $15.3 million, or 9.4%, higher than in the third quarter of 2021. The increase was primarily driven by higher labor costs, predominately from higher wage rates in our retail stores.

Goodwill Impairment

In preparing for the Company’s annual impairment review of goodwill and indefinite-lived intangible assets, evidence developed to suggest that the carrying value of the wholesale and retail reporting units could exceed their fair values. Such evidence included recent performance of the reporting unit, revised projections of future cash flows that were lower than previous projections, and a continuing decline in the Company’s market capitalization. To test for potential impairment of goodwill related to our wholesale and retail reporting units, we prepared an estimate of the fair value of these reporting units based on a combination of a market-based valuation technique (utilizing earnings multiples of similarly situated guideline public companies) and an income approach that uses our projected discounted cash flows.

Based on these valuations of the wholesale and retail reporting units, the Company recognized a non-cash pre-tax goodwill impairment charge of $110 million in the wholesale reporting unit and $23 million in the retail reporting unit for a total goodwill impairment charge of $133 million recognized in the three months ended September 30, 2022.

Although the Company believes the assumptions and estimates used in the valuations supporting its impairment tests are reasonable and appropriate, different assumptions and estimates could materially impact its reported financial results. Actual results may ultimately differ from certain key assumptions used in the Company’s impairment tests and certain other key assumptions may change in the future. Accordingly, we continue to closely monitor developments related to our business, as well and other global events and conditions, including continued inflation and rising interest rates. The future magnitude, duration, and effects of these events are difficult to predict at this time, and it is reasonably possible that future developments could have a negative effect on the estimates and assumptions utilized in our goodwill impairment assessments and could result in material impairment charges in future periods.

Interest expense, net

Interest expense, net, totaled $26.9 million during the third quarter of 2022, compared to $23.9 million during the third quarter of 2021. The increase is driven by higher amounts of net debt outstanding and higher interest rates versus prior-year period.

Other (income) expense, net

For the third quarter of 2022 and 2021, other (income) expense, net, totaled $(2.3) million and $(1.4) million, respectively. The change is primarily due to higher income from equity method investments.

Income tax expense

The effective income tax rate for the three months ended September 30, 2022 of -109.4%, is different from the statutory rate of 21.0% primarily due to state taxes, the valuation allowance resulting from interest carryforward deductions limited by IRC Section 163(j), and the tax impact of the non-cash goodwill impairment charge recorded during the quarter.

Nine Months Ended September 30, 2022 Compared To Nine Months Ended September 30, 2021

The following table sets forth the Company’s operating results and operating results as a percentage of total net sales for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,
	2022		2021
	(Dollars in thousands)
Net sales	$1,462,616	100.0%	$1,472,752	100.0%
Cost of sales	988,188	67.6	919,596	62.4
Gross profit	474,428	32.4	553,156	37.6
Selling, general and administrative expenses**	504,342	34.5	468,001	31.8
Loss on disposal of assets in international operations	—	—	3,211	0.2
Goodwill impairment	133,000	9.1	—	-
(Loss) income from operations	(162,914)	(11.1)	81,944	5.6
Interest expense, net	74,505	5.1	64,229	4.4
Other (income), net	(4,336)	(0.3)	(2,317)	(0.2)
(Loss) income before income taxes	(233,083)	(15.9)	20,032	1.4
Income tax expense	4,625	0.3	7,128	0.5
Net (loss) income	(237,708)	(16.3)	12,904	0.9
Less: Net income attributable to noncontrolling interests	—	—	(54)	—
Net income (loss) attributable to common shareholders of Party City Holdco Inc.	$(237,708)	(16.3)%	$12,958	0.9%
Net income (loss) per share attributable to common shareholders of Party City Holdco Inc. – Basic	$(2.11)		$0.12
Net income (loss) per share attributable to common shareholders of Party City Holdco Inc. – Diluted	$(2.11)		$0.11

** Consists of wholesale selling expenses, retail operating expenses, art and development costs and general and administrative expenses, which were reported separately in the prior year.

Reconciliation of Adjusted Third-Party Wholesale Sales

	Nine Months Ended September 30,
	2022	2021	Percent Variance
Wholesale third-party sales	$303,307	$296,786	2.2%
Third-party sales of divested entities	—	(13,165)
Adjusted Wholesale third-party sales	$303,307	$283,621	6.9%

Sales

Total net sales for the first nine months of 2022 were $1,462.6 million and were $10.2 million, or 0.7%, lower than the first nine months of 2021. The following table sets forth the Company’s total net sales for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,
	2022		2021
	Dollars in Thousands	Percentage of Net sales	Dollars in Thousands	Percentage of Net sales
Net sales:
Wholesale	$934,142	63.9%	$722,733	49.1%
Eliminations	(630,835)	(43.2)	(425,947)	(28.9)
Net wholesale	303,307	20.7	296,786	20.2
Retail	1,159,309	79.3	1,175,967	79.8
Total net sales	$1,462,616	100.0%	$1,472,753	100.0%

Retail

Retail net sales during the first nine months of 2022 were $1,159.3 million and were $16.7 million, or 1.4%, lower than during the first nine months of 2021. Same-store sales for the Party City brand (including North American retail e-commerce sales) decreased by 2.6% during the first nine months of 2022 compared to the 13 weeks ended October 2, 2021. The decrease was due mainly to lower sales of core products in everyday categories, partially offset by higher sales in our seasonal businesses.

Wholesale

Wholesale net sales during the first nine months of 2022 totaled $303.3 million and were $6.5 million, or 2.2%, higher than the first nine months of 2021. This increase is principally due to higher sales within our Canadian business, franchise and independent customers, partially offset by the prior year divestiture of a significant portion of our international operations and lower Anagram sales. Excluding the impact of the divestiture, sales increased 6.9%.

Intercompany sales to our retail affiliates totaled $630.8 million during the first nine months of 2022 and were $204.9 million higher than during the corresponding months of 2021. Intercompany sales represented 67.5% of total Wholesale sales during the first nine months of 2022 and were 48.1% higher than during the first nine months of 2021, principally due to higher Halloween sales to stores as well as easing of supply chain constraints as we replenish store inventory. The intercompany sales of our Wholesale segment are eliminated against the intercompany purchases of our Retail segment in the consolidated financial statements.

Gross Profit

The following table sets forth the Company’s gross profit for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,
	2022		2021
	Dollars in Thousands	Percentage of Net Sales	Dollars in Thousands	Percentage of Net Sales
Retail gross profit	$404,090	34.9%	$478,565	40.7%
Wholesale gross profit	70,338	23.2	74,591	25.1
Total gross profit	$474,428	32.4%	$553,156	37.6%

The gross profit margin on net sales at Retail during the first nine months of 2022 was 34.9 % or 580 basis points lower than during the corresponding months of 2021. The change was primarily driven by higher helium and occupancy costs during the period. Our manufacturing share of shelf (i.e., the percentage of our retail product cost of sales manufactured by our wholesale segment) of 28.9 % during the first nine months of 2022 was 1.4% lower as compared to the first nine months of 2021. Our wholesale share of shelf at our Party City stores and our North American retail e-commerce operations (i.e., the percentage of our retail product cost of sales supplied by our wholesale segment) was 78.5% during the first nine months of 2022 or 2.4% lower than during the first nine months of 2021.

The gross profit margin on net sales at Wholesale during the first nine months of 2022 and 2021 was 23.2% and 25.1%, respectively. This decrease is primarily due to higher freight, material and labor costs.

Selling, general and administrative expenses

Selling, general and administrative expenses during the first nine months of 2022 totaled $504.3 million and were $36.3 million, or 7.8%, higher than in the first nine months of 2021. The increase was primarily driven by impairment charges related to certain lease assets and property and equipment, higher employee-related costs resulting from higher wages, predominately in our retail stores, partially offset by the international divestiture.

Goodwill Impairment

As discussed above in Management’s Discussion and Analysis section titled “Three Months Ended September 30, 2022 Compared To Three Months Ended September 30, 2021”, the Company recognized a non-cash pre-tax goodwill impairment charge of $110 million in the wholesale reporting unit and $23 million in the retail reporting unit for a total goodwill impairment charge of $133 million in the third quarter of 2022.

Interest expense, net

Interest expense, net, totaled $74.5 million during the first nine months of 2022, compared to $64.2 million during the first nine months of 2021. The increase primarily reflects higher cost debt from the refinancing in the first nine months of 2021 as well as higher amounts of net debt outstanding and higher interest rates.

Other (income), net

For the first nine months of 2022 and 2021, other (income), net, totaled $(4.3) million and $(2.3) million, respectively. The change is primarily due to higher income from equity method investments.

Income tax expense

The effective income tax rate for the nine months ended September 30, 2022 of -2.1%, is different from the statutory rate of 21.0% primarily due to state taxes, the valuation allowance resulting from interest carryforward deductions limited by IRC Section 163(j), and the tax impact of the non-cash goodwill impairment charge recorded during the third quarter.

Reconciliation of Non-GAAP Financial Measures

The tables below provide a reconciliation of the Company’s non-GAAP financial measures to the most comparable GAAP financial measure.

The following is a reconciliation of gross profit margin to Total Adjusted Gross Profit Margin for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
(Dollars in thousands)	$	$	$	$
Net sales	$502,191	$510,199	$1,462,616	1,472,752
Cost of sales	343,743	326,501	988,188	919,596
Gross profit	$158,448	$183,698	$474,428	$553,156
Total gross profit margin	31.6%	36.0%	32.4%	37.6%

Gross profit	$158,448	$183,698	$474,428	$553,156
Add: Deferred rent	2,373	945	6,569	945
Adjusted gross profit	$160,821	$184,643	$480,997	$554,101
Total adjusted gross profit margin	32.0%	36.2%	32.9%	37.6%

The following is a reconciliation of selling, general, and administrative expenses to Adjusted selling, general, and administrative Expenses for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,				Nine months ended September 30,
	2022		2021		2022		2021
(Dollars in thousands)	$	% of Revenues	$	% of Revenues	$	% of Revenues	$	% of Revenues

Selling, general and administrative expenses	178,976	35.6%	163,644	32.1%	504,342	34.5%	468,001	31.8%
Stock-based compensation - employee	1,917	0.4%	1,892	0.4%	5,847	0.4%	4,854	0.3%
Other restructuring, retention and severance (a)	281	0.1%	—	0.0%	994	0.1%	2,620	0.2%
Long-lived assets impairment (b)	425	0.1%	—	0.0%	10,408	0.7%	—	0.0%
Deferred rent (c)	863	0.2%	(41)	0.0%	3,047	0.2%	1,087	0.1%
COVID-19 sanitation and cleaning expense (d)	—	0.0%	—	0.0%	—	0.0%	1,270	0.1%
Closed store expense (e)	745	0.1%	603	0.1%	3,454	0.2%	3,739	0.3%
Loss on sale of property, plant and equipment	—	0.0%	2,687	0.5%	—	0.0%	2,798	0.2%
Merchandise transformation, relocation payroll	216	0.0%	860	0.2%	1,474	0.1%	2,981	0.2%
Corporate reorganization consulting	604	0.1%	—	0.0%	1,808	0.1%	—	0.0%
One-time legal settlement	—	0.0%	—	0.0%	384	0.0%	—	0.0%
Adjusted selling, general and administrative expenses	173,925	34.6%	157,643	30.9%	476,926	32.6%	448,652	30.4%

The following is a reconciliation of net (loss) income attributable to common shareholders of Party City Holdco Inc. to Adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,			Nine months ended September 30,
	2022		2021	2022	2021
(Dollars in thousands)
Net (loss) income attributable to common shareholders of Party City Holdco Inc.	$(372,992)		$(2,789)	$(237,708)	$12,958
Interest expense, net	26,926		23,899	74,505	64,229
Income tax expense	194,871		388	4,625	7,128
Depreciation and amortization	15,206		15,433	46,812	50,293
EBITDA	(135,989)		36,931	(111,766)	134,608
Deferred rent (c)	3,235		904	9,616	2,032
Stock-based compensation - employee	1,917		1,892	5,847	4,854
Other restructuring, retention and severance (a)	281	`	-	994	2,620
Long-lived assets impairment (b)	425		-	10,408	-
COVID-19 sanitation and cleaning expense (d)	-		-	-	1,270
Closed store expense (e)	745		603	3,454	3,739
Loss on sale of property, plant and equipment	-		2,687	-	2,798
Merchandise transformation, relocation payroll	216		860	1,474	2,981
Corporate reorganization consulting	604		-	1,808	-
One-time legal settlement	-		-	384	-
Goodwill impairment (f)	133,000		-	133,000	-
Loss on sale of business	-		-	-	3,211
Foreign currency (gains) losses, net	(1,218)		343	(1,746)	(968)
Net gain on debt repayment	-		(1,332)	-	(1,106)
Note receivable	55		33	472	138
Undistributed loss in equity method investments	(915)		(554)	(2,354)	(654)
Gain or loss on sale of PP&E	-		-	(4)	-
Adjusted EBITDA	2,356		42,367	51,587	155,523

The following is a reconciliation of net (loss) income attributable to common shareholders of Party City Holdco Inc to Adjusted net loss (income) and of net (loss) income per common share – diluted to Adjusted net (loss) income per common share – diluted for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
(Dollars in thousands, except per share amounts)
Net (loss) income attributable to common shareholders of Party City Holdco Inc.	$(372,992)	$(2,789)	$(237,708)	$12,958
Income tax expense	194,871	388	4,625	7,128
(Loss) income before income taxes	$(178,121)	$(2,401)	$(233,083)	$20,086
Intangible asset amortization	1,527	2,177	4,599	7,008
Amortization of deferred financing costs and original issuance discounts	1,403	1,320	3,969	3,257
Other restructuring, retention and severance (a)	284	—	994	1,967
COVID-19 sanitation and cleaning expense (d)	—	—	—	1,270
Long-lived assets impairment (b)	425	—	10,408	—
Goodwill impairment (f)	133,000	—	133,000	—
Non-recurring legal settlements/costs	—	—	384	—
Stock option expense	49	93	217	310
Loss on sale of assets	—	2,642	—	2,642
Restricted stock unit and restricted cash awards expense – performance-based	686	930	1,999	2,901
Loss on sale of business	—	—	—	3,211
Adjusted net (loss) income before income taxes	(40,747)	4,761	(77,513)	42,652
Adjusted income tax expense (g)	116,426	1,902	92,553	11,966
Adjusted net (loss) income	$(157,173)	$2,859	$(170,066)	$30,686

Net (loss) income per share attributable to common shareholders of Party City Holdco Inc. - Diluted	$(3.29)	$(0.02)	$(2.11)	$0.11
Adjustments per common share - diluted:
Income tax expense	1.72	-	0.04	0.06
(Loss) income before income taxes	(1.57)	(0.02)	(2.07)	0.17
Intangible asset amortization	0.01	0.02	0.04	0.07
Amortization of deferred financing costs and original issuance discounts	0.01	0.01	0.04	0.03
Other restructuring, retention and severance	-	-	0.01	0.02
COVID sanitation and cleaning expense	-	-	-	0.02
Long-lived assets impairment	-	-	0.09	-
Goodwill impairment	1.18	-	1.18	-
Loss on sale of assets	-	0.02	-	0.02
Restricted stock unit and restricted cash awards expense – performance-based	0.01	0.01	0.02	0.04
Adjusted net (loss) income before income taxes	(0.36)	0.04	(0.69)	0.37
Adjusted income tax expense	1.03	0.02	0.82	0.10
Adjusted net (loss) income per common share – diluted	$(1.39)	$0.02	$(1.51)	$0.27
Weighted-average number of common shares – diluted	113,214,670	116,467,755	112,751,523	115,822,121

Beginning with this report, we will no longer be excluding inventory disposal costs and the impact of COVID-19 costs related to exempt salaried employees from our determination of Adjusted EBITDA, Adjusted net income or any other non-GAAP financial measure. The prior period Adjusted EBITDA and Adjusted net income results that appear in this report reflect the inclusion of such items.

(a)
Amounts expensed related to one-time organizational changes.
(b)
In December 2021, the Company announced the closure of a manufacturing facility in New Mexico that ceased operations in February 2022. As a result, the Company recorded related shutdown charges. In addition, during the three months ended June 30, 2022, the

Company recorded an impairment charge related to certain lease assets and property and equipment. See Note 3 in Item 1, “Condensed Consolidated Financial Statements (Unaudited)” in the Quarterly Report on Form 10-Q).
(c)
The “deferred rent” adjustment reflects the difference between accounting for rent and landlord incentives in accordance with GAAP and the Company’s actual cash outlay.
(d)
In fiscal year 2021, the expenses consisted of additional one-time store cleaning costs, cleaning supplies such as hand sanitizer, and signage related to Covid-19 restrictions for all retail stores, which were incurred from January through June 2021 due to the evolving governmental requirements that existed during such time period.
(e)
Charges incurred related to closing and relocating stores, as we do not undertake such closures or relocations on a predictable cycle and the charges can vary significantly.
(f)
See Note 4 in Item 1, “Condensed Consolidated Financial Statements (Unaudited)” in this Quarterly Report on Form 10-Q.
(g)
Represents income tax expense/benefit after excluding the specific tax impacts for each of the pre-tax adjustments. The tax impacts for each of the adjustments were determined by applying to the pre-tax adjustments the effective income tax rates for the specific legal entities in which the adjustments were recorded.

Liquidity and Capital Resources

We have proactively managed our liquidity profile throughout the quarter and expect to continue to do so going forward. We expect to rely on cash on hand, cash generated by operations and borrowings available under our credit agreements to meet our working capital needs and will be our principal sources of liquidity. Based on our current level of operations, additional borrowings, and ongoing efforts to manage and enhance our liquidity profile, we believe that these sources will be adequate to meet our liquidity needs for at least the next 12 months. We are operating in an uncertain economic environment, however, and we cannot make assurances that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the Company's credit facilities and in amounts sufficient to enable us to repay our indebtedness or to fund our other liquidity needs.

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

As of September 30, 2022, the Company had cash and cash equivalents of $29.8 million and available borrowings of $91.7 million.

Material Cash Commitments

Debt Obligations, Finance Leases and Interest Payments. As of September 30, 2022, we had $442.9 million in loans and notes payable, $23.4 million current long-term obligations and $1,318.2 million in long-term obligations outstanding. Repayment of the Company's debt is dependent on our subsidiaries' ability to make cash available. For additional information regarding the Company's debt, refer to Note 13, Current and Long-Term Obligations in Part I, Item 1, “Condensed Consolidated Financial Statements (Unaudited)” in this Quarterly Report on Form 10-Q. As noted, the Company must make payments related to interest payments, principal and fees and the facilities contain debt covenants that the must be met.

Leases. As of September 30, 2022, we had an operating lease liability of $800.2 million. We have numerous non-cancelable operating leases for retail store sites, as well as leases for offices, distribution facilities and manufacturing facilities. These leases generally contain renewal options and require us to pay real estate taxes, utilities and related insurance costs.

Capital Expenditures. Cash commitments are described in the following section on Cash Flow Data.

8.75% Senior Secured Notes — Due 2026 (“8.75% Senior Notes”)

While we do not regard Anagram Holdings, LLC and its subsidiary (“Anagram”) as a reportable segment under ASC 280, in accordance with the Indenture dated February 19, 2021 (the “Indenture”), which our 8.75% Senior Notes are subject to, we are required to provide quarterly and annual disclosure of certain financial metrics for Anagram in the “Management’s Discussion and Analysis of Financial Condition and Results of

Operations” section of our annual Form-10K filings and quarterly Form 10-Q filings, which include revenue, operating income and Adjusted EBITDA.

This Indenture also requires us to provide the Company’s Adjusted EBITDA less capital expenditures.

Management believes that the Adjusted EBITDA of Anagram, a non-GAAP financial measure, and the Company’s Adjusted EBITDA less capital expenditures as defined in the Indenture are important measures in analyzing our financial condition and liquidity, given these disclosure requirements and the carrying amount of our 8.75% Senior Notes, which comprise more than half of our current debt obligations (see Note 13 in Item 1, “Condensed Consolidated Financial Statements (Unaudited)” in this Quarterly Report on Form 10-Q for more information). While there is no minimum required amount of Adjusted EBITDA of Anagram and Adjusted EBITDA less capital expenditures of the Company that the Company is required to maintain, noncompliance of these disclosure requirements could result in the Company being in default of the 8.75% Senior Notes, which could require us to repay the amounts borrowed under the notes.

Reconciliation of Anagram's Adjusted EBITDA and EBITDA to net income, the most comparable GAAP measure, is as follows (in thousands) for the three and nine months ended September 30, 2022:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
Revenue *	$30,270	$153,775
Operating (loss) income	$(55)	$24,158
Net (loss) income	$(5,736)	$1,618
Interest expense, net	$7,799	$22,620
Income tax (benefit) expense	$(1,829)	$518
Depreciation and amortization	$1,495	$4,524
EBITDA	$1,729	$29,280
Loss on joint venture investment and currency	$(161)	$(443)
Adjusted EBITDA	$1,568	$28,837
Note: All GAAP measures provided are those of Anagram on a standalone basis.
*Includes sales to affiliates of $5,708 and $63,330 for the three and nine months ended September 30, 2022.

As of September 30, 2022, Anagram's total assets were $220,134.

Reconciliation of the Company’s Adjusted EBITDA less capital expenditures to net income (loss), the most comparable GAAP measure, is as follows (in thousands) for the three and nine months ended September 30, 2022:

	Three Months Ended September 30,			Nine months ended September 30,
	2022		2021	2022	2021
(Dollars in thousands)
Net (loss) income attributable to common shareholders of Party City Holdco Inc.	$(372,992)		$(2,789)	$(237,708)	$12,958
Interest expense, net	26,926		23,899	74,505	64,229
Income tax expense	194,871		388	4,625	7,128
Depreciation and amortization	15,206		15,433	46,812	50,293
EBITDA	(135,989)		36,931	(111,766)	134,608
Deferred rent (c)	3,235		904	9,616	2,032
Stock-based compensation - employee	1,917		1,892	5,847	4,854
Other restructuring, retention and severance (a)	281	`	-	994	2,620
Long-lived assets impairment (b)	425		-	10,408	-
COVID-19 sanitation and cleaning expense (d)	-		-	-	1,270
Closed store expense (e)	745		603	3,454	3,739
Loss on sale of property, plant and equipment	-		2,687	-	2,798
Merchandise transformation, relocation payroll	216		860	1,474	2,981
Corporate reorganization consulting	604		-	1,808	-
One-time legal settlement	-		-	384	-
Goodwill impairment (f)	133,000		-	133,000	-
Loss on sale of business	-		-	-	3,211
Foreign currency (gains) losses, net	(1,218)		343	(1,746)	(968)
Net gain on debt repayment	-		(1,332)	-	(1,106)
Note receivable	55		33	472	138
Undistributed loss in equity method investments	(915)		(554)	(2,354)	(654)
Gain or loss on sale of PP&E	-		-	(4)	-
Adjusted EBITDA	2,356		42,367	51,587	155,523
Capital expenditures	(24,891)		(8,759)	(75,985)	(49,211)
Adjusted EBITDA less capital expenditures	$(22,535)		$33,608	$(24,398)	$106,312

Cash Flow Data – Nine Months Ended September 30, 2022 Compared with Nine Months Ended September 30, 2021

Net cash used in operating activities totaled $286.4 million during the nine months ended September 30, 2022. Net cash used in operating activities totaled $73.6 million during the nine months ended September 30, 2021. The increase in cash used in operating activities is primarily attributable to increased inventory purchases due to timing of seasonal product receipts and higher cost due to freight and raw materials inflation, partially offset by timing of payments related to accounts payable and accrued expenses and lower lease payments as the prior year reflected payment of COVID deferrals.

Net cash used in investing activities totaled $74.5 million during the nine months ended September 30, 2022, as compared to $33.1 million during the nine months ended September 30, 2021. The increase in cash used in investing activities is primarily due to the prior year reflecting the proceeds from the sale of our international operations, offset by higher capital expenditures in the current year. Capital expenditures during the nine months ended September 30, 2022 were $76 million and $40.5 million, respectively.

Net cash provided by financing activities was $343.0 million during the nine months ended September 30, 2022 compared to net cash provided by financing activities of $16.9 million during the nine months ended September 30, 2021. The variance was principally due to higher borrowings under the ABL Facility in the current year and the impact of the prior year debt refinancing transactions as discussed in Note 13, Current and Long-Term Obligations of Item 1, “Condensed Consolidated Financial Statements (Unaudited)” in this Quarterly Report on Form 10-Q.

As of the end of the third quarter 2022, the Company had total liquidity of $121.5 million consisting of the following:

	Party City Credit Group	Anagram Holdings, LLC	PCHI Consolidated
(in Thousands)	September 30, 2022
Cash	$27,834	$1,976	$29,810
ABL Availability:
Borrowing Base	562,111	14,427	576,538
Less: Letters of Credit Outstanding	39,820	—	39,820
Less: Borrowings under the ABL Facility	444,990	—	444,990
Total ABL Availability	77,301	14,427	91,728
Total Liquidity	$105,135	$16,403	$121,538

The weighted average interest rate for Borrowings under the ABL Facility was 4.76% at September 30, 2022

Critical Accounting Estimates

See Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition in our Annual Report on Form 10-K for the year ended December 31, 2021, for a discussion of our critical accounting estimates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our risk exposures from those disclosed in Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 and in Part II, Item 1A, Risk Factors in our Quarterly Reports on Form 10-Q for the quarterly period ended March 31, 2022 and for the quarterly period ended June 30, 2022.

Item 4. Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) as of September 30, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is: (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

Information in response to this Item is incorporated herein by reference from Note 10 – Commitments and Contingencies, to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

10.1

Seventh Amendment to ABL Credit Agreement, dated as of July 19, 2022, among Party City Holdings Inc., Party City Corporation, PC Intermediate Holdings, Inc., the subsidiaries of the borrowers party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Party City Holdco Inc.'s Form 8-K dated July 19, 2022).

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
Todd Vogensen
Chief Financial & Accounting Officer (Principal Financial & Accounting Officer)

Date: November 8, 2022