Form 10-Q/A
period 2022-09-30
Party City Holdco Inc.
filed 2024-03-28
CIK 1592058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

(973) 453-8601

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

As of October 13, 2022, 113,316,286 shares of the Registrant’s common stock were outstanding. As of March 28, 2024, there were no shares of the registrant’s common stock outstanding that are publicly traded.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends our original Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 8, 2022 (the “Original Form 10-Q”). References in this Amendment to “the Company,” “we,” “us”, or “our” refer to Party City Holdco Inc. and its consolidated subsidiaries. The purpose of this Amendment is to correct errors that arose from the core issues that resulted in a material weakness related to our going concern assessment process.

Background

In connection with the Company’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2022 and an investigation under the supervision of the Company’s Audit Committee, the Company identified a material weakness in internal control over financial reporting relating to management’s analysis under ASC Subtopic 205-40 Presentation of Financial Statements Going Concern as of November 8, 2022, the date the Company filed the Original Form 10-Q. Specifically, the material weakness resulted from the failure to utilize the latest financial forecast information known and reasonably knowable and the failure to adequately address the consequences of certain provisions in the Company’s asset-based revolving credit facility to assess the Company’s ability to continue as a going concern. Under ASC 205-40, the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its obligations as they become due within one year after the date that the financial statements are issued. In re-performing this evaluation as of the date of the filing of the Original Form 10-Q, the Company concluded that there was substantial doubt about the Company’s ability to continue as a going concern. As a result of the Company’s failure to disclose in the Original Form 10-Q that there was substantial doubt about the Company’s ability to continue as a going concern, on June 6, 2023, the Audit Committee concluded, after discussion with the Company’s management, that the interim unaudited financial statements included within the Original Form 10-Q should no longer be relied upon. The Audit Committee further determined that the Third Quarter Form 10-Q should be restated to include disclosure that there was substantial doubt about the Company’s ability to continue as a going concern.

In preparing the issuance of this Amendment and in consideration of the core issues contributing to the going concern disclosure error, management also identified that more recent projections were available and should have been used in the goodwill impairment testing conducted for the quarter ended September 30, 2022 and has corrected its goodwill impairment charges for the three and nine months ended September 30, 2022 in this Amendment to reflect the use of these projections, as follows (in thousands of USD):

	Three and Nine Months Ended September 30, 2022
	As Reported	As Amended
Retail	$23,000	$—
Wholesale	110,000	288,423
Consolidated	$133,000	$288,423

The Company's condensed consolidated financial statements (and any related disclosures) as of and for the three and nine months ended September 30, 2022 have been restated in this Amendment to reflect the corrections discussed above, as well as the related impacts of these corrections.

Items Amended in this Amendment

Specific Items amended in this report include:

•
Part 1, Item 1, Condensed Consolidated Financial Statements (Unaudited)
•
Part I, Item 1 Notes to Condensed Consolidated Financial Statements (Unaudited);
•
Part I, Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations;
•
Part I, Item 4 Controls and Procedures; and
•
Part II, Item 1A Risk Factors.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s Chief Executive Officer and Chief Financial Officer are being filed herewith as exhibits 31.1, 31.2, 32.1, and 32.2 to this Amended Filing.

Other than the inclusion within this Amendment of the updated going concern assessment as of the issuance date of this Amendment and the new certifications required by management (and related amendment to the exhibit index to reflect the addition of such certifications), this Amendment speaks only as of the date of the condensed consolidated financial statements in the Original Form 10-Q. The condensed consolidated financial statements were prepared assuming the Company would continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities if the Company does not continue as a going concern. This Amendment should be read in conjunction with subsequent filings with the SEC, as well as Current Reports filed with the SEC since November 8, 2022.

Summary of Amended Disclosures

•
Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (Unaudited) - Note 2 - Basis of Presentation and Recently Issued Accounting Pronouncements: Management’s disclosure regarding its ability to continue as going concern has been updated to state that, as of the issuance date of the Original Form 10-Q (November 8, 2022), there was substantial doubt about the Company's ability to continue as going concern for the twelve months following the issuance date and that management, at the time, did not have plans that would have alleviated the substantial doubt.

Management has also provided its updated going concern disclosure applicable to the issuance date of this Amendment (March 28, 2024]. As of the issuance date of this Amendment, there is no longer substantial doubt about the Company’s ability to continue as a going concern due to the Company's emergence from Chapter 11 bankruptcy on October 12, 2023, and the effectiveness and ongoing implementation of the reorganization plan confirmed by the Bankruptcy Court, which, among other things, canceled approximately $1 billion of debt and other obligations.
•
Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (Unaudited) - Note 4 - Goodwill Impairment: For the three and nine months ended September 30, 2022, goodwill impairment charges were corrected as follows: (in millions of USD):

	Three and Nine Months Ended September 30, 2022
	As Reported	As Amended
Retail	$23,000	$—
Wholesale	110,000	288,423
Consolidated	$133,000	$288,423

•
Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources: Management has amended the disclosure in this section of the Amendment to be consistent with its corrected going concern disclosure.
•
Part II, Item 1A - Risk Factors: Management has updated its risk factors to address its updated going concern assertion addressing the twelve months following the issuance date of this Amendment disclosed in Note 2.

PARTY CITY HOLDCO INC.

Form 10-Q

September 30, 2022

TABLE OF CONTENTS

Page

PART I

Item 1. Condensed Consolidated Financial Statements (Unaudited)	5

Condensed Consolidated Balance Sheets at September 30, 2022, December 31, 2021 and September 30, 2021	5

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2022 and September 30, 2021	6

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity for the Three Months Ended September 30, 2022 and September 30, 2021	7

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity for the Nine Months Ended September 30, 2022 and September 30, 2021	8

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and September 30, 2021	9

Notes to Condensed Consolidated Financial Statements	10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures about Market Risk	39

Item 4. Controls and Procedures	39

PART II

Item 1. Legal Proceedings	41

Item 1A. Risk Factors	41

Item 6. Exhibits	44

Signature	45

PART I, ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2022	December 31, 2021	September 30, 2021
	(Unaudited)		(Unaudited)
	(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$29,810	$47,914	$60,740
Accounts receivable, net	106,052	93,301	100,946
Inventories, net	745,697	443,295	520,046
Prepaid expenses and other current assets	59,248	57,656	85,004
Income tax receivable	1,109	56,317	56,361
Total current assets	941,916	698,483	823,097
Property, plant and equipment, net	251,318	221,870	213,959
Operating lease asset	713,434	693,875	700,668
Goodwill	375,220	664,296	662,163
Trade names	383,749	383,737	383,733
Other intangible assets, net	19,524	23,687	25,821
Other assets, net	28,664	25,952	27,385
Total assets	$2,713,825	$2,711,900	$2,836,826
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Loans and notes payable	$442,855	$84,181	$187,084
Accounts payable	208,416	161,736	167,445
Accrued expenses	175,275	195,531	178,155
Current portion of operating lease liability	100,274	116,437	131,653
Income taxes payable	1,006	10,801	—
Current portion of long-term obligations	23,388	1,373	1,297
Total current liabilities	951,214	570,059	665,634
Long-term obligations, excluding current portion	1,318,185	1,351,189	1,350,886
Long-term portion of operating lease liability	699,933	655,875	639,560
Deferred income tax liabilities, net	24,369	29,195	43,537
Other long-term liabilities	22,142	22,868	34,718
Total liabilities	3,015,843	2,629,186	2,734,335
Commitments and contingencies
Stockholders’ equity:
Common stock, Par Value $0.01 (113,316,286, 112,170,944 and 112,194,330 shares outstanding and 126,050,880, 124,157,500 and 123,816,514 shares issued at September 30, 2022, December 31, 2021, and September 30, 2021, respectively)	1,384	1,384	1,384
Additional paid-in capital	988,197	982,307	980,399
Accumulated deficit	(957,999)	(571,985)	(552,445)
Accumulated other comprehensive income	790	3,541	3,128
Total Party City Holdco Inc. stockholders’ equity before common stock held in treasury	32,372	415,247	432,466
Less: Common stock held in treasury, at cost (12,734,594, 11,986,556 and 11,622,184 shares at September 30, 2022, December 31, 2021, and September 30, 2021, respectively)	(334,390)	(332,533)	(329,975)
Total Party City Holdco Inc. stockholders’ (deficit) equity	(302,018)	82,714	102,491
Total stockholders’ (deficit) equity	(302,018)	82,714	102,491
Total liabilities and stockholders’ (deficit) equity	$2,713,825	$2,711,900	$2,836,826

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022 (As Restated)	2021	2022 (As Restated)	2021
Net sales	$502,191	$510,199	$1,462,616	$1,472,752
Cost of sales	343,743	326,501	988,188	919,596
Gross profit	158,448	183,698	474,428	553,156
Selling, general and administrative expenses**	178,976	163,644	504,342	468,001
Loss on disposal of assets in international operations	—	—	—	3,211
Goodwill impairment	288,423	—	288,423	—
(Loss) Income from operations	(308,951)	20,054	(318,337)	81,944
Interest expense, net	26,926	23,899	74,505	64,229
Other (income), net	(2,333)	(1,444)	(4,336)	(2,317)
(Loss) income before income taxes	(333,544)	(2,401)	(388,506)	20,032
Income tax expense (benefit)	187,754	388	(2,492)	7,128
Net (loss) income	(521,298)	(2,789)	(386,014)	12,904
Less: Net income attributable to noncontrolling interests	—	—	—	(54)
Net (loss) income attributable to common shareholders of Party City Holdco Inc.	$(521,298)	$(2,789)	$(386,014)	$12,958
Net (loss) income per share attributable to common shareholders of Party City Holdco Inc. – Basic	$(4.60)	$(0.02)	$(3.42)	$0.12
Net (loss) income per share attributable to common shareholders of Party City Holdco Inc. – Diluted	$(4.60)	$(0.02)	$(3.42)	$0.11
Weighted-average number of common shares – Basic	113,214,670	112,037,224	112,751,523	111,431,623
Weighted-average number of common shares – Diluted	113,214,670	112,037,224	112,751,523	115,822,121
Dividends declared per share	$—	$—	$—	$—
Comprehensive (loss) income	$(523,649)	$(5,753)	$(388,759)	$45,989
Less: Comprehensive (loss) attributable to noncontrolling interests	—	(24)	—	(54)
Comprehensive (loss) income attributable to common shareholders of Party City Holdco Inc.	$(523,649)	$(5,729)	$(388,759)	$46,043

** Consists of wholesale selling expenses, retail operating expenses, art and development costs and general and administrative expenses, which were reported separately in the prior year. 2022 amounts include long-lived asset impairment charges.

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

(In thousands, except share and per share amounts)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Party City Holdco Inc. Stockholders’ Equity Before Common Stock Held In Treasury	Common Stock Held In Treasury	Total Party City Holdco Inc. Stockholders’ (Deficit) Equity	Non- Controlling Interests	Total Stockholders’ (Deficit) Equity
Balance at June 30, 2022	$1,384	$986,307	$(436,701)	$3,124	$554,114	$(334,138)	$219,976	$—	$219,976
Net (loss)	—	—	(521,298)	—	(521,298)	—	(521,298)	—	(521,298)
Stock-based compensation**	—	1,907	—	—	1,907	—	1,907	—	1,907
Treasury Stock purchases	—	—	—	—	—	(252)	(252)	—	(252)
Foreign currency adjustments	—	(17)	—	(2,334)	(2,351)	—	(2,351)	—	(2,351)
Balance at September 30, 2022 (As Restated)	$1,384	$988,197	$(957,999)	$790	$32,372	$(334,390)	$(302,018)	$—	$(302,018)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Party City Holdco Inc. Stockholders’ Equity Before Common Stock Held In Treasury	Common Stock Held In Treasury	Total Party City Holdco Inc. Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
Balance at June 30, 2021	$1,383	$978,167	$(549,693)	$6,096	$435,953	$(327,394)	$108,559	$(786)	$107,773
Net (loss)	—	—	(2,789)	—	(2,789)	—	(2,789)	—	(2,789)
Stock-based compensation**	—	1,943	—	—	1,943	—	1,943	—	1,943
Disposed noncontrolling interest	—	—	—	—	—	—	—	810	810
Treasury Stock purchases	—	—	—	—	—	(2,581)	(2,581)	—	(2,581)
Exercise of stock options	1	298	—	—	299	—	299	—	299
Foreign currency adjustments	—	(9)	37	(2,968)	(2,940)	—	(2,940)	(24)	(2,964)
Balance at September 30, 2021	$1,384	$980,399	$(552,445)	$3,128	$432,466	$(329,975)	$102,491	$—	$102,491

** Stock-based compensation consists of stock-option expense – time-based, restricted stock units – time-based, restricted stock units – performance-based and directors – non-cash compensation, which were shown separately in prior years.

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Party City Holdco Inc. Stockholders’ Equity Before Common Stock Held In Treasury	Common Stock Held In Treasury	Total Party City Holdco Inc. Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
Balance at December 31, 2021	$1,384	$982,307	$(571,985)	$3,541	$415,247	$(332,533)	$82,714	$—	$82,714
Net (loss)	—	—	(386,014)	—	(386,014)	—	(386,014)	—	(386,014)
Stock-based compensation**	—	5,884	—	—	5,884	—	5,884	—	5,884
Treasury stock purchases	—	—	—	—	—	(1,857)	(1,857)	—	(1,857)
Foreign currency adjustments	—	6	—	(2,751)	(2,745)	—	(2,745)	—	(2,745)
Balance at September 30, 2022 (As Restated)	$1,384	$988,197	$(957,999)	$790	$32,372	$(334,390)	$(302,018)	$—	$(302,018)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Party City Holdco Inc. Stockholders’ Equity Before Common Stock Held In Treasury	Common Stock Held In Treasury	Total Party City Holdco Inc. Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
Balance at December 31, 2020	$1,373	$971,972	$(565,457)	$(29,916)	$377,972	$(327,182)	$50,790	$(269)	$50,521
Net income (loss)	—	—	12,958	—	12,958	—	12,958	(54)	12,904
Stock-based compensation**	—	4,830	—	—	4,830	—	4,830	—	4,830
Warrant exercise (see Note 15 - Kazzam, LLC)	4	(4)	—	—	—	—	—	—	—
Disposed non-controlling interest	—	—	—	—	—	—	—	323	323
Treasury stock purchases	—	—	—	—	—	(2,793)	(2,793)	—	(2,793)
Exercise of stock options	7	3,614	—	—	3,621	—	3,621	—	3,621
Foreign currency adjustments	—	(13)	54	34,392	34,433	—	34,433	—	34,433
Impact of foreign exchange contracts, net	—	—	—	(1,348)	(1,348)	—	(1,348)	—	(1,348)
Balance at September 30, 2021	$1,384	$980,399	$(552,445)	$3,128	$432,466	$(329,975)	$102,491	$—	$102,491

** Stock-based compensation consists of stock-option expense – time-based, restricted stock units – time-based, restricted stock units – performance-based and directors – non-cash compensation, which were shown separately in prior years.

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2022 (As Restated)	2021
Cash flows (used in) operating activities:
Net (loss) income	$(386,014)	$12,904
Adjustments to reconcile net (loss) income to net cash (used in) operating activities:
Depreciation and amortization expense	46,812	50,293
Amortization of deferred financing costs and original issuance discounts	3,969	3,257
Provision for doubtful accounts	282	1,610
Deferred income tax (benefit) expense	(4,829)	9,116
Change in operating lease liability/asset	1,729	(58,875)
Undistributed income in equity method investments	(2,354)	(820)
Loss on disposal of assets	201	2,796
Loss on disposal of assets in international operations	—	3,211
Long-lived assets impairment	10,408	—
Goodwill impairment	288,423	—
Stock-based compensation**	5,884	4,830
Gain on debt refinancing	—	(1,105)
Changes in operating assets and liabilities:
Increase in accounts receivable	(13,250)	(17,339)
Increase in inventories	(304,030)	(109,227)
Decrease (increase) in prepaid expenses and other current assets	52,878	(49,570)
Increase in accounts payable, accrued expenses and income taxes payable	13,490	75,368
Net cash (used in) operating activities	(286,401)	(73,551)
Cash flows (used in) investing activities:
Cash paid in connection with acquisitions, net of cash acquired	(157)	(4,405)
Capital expenditures	(75,985)	(49,211)
Proceeds from disposal of property and equipment	1,626	3
Proceeds from sale of international operations, net of cash disposed	—	20,556
Net cash (used in) investing activities	(74,516)	(33,057)
Cash flows provided by financing activities:
Repayment of loans, notes payable and long-term obligations	(42,829)	(844,952)
Proceeds from loans, notes payable and long-term obligations	390,505	882,500
Treasury stock purchases	(1,857)	(2,793)
Exercise of stock options	—	3,621
Debt issuance costs	(2,868)	(21,437)
Net cash provided by financing activities	342,951	16,939
Effect of exchange rate changes on cash and cash equivalents	(138)	100
Net (decrease) in cash and cash equivalents and restricted cash	(18,104)	(89,569)
Change in cash classified within current assets held for sale	—	31,628
Cash and cash equivalents and restricted cash at beginning of period*	48,914	119,681
Cash and cash equivalents and restricted cash at end of period*	$30,810	$61,740
Supplemental disclosure of cash flow information:
Cash paid during the period for interest expense	$86,698	$56,748
Cash (received) paid during the period for income taxes, net of refunds	$(42,177)	$5,303

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

Note 1 – Description of Business

Party City Holdco Inc. (the “Company,” “Party City Holdco,” “we,” or “us”) is a leading party goods company by revenue in North America and, the Company believes, the largest vertically integrated supplier of decorated party goods globally by revenue. With hundreds of retail stores filled with thousands of products across the United States, we make it easy for our customers to find the perfect party solution through our assortment of party products, balloons, and costumes for their celebration aided by the support of our party experts both in-store and online. As of September 30, 2022, our retail operations consist of 830 specialty retail party supply stores (including franchise stores) throughout North America operating under the names Party City and Halloween City, and e-commerce websites which offer rapid, contactless, and same day shipping options (including in-store and at curbside), principally through the domain name PartyCity.com.

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

Going Concern - Original Form 10-Q Issuance

In accordance with Accounting Standards Codification Subtopic 205-40 Presentation of Financial Statements - Going Concern, the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period, including interim periods. In evaluating the Company’s ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern for 12 months following the date the Company’s financial statements were originally issued (November 8, 2022). Management considered the Company’s then financial condition and liquidity sources, including current funds available, forecasted future cash flows, and the Company’s conditional and unconditional obligations due before November 8, 2023.

As of the filing date of the Original Form 10-Q, the Company incorrectly concluded that substantial doubt regarding the Company's ability to continue as going concern did not exist. However, in re-performing this evaluation, the Company subsequently concluded there was substantial doubt regarding the Company's ability to continue as going concern. Based on sales trends in the business coupled with inflationary cost pressures in 2022, management reduced its twelve-month financial outlook, which indicated that the Company's liquidity was insufficient to meet its obligations and that the Company would be unable to meet its revolving credit facility covenant requirements for the 12 months following the date that the financial statements were issued in the Original Form 10-Q (November 8, 2022). Management, at the time, did not have plans that would have alleviated substantial doubt about the Company's ability to continue as a going concern.

Our condensed consolidated financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. You should not rely on our condensed consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors as of September 30, 2022, and potentially be available for distribution to shareholders, in the event of liquidation.

Going Concern - Amended Form 10-Q Issuance

In evaluating the Company’s ability to continue as a going concern, management also considered the conditions and events that could raise substantial doubt about the ability to continue as a going concern for 12 months following the date this Amendment was issued (March 28, 2024). Management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows, and the Company’s conditional and unconditional obligations due before March 28, 2025.

On January 17, 2023 (the "PCHI Petition Date"), the Company and certain of its domestic subsidiaries filed voluntary petitions (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) seeking relief under Chapter 11 of Title 11 of the United States Code .On the PCHI Petition Date, the Company and certain of its domestic subsidiaries entered into a Restructuring Support Agreement (along with subsequent amendments made throughout the Chapter 11 Cases, the “RSA”) with certain holders (collectively, the “Initial Consenting Noteholders”) The RSA contemplates a restructuring (the “Restructuring”) of the Company and certain of its subsidiaries pursuant to a joint plan of reorganization (the “Plan")

On September 6, 2023, the Bankruptcy Court entered an order confirming the Plan. On October 12, 2023, the Plan became effective in accordance with its terms.

As a result of the financial restructuring set forth in the Plan, the Company reduced its long-term debt obligations (excluding credit facility borrowings) by nearly $1 billion and emerged with a new asset-based lending credit agreement with $562.1 million in borrowing capacity, and $232.4 million in new second lien notes. At the emergence date, our common stock shares were cancelled, and the Company issued or caused to be issued the new shares of stock in accordance with the terms of the Plan. Net cash proceeds of $75 million were raised through the issuance of the common stock at the emergence date.

During the Chapter 11 Cases, the Company’s ability to continue as a going concern was contingent upon the Company’s ability to successfully implement the Company’s reorganization plan, among other factors. As a result of the effectiveness and ongoing implementation of the Plan, management believes there is no longer substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the March 28, 2024 issuance date in this Amended Form 10-Q.

Goodwill Impairment Amendment

In preparing the issuance of this Amendment and in consideration of the core issues contributing to the going concern disclosure error noted above, management also identified that more recent projections were available and should have been used in the goodwill impairment testing conducted for the quarter ended September 30, 2022 and has corrected its goodwill impairment charges for the three and nine months ended September 30, 2022 in this Amendment to reflect the use of these projections, as follows (in thousands of USD):

	Three and Nine Months Ended September 30, 2022
	As Reported	As Amended
Retail	$23,000	$—
Wholesale	110,000	288,423
Consolidated	$133,000	$288,423

The Company's condensed consolidated financial statements (and any related disclosures) as of and for the three and nine months ended September 30, 2022 have been restated in this Amendment to reflect the corrections discussed above, as well as the related impacts of these corrections.

As a result of the restatement, the Goodwill impairment balance for the three and nine months ended September 30, 2022 increased by $155.4 million and had a tax impact of $7.1 million for the respective periods. Therefore, the Net loss after tax impact increased by $148.3 million from $373 million to $521.3 million and from $237.7 million to $386 million for the three and nine months ended September 30, 2022, respectively, on the Condensed Consolidated Statements of Operations.

On the Condensed Consolidated Balance Sheet, Goodwill and Total assets decreased by $155.4 million, while Total stockholders’ equity decreased by $148.3 million, a difference of $7.1 million due to the change in deferred tax liabilities.

No net impact to operating, investing, or financing activities on the Condensed Consolidated Statement of Cash Flows for 2022.

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

Based on these valuations of the wholesale and retail reporting units, the Company recognized a non-cash pre-tax goodwill impairment charge of $288.4 million in the wholesale reporting unit for the three and nine months ended September 30, 2022.

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

In applying the above guidance, we determined our estimate of the annual effective income tax rate for the full year to be 0.6%. The estimated total annual income tax expense is primarily due to the tax effect of a valuation allowance expected to be necessary at the end of the year for deferred tax assets related to deductible temporary differences originating during the year and the non-deductible portion of the non-cash goodwill impairment charge recorded during the third quarter of 2022. The result of applying the 0.6% estimated annual effective income tax rate to the pretax loss of ($388.5) million for the nine months ended September 30, 2022, is an income tax benefit of $2.5 million, or 0.6%, after adjusting for discrete items. The rate is different from the statutory rate of 21.0% primarily due to state taxes, an increase in the valuation allowance against deferred tax assets, and the income tax effect of the non-cash goodwill impairment charge.

The effective income tax rate was 35.6% for the nine months ended September 30, 2021.

The effective income tax rate for the three months ended September 30, 2022 was -56.3%, and -16.2% for the three months ended September 30, 2021. The rate for the three months ended September 30, 2022 is different from the statutory of 21.0% for the same reasons impacting the nine month rate as noted above.

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

	Wholesale	Retail	Consolidated
Three Months Ended September 30, 2022
Net sales before eliminations	$390,885	$394,880	$785,765
Eliminations	(283,574)	—	(283,574)
Net sales	107,311	394,880	502,191
Gross profit	$25,876	$132,572	$158,448
(Loss) from operations	$(278,150)	$(30,801)	$(308,951)
Interest expense, net			26,926
Other (income), net			(2,333)
(Loss) before income taxes			$(333,544)

	Wholesale	Retail	Consolidated
Three Months Ended September 30, 2021
Net sales before eliminations	$279,634	$398,873	$678,507
Eliminations	(168,308)	—	(168,308)
Net sales	111,326	398,873	510,199
Gross profit	$21,876	$161,822	$183,698
(Loss) income from operations	$(3,873)	$23,927	$20,054
Interest expense, net			23,899
Other (income), net			(1,444)
(Loss) before income taxes			$(2,401)

	Wholesale	Retail	Consolidated
Nine Months Ended September 30, 2022
Net sales before eliminations	$934,142	$1,159,309	$2,093,451
Eliminations	(630,835)	—	(630,835)
Net sales	303,307	1,159,309	1,462,616
Gross profit	$70,338	$404,090	$474,428
(Loss) from operations	$(284,927)	$(33,410)	$(318,337)
Interest expense, net			74,505
Other (income), net			(4,336)
(Loss) before income taxes			$(388,506)

	Wholesale	Retail	Consolidated
Nine Months Ended September 30, 2021
Net sales before eliminations	$722,732	$1,175,967	$1,898,699
Eliminations	(425,947)	—	(425,947)
Net sales	296,785	1,175,967	1,472,752
Gross profit	$74,591	$478,565	$553,156
(Loss) income from operations	$(7,690)	$89,634	$81,944
Interest expense, net			64,229
Other (income), net			(2,317)
Income before income taxes			$20,032

In January 2021, the Company closed the previously disclosed sale of a substantial portion of its international operations.

For the three and nine months ended September 30, 2022, the Company recognized non-cash pre-tax goodwill impairment charges of $288.4 million in the Wholesale segment. See Note 4 for further detail.

Note 10 – Commitments and Contingencies

The Company is a party to certain claims and litigation in the ordinary course of business. The Company does not believe these proceedings will result, individually or in the aggregate, in a material adverse effect on its financial condition or future results of operations.

Note 11 – Derivative Financial Instruments

The Company is directly and indirectly affected by changes in certain market conditions. These changes in market conditions may adversely impact the Company’s financial performance and are referred to as market risks. The Company, when deemed appropriate, uses derivatives as a risk management tool to mitigate the potential impact of certain market risks. The primary market risks managed through the use of derivative financial instruments are interest rate risk and foreign currency exchange rate risk. The Company did not have any foreign currency exchange contracts outstanding as of September 30, 2022, December 31, 2021 and September 30, 2021.

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

Basic and diluted loss per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income attributable to common shareholders of Party City Holdco Inc.	$(521,298)	$(2,789)	$(386,014)	$12,958
Weighted average shares - Basic	113,214,670	112,037,224	112,751,523	111,431,623
Effect of dilutive securities:
Warrants	—	—	—	41,414
Restricted stock units	—	—	—	4,036,805
Stock options	—	—	—	312,279
Weighted average shares - Diluted	113,214,670	112,037,224	112,751,523	115,822,121
Net (loss) income per share attributable to common shareholders of Party City Holdco Inc. - Basic	$(4.60)	$(0.02)	$(3.42)	$0.12
Net (loss) income per share attributable to common shareholders of Party City Holdco Inc. - Diluted	$(4.60)	$(0.02)	$(3.42)	$0.11

During the three months and nine months ended September 30, 2022, 1,747,862 stock options and 7,501,758 restricted stock units were excluded from the calculation of net income per share attributable to common shareholders of Party City Holdco Inc. – diluted as they were anti-dilutive. During the three months ended September 30, 2021, 1,884,619 stock options and 6,984,119 restricted stock units were excluded from the calculation of net loss per share attributable to common shareholders of Party City Holdco Inc. – diluted as they were anti-dilutive. During the nine months ended September 30, 2021, 1,048,319 stock options and 168,897 restricted stock units were excluded from the calculation of net income per share attributable to common shareholders of Party City Holdco Inc. – diluted as they were anti-dilutive.

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

Business Overview

Our Company

We are a leading party goods company by revenue in North America and, we believe, the largest vertically integrated supplier of decorated party goods globally by revenue. We are a popular one-stop shopping destination for party supplies, balloons, and costumes. In addition to being a great retail brand, we are a global, world-class organization that combines state-of-the-art manufacturing and sourcing operations and sophisticated wholesale operations with a multi-channel retailing strategy and e-commerce retail operations. We design, manufacture, source and distribute party goods, including paper and plastic tableware, metallic and latex balloons, Halloween and other costumes, accessories, novelties, gifts and stationery throughout the world. As of September 30, 2022, our retail operations include 830 specialty retail party supply stores (including franchise stores) throughout North America operating under the names Party City and Halloween City, and e-commerce websites, principally through the domain name PartyCity.com.

In addition to our retail operations, we are one of the largest global designers, manufacturers and distributors of decorated consumer party products, with items found in retail outlets worldwide, including independent party supply stores, mass merchants, grocery retailers, e-commerce merchandisers and dollar stores.

See Note 2, "Going Concern - Original Form 10-Q" and "Going Concern - Amended Form 10-Q for disclosures pertaining to management's going concern assertions.

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

Helium Constraints

Beginning in late 2021 and continuing into fiscal year 2022, we saw both supply limitations and price increases for helium, which impacted consumer demand for balloons, pressuring both our retail and wholesale business segments. In response, the Company diversified its supply base of providers into the retail stores, including seeking direct sourcing of helium, and refined retail pricing. Further, as a reaction to such market conditions, we have seen pressure on third-party wholesale balloon purchases. Although the industry continues to face increased costs, which impact consumer demand, we believe that our helium supply constraints have lessened. From a cost perspective, our Retail segment continues to experience material increases in the cost of helium, with an expected 2022 increase of $20 million. We are working to diversify our source bases to mitigate future supply constraints. We are also alleviating supply chain constraints through various measures, including advance purchases of raw materials and finished goods to prevent potential disruptions.

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

	Three Months Ended September 30,
	2022		2021
	(Dollars in thousands)
Net sales	$502,191	100.0%	$510,199	100.0%
Cost of sales	343,743	68.4	326,501	64.0
Gross profit	158,448	31.6	183,698	36.0
Selling, general and administrative expenses**	178,976	35.6	163,644	32.1
Goodwill impairment	288,423	57.4	—	-
(Loss) income from operations	(308,951)	(61.5)	20,054	3.9
Interest expense, net	26,926	5.4	23,899	4.7
Other (income), net	(2,333)	(0.5)	(1,444)	(0.3)
(Loss) before income taxes	(333,544)	(66.4)	(2,401)	(0.5)
Income tax expense	187,754	37.4	388	0.1
Net (loss)	(521,298)	(103.8)	(2,789)	(0.5)
Less: Net Income (loss) attributable to noncontrolling interests	—	—	—	—
Net (loss) attributable to common shareholders of Party City Holdco Inc.	$(521,298)	(103.8)%	$(2,789)	(0.5)%
Net (loss) per share attributable to common shareholders of Party City Holdco Inc. – Basic	$(4.60)		$(0.02)
Net (loss) per share attributable to common shareholders of Party City Holdco Inc. – Diluted	$(4.60)		$(0.02)

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

Based on these valuations of the wholesale and retail reporting units, the Company recognized a non-cash pre-tax goodwill impairment charge of $288.4 million in the wholesale reporting unit in the three months ended September 30, 2022.

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

Income tax expense

The effective income tax rate for the three months ended September 30, 2022 of -56.3%, is different from the statutory rate of 21.0% primarily due to state taxes, an increase in the valuation allowance against deferred tax assets, and the income tax effect of the non-cash goodwill impairment charge recorded in the third quarter.

Nine Months Ended September 30, 2022 Compared To Nine Months Ended September 30, 2021

The following table sets forth the Company’s operating results and operating results as a percentage of total net sales for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,
	2022		2021
	(Dollars in thousands)
Net sales	$1,462,616	100.0%	$1,472,752	100.0%
Cost of sales	988,188	67.6	919,596	62.4
Gross profit	474,428	32.4	553,156	37.6
Selling, general and administrative expenses**	504,342	34.5	468,001	31.8
Loss on disposal of assets in international operations	—	—	3,211	0.2
Goodwill impairment	288,423	19.7	—	-
(Loss) income from operations	(318,337)	(21.8)	81,944	5.6
Interest expense, net	74,505	5.1	64,229	4.4
Other (income), net	(4,336)	(0.3)	(2,317)	(0.2)
(Loss) income before income taxes	(388,506)	(26.6)	20,032	1.4
Income tax (benefit) expense	(2,492)	(0.2)	7,128	0.5
Net (loss) income	(386,014)	(26.4)	12,904	0.9
Less: Net income attributable to noncontrolling interests	—	—	(54)	—
Net income (loss) attributable to common shareholders of Party City Holdco Inc.	$(386,014)	(26.4)%	$12,958	0.9%
Net income (loss) per share attributable to common shareholders of Party City Holdco Inc. – Basic	$(3.42)		$0.12
Net income (loss) per share attributable to common shareholders of Party City Holdco Inc. – Diluted	$(3.42)		$0.11

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

Goodwill Impairment

As discussed above in Management’s Discussion and Analysis section titled “Three Months Ended September 30, 2022 Compared To Three Months Ended September 30, 2021”, the Company recognized a non-cash pre-tax goodwill impairment charge of $288.4 million in the wholesale reporting unit in the third quarter of 2022.

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

Income tax expense

The effective income tax rate for the nine months ended September 30, 2022 of 0.6%, is different from the statutory rate of 21.0% primarily due to state taxes, an increase in the valuation allowance against deferred tax assets, and the income tax effect of the non-cash goodwill impairment charge recorded in the third quarter.

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

The following is a reconciliation of net (loss) income attributable to common shareholders of Party City Holdco Inc. to Adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,			Nine months ended September 30,
	2022		2021	2022	2021
(Dollars in thousands)
Net (loss) income attributable to common shareholders of Party City Holdco Inc.	$(521,298)		$(2,789)	$(386,014)	$12,958
Interest expense, net	26,926		23,899	74,505	64,229
Income tax expense (benefit)	187,754		388	(2,492)	7,128
Depreciation and amortization	15,206		15,433	46,812	50,293
EBITDA	(291,412)		36,931	(267,189)	134,608
Deferred rent (c)	3,235		904	9,616	2,032
Stock-based compensation - employee	1,917		1,892	5,847	4,854
Other restructuring, retention and severance (a)	281	`	-	994	2,620
Long-lived assets impairment (b)	425		-	10,408	-
COVID-19 sanitation and cleaning expense (d)	-		-	-	1,270
Closed store expense (e)	745		603	3,454	3,739
Loss on sale of property, plant and equipment	-		2,687	-	2,798
Merchandise transformation, relocation payroll	216		860	1,474	2,981
Corporate reorganization consulting	604		-	1,808	-
One-time legal settlement	-		-	384	-
Goodwill impairment (f)	288,423		-	288,423	-
Loss on sale of business	-		-	-	3,211
Foreign currency (gains) losses, net	(1,218)		343	(1,746)	(968)
Net gain on debt repayment	-		(1,332)	-	(1,106)
Note receivable	55		33	472	138
Undistributed loss in equity method investments	(915)		(554)	(2,354)	(654)
Gain or loss on sale of PP&E	-		-	(4)	-
Adjusted EBITDA	2,356		42,367	51,587	155,523

The following is a reconciliation of net (loss) income attributable to common shareholders of Party City Holdco Inc to Adjusted net loss (income) and of net (loss) income per common share – diluted to Adjusted net (loss) income per common share – diluted for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
(Dollars in thousands, except per share amounts)
Net (loss) income attributable to common shareholders of Party City Holdco Inc.	$(521,298)	$(2,789)	$(386,014)	$12,958
Income tax expense (benefit)	187,754	388	(2,492)	7,128
(Loss) income before income taxes	$(333,544)	$(2,401)	$(388,506)	$20,086
Intangible asset amortization	1,527	2,177	4,599	7,008
Amortization of deferred financing costs and original issuance discounts	1,403	1,320	3,969	3,257
Other restructuring, retention and severance (a)	284	—	994	1,967
COVID-19 sanitation and cleaning expense (d)	—	—	—	1,270
Long-lived assets impairment (b)	425	—	10,408	—
Goodwill impairment (f)	288,423	—	288,423	—
Non-recurring legal settlements/costs	—	—	384	—
Stock option expense	49	93	217	310
Loss on sale of assets	—	2,642	—	2,642
Restricted stock unit and restricted cash awards expense – performance-based	686	930	1,999	2,901
Loss on sale of business	—	—	—	3,211
Adjusted net (loss) income before income taxes	(40,747)	4,761	(77,513)	42,652
Adjusted income tax expense (g)	116,426	1,902	92,553	11,966
Adjusted net (loss) income	$(157,173)	$2,859	$(170,066)	$30,686

Net (loss) income per share attributable to common shareholders of Party City Holdco Inc. - Diluted	$(4.60)	$(0.02)	$(3.42)	$0.11
Adjustments per common share - diluted:
Income tax expense (benefit)	1.66	-	(0.02)	0.06
(Loss) income before income taxes	(2.95)	(0.02)	(3.45)	0.17
Intangible asset amortization	0.01	0.02	0.04	0.07
Amortization of deferred financing costs and original issuance discounts	0.01	0.01	0.04	0.03
Other restructuring, retention and severance	-	-	0.01	0.02
COVID sanitation and cleaning expense	-	-	-	0.02
Long-lived assets impairment	-	-	0.09	-
Goodwill impairment	2.56	-	2.56	-
Loss on sale of assets	-	0.02	-	0.02
Restricted stock unit and restricted cash awards expense – performance-based	0.01	0.01	0.02	0.04
Adjusted net (loss) income before income taxes	(0.36)	0.04	(0.69)	0.37
Adjusted income tax expense	1.03	0.02	0.82	0.10
Adjusted net (loss) income per common share – diluted	$(1.39)	$0.02	$(1.51)	$0.27
Weighted-average number of common shares – diluted	113,214,670	116,467,755	112,751,523	115,822,121

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

We have typically relied on cash on hand, cash generated by operations, and borrowings available under our credit agreements to meet our working capital needs and as our principal sources of liquidity. However, we do not believe that these sources of liquidity will be adequate to meet our liquidity needs for at least the next twelve months following the November 8, 2022 issuance date of the Original Form 10-Q. The projected liquidity shortfall for that subsequent twelve month period is based on a financial outlook that was reduced based on sales trends in the business coupled with inflationary cost pressures in 2022 and indicated that the Company would not be able to meet its obligations and revolving credit facility covenant requirements in the period. Furthermore, management did not have plans that would have remedied the projected liquidity shortfall.

The above liquidity conclusion is consistent with management's assertion (disclosed in Note 2) that there was substantial doubt regarding the Company's ability to continue as going concern, and that management, at the time, did not have plans that would have alleviated substantial doubt about the Company's ability to continue as a going concern.

In evaluating the Company’s ability to continue as a going concern, management also considered the conditions and events that could raise substantial doubt about the ability to continue as a going concern for 12 months following the date this Amendment was issued (March 28, 2024). Management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows, and the Company’s conditional and unconditional obligations due before March 28, 2025, and management believes there is no longer substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the March 28, 2024 issuance date in this Amended Form 10-Q (disclosed in Note 2).

Material Cash Commitments

Debt Obligations, Finance Leases and Interest Payments. As of September 30, 2022, we had $442.9 million in loans and notes payable, $23.4 million in current long-term obligations, and $1,318.2 million in long-term obligations outstanding.

Repayment of the Company's debt is dependent on our subsidiaries' ability to make cash available. For additional information regarding the Company's debt, refer to Note 14, Current and Long-Term Obligations in Part I, Item 1, “Condensed Consolidated Financial Statements (Unaudited)” in this Quarterly Report on Form 10-Q. As noted, the Company must make payments related to interest payments, principal and fees and the facilities contain debt covenants that the must be met.

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

As of September 30, 2022, Anagram's total assets were $220,134.

Reconciliation of the Company’s Adjusted EBITDA less capital expenditures to net income (loss), the most comparable GAAP measure, is as follows (in thousands) for the three and nine months ended September 30, 2022:

	Three Months Ended September 30,			Nine months ended September 30,
	2022		2021	2022	2021
(Dollars in thousands)
Net (loss) income attributable to common shareholders of Party City Holdco Inc.	$(521,298)		$(2,789)	$(386,014)	$12,958
Interest expense, net	26,926		23,899	74,505	64,229
Income tax expense (benefit)	187,754		388	(2,492)	7,128
Depreciation and amortization	15,206		15,433	46,812	50,293
EBITDA	(291,412)		36,931	(267,189)	134,608
Deferred rent (c)	3,235		904	9,616	2,032
Stock-based compensation - employee	1,917		1,892	5,847	4,854
Other restructuring, retention and severance (a)	281	`	-	994	2,620
Long-lived assets impairment (b)	425		-	10,408	-
COVID-19 sanitation and cleaning expense (d)	-		-	-	1,270
Closed store expense (e)	745		603	3,454	3,739
Loss on sale of property, plant and equipment	-		2,687	-	2,798
Merchandise transformation, relocation payroll	216		860	1,474	2,981
Corporate reorganization consulting	604		-	1,808	-
One-time legal settlement	-		-	384	-
Goodwill impairment (f)	288,423		-	288,423	-
Loss on sale of business	-		-	-	3,211
Foreign currency (gains) losses, net	(1,218)		343	(1,746)	(968)
Net gain on debt repayment	-		(1,332)	-	(1,106)
Note receivable	55		33	472	138
Undistributed loss in equity method investments	(915)		(554)	(2,354)	(654)
Gain or loss on sale of PP&E	-		-	(4)	-
Adjusted EBITDA	2,356		42,367	51,587	155,523
Capital expenditures	(24,891)		(8,759)	(75,985)	(49,211)
Adjusted EBITDA less capital expenditures	$(22,535)		$33,608	$(24,398)	$106,312

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

The weighted average interest rate for Borrowings under the ABL Facility was 4.76% at September 30, 2022.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of the quarter ended September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting as described below.

Notwithstanding the conclusion by our Chief Executive Officer and our Chief Financial Officer that our disclosure controls and procedures as of September 30, 2022 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described below, we believe the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A fairly represent in all material respects the financial condition, results of operations, and cash flows of the Company for the periods presented in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP.

Material Weaknesses in Internal Control

The material weaknesses identified relate to: (i) internal controls in the financial reporting processes, including a lack of segregation of duties within the accounts payable process, lack of effective controls surrounding the proper review and timeliness of information used in account reconciliations, journal entry review, and vendor invoice processing; (ii) information technology general controls in the areas of user access management and segregation of duties, within certain systems supporting the Company's accounting and reporting processes, were not designed or operating effectively; (iii) adequate documentation was not maintained to demonstrate management’s review supporting the assumptions used in our impairment testing of indefinite-lived intangible assets and long-lived assets; (iv) inadequate identification and review procedures over debt covenant requirements and restrictions, which led to a failure to detect and timely report a covenant violation related to tax payments; and (v) inadequate processes and internal controls relating to management’s analysis under ASC Subtopic 205-40 of whether there were conditions or events giving rise to substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements were issued, which resulted in a material error in management’s assessment of the Company’s ability to remain a going concern in connection with filing its form 10-Q for the third quarter of 2022.

Remediation Plan for the Material Weaknesses

In response to the aforementioned material weaknesses, management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation of material weaknesses in internal control over financial reporting.

As of the date of this Quarterly Report on Form 10-Q/A, management is reassessing the design of controls and modifying processes designed to improve our internal control over financial reporting and remediate the control deficiencies that led to the material weakness, including but not limited to:

•
Developing action plans to address control deficiencies identified within certain key financial processes;
•
Evaluating a new transactional accounting and enterprise resource planning software on a company-wide basis, which, if implemented, would potentially strengthen our control environment;
•
Ensuring compliance with policies for effective and timely review of journal entries and account reconciliations and other financial statement close analyses and processes;

•
Assessing and implementing further segregation of duties to reduce risks that could present a reasonable possibility of material misstatements;
•
Updating our quarterly User Access Review and Privileged Access Review procedures to include employees, contractors, and vendor accounts; including warehouse user IDs. Additionally, the quarterly User Access Review and Privileged Access Review will be updated to include a formal lookback of user access including Administrator accounts;
•
Enhancement and retention of the documentation related to timely terminations of temporary distribution center employees;
•
Enhancement of the documentation demonstrating management’s review of key assumptions used in the development of subjective accounting conclusions and re-enforcing the need to maintain and retain such documentation;
•
Improving the effectiveness of the monitoring and review of debt covenants to ensure the timely reporting of any covenant violations and augmenting staff with personnel having the appropriate experience and skill sets to support management’s debt covenant reviews; and
•
Filling key open positions, including the Chief Accounting Officer, Chief Information Security Officer, Global Operations Controller, and Director of External Reporting and Technical Accounting roles.

The material weaknesses will not be considered remediated until management completes the design and implementation of the measures described above and the controls operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. We also may conclude that additional measures may be required to remediate the material weaknesses or determine to modify the remediation plans described above. Management believes that the remediation measures described above will be implemented in a manner such that the controls can be tested, and the identified material weaknesses can be determined to be remediated, however, no assurance can be made that such remediation will occur or that additional material weaknesses will not be identified.

Based on additional procedures and post-closing review, management concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

Recurring losses and negative cash flows from operations in connection with our current cash and liquidity projections raise substantial doubt about our ability to continue as a going concern.

Based on recurring losses from operations and negative cash flows from operations for the nine months ended September 30, 2022 in connection with current cash and liquidity projections, we have concluded that there is substantial doubt about our ability to continue as a going concern within the twelve months following the filing of the Original Form 10-Q (November 8, 2022). Our condensed consolidated financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. You should not rely on our condensed consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors as of September 30, 2022, and potentially be available for distribution to shareholders, in the event of liquidation.

We are subject to risks and uncertainties associated with our recent bankruptcy.

On January 17, 2023, the Company and certain of its domestic subsidiaries filed for Chapter 11 bankruptcy in the U.S. Bankruptcy Court for the Southern District of Texas. On September 6, the bankruptcy court confirmed our plan of reorganization, and on October 12, 2023, the plan became effective in accordance with its terms, and we emerged from bankruptcy. Even with the approval of our plan of reorganization, we will continue to face a number of risks associated with our bankruptcy, including risks related to our ability to reduce expenses, implement any strategic initiatives, and generally maintain favorable relationships with, and secure the confidence of, our counterparties. For the duration of the bankruptcy proceedings, our senior management was required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on our longer-term business operations. In addition, our operating results may be adversely affected by the possible reluctance of prospective lenders and other counterparties to do business with a company that recently emerged from bankruptcy.

As a result of our bankruptcy, our financial results may be volatile and may not reflect historical trends.

During the pendency of the bankruptcy proceedings, our financial results were volatile as restructuring activities and expenses, contract terminations and rejections, and claims assessments will significantly impact our consolidated financial statements. Upon our emergence from Chapter 11, the amounts reported in subsequent consolidated financial statements may materially change relative to historical consolidated financial statements, including as a result of revisions to our operating plans pursuant to a plan of reorganization. We are also required to adopt fresh-start reporting, at the emergence date, with our assets and liabilities being recorded at fair value as of the fresh-start reporting date, which may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets. Our financial results after the application of fresh-start reporting also may be different from historical trends.

We may be subject to claims that were not discharged in the bankruptcy proceedings, which could have a material adverse effect on our financial condition and results of operations.

The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation. With few exceptions, all claims that arose prior to January 17, 2023, were subject to compromise and/or treatment under the plan of reorganization and/or discharged in accordance with the terms of the plan of reorganization. Any claims not discharged through the plan of reorganization could be asserted against the reorganized entities and may have a material adverse effect on our business, operational results, financial position, and cash flows on a post-reorganization basis.

Matters relating to our bankruptcy consumed a substantial portion of the time and attention of our management, which may have an adverse effect on our business, and we may experience increased levels of employee attrition.

For the duration of the bankruptcy proceedings, our management was required to spend a significant amount of time and effort focusing on the cases. This diversion of attention may have a material adverse effect on business, operational results, financial position, and cash flows. Additionally, as a result of our bankruptcy, we may experience increased levels of employee attrition, and our employees likely will face considerable distraction and uncertainty. A loss of key personnel or material erosion of employee morale could adversely affect our business and results of operations. Our ability to engage, motivate, and retain key employees or take other measures intended to motivate and incentivize key employees to remain with us through the pendency of the bankruptcy proceedings was limited by restrictions on implementation of incentive programs under the Bankruptcy Code. The loss of services of members of our senior management team or material erosion of employee morale could impair our ability to execute our strategy and implement operational initiatives, which would be likely to have a material adverse effect on business, financial position, cash flows, and results of operations. The failure to retain or attract members of our management team and other key personnel could impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse effect on our results of operations.

The plan of reorganization that we are implementing is based in large part upon assumptions and analyses developed by us. If these assumptions and analyses prove to be incorrect, our plan may be unsuccessful in its execution.

The plan of reorganization we are implementing affects both our capital structure and ownership structure and operation of our businesses and will reflect assumptions and analyses based on our experience and perception of historical trends, current conditions, and expected future developments, as well as other factors that we consider appropriate under the circumstances. Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including but not limited to: (i) our ability to implement changes to our capital structure; (ii) our ability to obtain adequate liquidity and financing sources; (iii) our ability to maintain customers’ confidence in our viability as a continuing entity and to attract and retain sufficient business from them; (iv) our ability to obtain merchandise, including from non-debtor affiliates; (v) our ability to retain key employees; and (vi) the overall strength and stability of general economic conditions. Any failure to adequately meet or account for any of these factors could materially adversely affect the successful reorganization of our businesses.

In addition, our plan of reorganization relies upon financial projections, including with respect to revenues, EBITDA, capital expenditures, debt service, and cash flow. Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate. In our case, the forecasts will be even more speculative than normal, because they may involve fundamental changes in the nature of our capital structure. Accordingly, we expect that our actual financial condition and results of operations will differ, perhaps materially, from what we have anticipated. Consequently, there can be no assurance that the results or developments contemplated by any plan of reorganization we may implement will occur or, even if they do occur, that they will have the anticipated effects on us and our subsidiaries or our businesses or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of any plan of reorganization.

We face significant risks and uncertainties associated with the bankruptcy filing of our Anagram subsidiaries.

On November 8, 2023 (the “Anagram Petition Date”), the Anagram Entities (collectively, the “Anagram Debtors”) filed voluntary petitions (the “Anagram Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Texas (the “Anagram Bankruptcy Court”) seeking relief under the Bankruptcy Code. The Company and certain of its domestic subsidiaries were not included in the Anagram Chapter 11 Cases and continue to operate in the ordinary course of business throughout the duration of the Anagram Chapter 11 Cases. On November 8, 2023, the Anagram Bankruptcy Court granted the Anagram Debtors’ motion to jointly administer the Anagram Chapter 11 Cases for procedural purposes only under the caption In re: Anagram Holdings, LLC, et. al. (Case No. 23-90901). To ensure its ability to continue operating in the ordinary course of business, the Anagram Debtors also filed with the Anagram Bankruptcy Court a variety of motions seeking “first-day” relief, which were approved by the Anagram Bankruptcy Court and permitted the Anagram Debtors to operate in the ordinary course during the Anagram Chapter 11 Cases and included the interim approval of a debtor-in-possession term loan facility (the “Anagram DIP Term Facility”) and debtor-in-possession ABL facility (the “Anagram DIP ABL Facility”). The Anagram Debtors continued to operate their business and manage their properties as “debtors-in-possession” in accordance with the applicable provisions of the Bankruptcy Code and orders of the Anagram Bankruptcy Court throughout the duration of the Anagram Chapter 11 Cases.

On November 8, 2023, the Anagram Entities filed a notice with the Bankruptcy Court that an agreement was reached with a group of its lenders as the “Stalking Horse” bidder to acquire Anagram’s assets for $175-$200 million in a Section 363 transaction under the Bankruptcy Code, subject to higher or otherwise better offers and court approval. As part of this agreement, the “Stalking Horse” bidder had committed to hire all Anagram employees and assume all pre and post-petition trade payables. No other bids were received other than the Stalking Horse bid prior to the bid deadline of December 15, 2023. The sale hearing was held on December 22, 2023, during which the Anagram Bankruptcy Court approved the sale of the Anagram Entities to the Stalking Horse bidder. The sale formally closed on December 29, 2023, at which point PCHI ceased its ownership interest in the Anagram Entities.

PCHI plans to continue business with Anagram subsequent to the sale, including purchasing balloons for sale in PCHI’s retail stores, and any interruption of the business relationship between PCHI and Anagram, or its other subsidiaries, could have a material adverse effect on the Company.

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

* Filed herewith.

** Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

PARTY CITY HOLDCO INC.

By:	/s/ Daniel Lamadrid
Daniel Lamadrid
Chief Financial Officer (Principal Financial Officer)

Date: March 28, 2024