Form 10-K
period 2022-12-31
Party City Holdco Inc.
filed 2024-03-28
CIK 1592058

s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

(973) 453-8601

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by a check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☑ No

The aggregate market value of common stock held by non-affiliates as of June 30, 2022 was $149,147,731. As of March 28, 2024, there were no shares of the registrant’s common stock outstanding that are publicly traded.

FORM 10-K

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains information that may constitute forward-looking statements. Forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995 relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts and are subject to inherent risks and uncertainties that could cause actual results to differ materially from those expressed or implied in our forward-looking statements. Many factors could cause actual results to differ materially from the Company’s forward-looking statements, such as the impact of the COVID-19 pandemic and other current macroeconomic conditions, our prospects and strategies for future growth and the development and introduction of new products. In many cases you can identify forward-looking statements by terms such as “believes,” “anticipates,” “expects,” “targets,” “estimates,” “intends,” “will,” “may” or “plans” and similar expressions.

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

In this Annual Report on Form 10-K references to “Party City Holdco,” “Party City,” the “Company,” “we,” “our,” “ours” and “us” refer to Party City Holdco Inc. (“PCH”), a Delaware corporation formed in 2012, and its consolidated subsidiaries unless stated or the context otherwise requires.

Item 1. Business

Overview

We are a global leader in the celebrations industry, with offerings spanning more than 70 countries around the world. We believe we are the largest vertically integrated designer, manufacturer, distributor, and retailer of party goods in North America. PCH operates across multiple businesses within its Retail Division and Consumer Products (Wholesale) Division. Our retail division is the leading omnichannel retailer in the celebrations category, operating approximately 800 company-operated and franchise specialty retail party supply stores operating under the names Party City (partycity.com), as well as Halloween City (halloweencity.com), which offer traditional in-store shopping, rapid, contactless, and same-day in-store and curbside pickup and same-day shipping options. Our Consumer Products (Wholesale) Division includes Amscan, an industry leader in designing and manufacturing celebration décor, tableware, costumes, and accessories, with items found in retail outlets worldwide, including independent party supply stores, mass merchants, grocery retailers, and e-commerce merchandisers. We combine state-of-the-art manufacturing and sourcing operations, sophisticated wholesale operations, and multi-channel retail and e-commerce retail operations to design, manufacture, source, and distribute party goods, including paper and plastic tableware, metallic and latex balloons, Halloween and other costumes, accessories, novelties, gifts, and stationery throughout the world.

Chapter 11 Cases

On January 17, 2023 (the “PCHI Petition Date”), the Company and certain of its domestic subsidiaries (collectively, the “Debtors”) filed voluntary petitions (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) seeking relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). The Company’s Anagram Holdings, LLC, (“Anagram”) subsidiary, Anagram’s subsidiaries (together with Anagram, the “Anagram Entities”), and the Company’s foreign subsidiaries were not included in the Chapter 11 Cases and continued to operate in the ordinary course of business throughout the duration of the Chapter 11 Cases. On January 18, 2023, the Bankruptcy Court granted the Debtors’ motion to jointly administer the Chapter 11 Cases for procedural purposes only under the caption In re: Party City Holdco Inc., et. al. (Case No. 23-90005). To ensure its ability to continue operating in the ordinary course of business, the Debtors also filed with the Bankruptcy Court a variety of motions seeking “first-day” relief, which were approved by the Bankruptcy Court and permitted the Debtors to operate in the ordinary course during the Chapter 11 Cases and included the interim approval of a debtor-in-possession term loan facility (the “DIP Facility”) as described below. The Debtors continued to operate their business and manage their properties as “debtors-in-possession” in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court throughout the duration of the Chapter 11 Cases.

On the PCHI Petition Date, the Debtors entered into a Restructuring Support Agreement (along with subsequent amendments made throughout the Chapter 11 Cases, the “RSA”) with certain holders (collectively, the “Initial Consenting Noteholders”) of the Secured Floating Rate 2025 Notes (as defined herein) and the Secured Fixed Rate 2026 Notes (as defined herein). Capitalized terms used in “Item 1. Business” but not otherwise defined herein shall have the meaning given to such terms in the RSA. The RSA contemplates a restructuring (the “Restructuring”) of the Debtors pursuant to a joint plan of reorganization (the “Plan,” as further described below). Among other things, the RSA provided for:

•
The entry into the DIP Facility, which was fully backstopped by the Initial Consenting Noteholders in the amount of $150 million, which was approved by the Bankruptcy Court on an interim basis on January 18, 2023 and on a final basis on March 3, 2023, as discussed below;
•
The (a) equitization of the Secured Notes in exchange for the equity of the reorganized Company, subject to dilution by any Reorganized Securities issued pursuant to the Rights Offering to be consummated at emergence from the Chapter 11 Cases, the Management Incentive Plan, and, to the extent applicable, the Reorganized Securities issued to lenders who provide backstop commitments under the DIP Facility in consideration for their backstop commitments, as a result of the DIP Equitization or (b) such other treatment of the Secured Notes as agreed by the Initial Consenting Noteholders;
•
Either repayment in cash upon emergence of the amounts outstanding under the Company’s ABL Facility and its FILO Facility (each as defined below) with proceeds from a third-party financing or, with the agreement of the holders thereof, the rolling of such outstanding amounts into a new asset-based lending exit facility, in each case as acceptable to the Debtors and the Initial Consenting Noteholders;
•
The treatment of general unsecured claims to be governed by the terms of the Plan and to be acceptable to the Debtors and the Initial Consenting Noteholders; and
•
The cancellation, extinguishment, and discharge of the existing common stock of the Company and any other equity securities of the Company, with existing equity in the Company receiving no recovery or distribution.

On January 18, 2023, the Bankruptcy Court approved the Debtors’ proposed $150 million senior secured super priority priming DIP Facility on an interim basis. On January 19, 2023, certain of the Debtors entered into the credit agreement governing the DIP Facility along with certain financial institutions party thereto as lenders and Ankura Trust Company, LLC (the “DIP Credit Agreement”), as the administrative agent and collateral agent, and the closing of the DIP Facility occurred on the same day.

An initial draw of $75 million under the DIP Facility was made on January 19, 2023, and the proceeds were used in accordance with the DIP Facility budget to, among other things, (i) pay the administrative costs and expenses of the Chapter 11 Cases and the DIP Facility and (ii) fund general corporate purposes. A second draw of $75 million was made following the Bankruptcy Court’s entry of the order approving the DIP Facility on a final basis on March 3, 2023. The second draw of borrowings for $75 million was used for the same purposes as the first draw.

The DIP Facility was secured by perfected senior security interests and liens having the priorities set forth in the DIP Credit Agreement on substantially all assets of the Debtors.

The DIP Facility terminated on October 12, 2023 as part of the Debtors' emergence from the Chapter 11 Cases, as discussed in more detail below.

The filing of the Chapter 11 Cases constituted an event of default that accelerated the Company’s following debt obligations: i) its asset-based revolving credit facility (the “Prepetition ABL Facility”); ii) its asset-based first-in, last-out revolving tranche (the “FILO Facility”); iii) its senior secured first lien floating rate notes due 2025 (the “Secured Floating Rate 2025 Notes”); iv) its 8.750% senior secured first lien notes due 2026 (the “Secured Fixed Rate 2026 Notes”); v) its 6.125% senior notes due 2023; and vi) its 6.625% senior notes due 2026. Any efforts to enforce payment obligations on the Debtors’ debt agreements were automatically stayed as a result of the filing of the Chapter 11 Cases and the holders’ rights of enforcement in respect of the Debtors’ debt agreements were subject to the applicable provisions of the Bankruptcy Code.

On April 4, 2023, the Company filed the initial version of its Plan and a related proposed form of Disclosure Statement (the “Disclosure Statement”) with the Bankruptcy Court. The Plan was since amended four times, with the last amendment of the Plan filed on August 31, 2023. The Plan intended to implement the previously disclosed Restructuring contemplated by the RSA. The Plan and the related Disclosure Statement describe, among other things, the Plan; the Restructuring contemplated by the RSA; the events leading to the Chapter 11 Cases; certain events that have occurred or were anticipated to occur during the Chapter 11 Cases, including the anticipated solicitation of votes to approve the Plan from certain of the Debtors’ creditors and certain other aspects of the Restructuring.

Subsequent Event - Emergence from Chapter 11 Cases

On September 6, 2023, the Bankruptcy Court entered an order confirming the Plan (the “Confirmation Order”).

On October 12, 2023 (the “Effective Date”), the Plan became effective in accordance with its terms, and the Debtors emerged from the Chapter 11 Cases. The emergence events discussed below occurred subsequent to the December 31, 2022 date of the condensed consolidated balance sheet presented in this report and are, therefore, not reflected in the financial statements presented in this report.

On the Effective Date, in connection with the effectiveness of, and pursuant to the terms of, the Plan and the Confirmation Order, the Company’s common stock outstanding immediately before the Effective Date was canceled and is of no further force or effect, and the new organizational documents of the Company became effective, authorizing the issuance of shares of common stock representing 100% of the equity interests in the Company (the “New PCHI Shares”). In accordance with the foregoing, on the Effective Date, the Company, as reorganized on the Effective Date in accordance with the Plan, issued 13,374,519 New PCHI Shares and the 12.00% Senior Secured Second Lien PIK Toggle Notes (the “Second Lien Notes” and together with the New PCHI Shares, the “New Securities”). The New Securities issued pursuant to the Plan, including the New Securities issued upon the exercise of the Subscription Rights (as defined in the backstop commitment agreement (as amended, supplemented, or modified from time to time, together with all exhibits and schedules thereto, the “Backstop Agreement”) with the commitment parties thereto (collectively, the “Commitment Parties”)) in connection with the rights offering (the “Rights Offering”), consisting of a purchase price of $75 million aggregate principal amount (a portion of the $232.4 million aggregate principal amount of the Company’s Second Lien Notes) and 3,634,614 New PCHI Shares), all New Securities issued to the Commitment Parties in respect of their commitments under the Backstop Agreement and in connection with the Rights Offering was issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) provided by section 1145 of the Bankruptcy Code and, to the extent such exemption was unavailable, was issued in reliance on the exemption provided by section 4(a)(2) under the Securities Act or another applicable exemption.

Equity Interests

On the Effective Date, all interests in the Company that existed immediately prior to the Effective Date were cancelled, and the Company issued or caused to be issued the New PCHI Shares in accordance with the terms of the Plan. Pursuant to the Plan, each holder of an Allowed Secured Notes Claim (as defined in the Plan) received, among other things, its pro rata share of 100% of the New PCHI Shares, subject to dilution by the New PCHI Shares issued as DIP Reorganized Securities (as defined in the Plan), the New PCHI Shares issued in connection with the Rights Offering (including in partial satisfaction of the Backstop Commitment Premium (as defined in the Plan)), and the MIP Equity Pool (as defined in the Plan). 100% of the New PCHI Shares is less than 1% of all shares issued at emergence post-dilution. See “Unregistered Sales of Equity Securities” section later in this footnote.

Claims Treatment Under the Plan

In accordance with the Plan, holders of claims against and interests in the Debtors received (or shall receive, as soon as reasonably practicable following the date such holder’s claim or interest becomes an Allowed Claim or Interest (each as defined in the Plan)) the following treatment (capitalized terms used but not defined in this section have the meanings ascribed to them in the Plan):

•
Prepetition ABL Revolver Claims. Each holder of an Allowed Prepetition ABL Revolver Claim voted to accept the Plan and elected to participate in the ABL Exit Facility, and the ABL Exit Facility Trigger occurred, such that (i) each such holder’s Allowed Prepetition ABL Revolver Claims was deemed repaid and refinanced in full by such holder’s extension and receipt of its Pro Rata share of ABL Revolving Credit Loans and (ii) such holder assumed a commitment with respect to the ABL Exit Facility equal to its (or its predecessor in interest’s) commitment under the Prepetition ABL Facility immediately prior to the PCHI Petition Date.
•
Prepetition ABL FILO Claims. Each holder of an Allowed Prepetition ABL FILO Claim voted to accept the Plan and elected to participate in its Pro Rata share of the ABL Exit Facility, and the ABL Exit Facility Trigger occurred, such that each such holder’s Allowed Prepetition ABL FILO Claims was deemed repaid and refinanced in full by such holder’s extension and receipt of its Pro Rata share of ABL FILO Loans.
•
Secured Notes Claims. Each holder of an Allowed Secured Notes Claim received (i) its Pro Rata share of the New PCHI Shares issued on the Effective Date on account of the Allowed Secured Notes Claims, representing 100% of the New PCHI Shares outstanding on the Effective Date, subject to dilution by the New PCHI Shares issued as DIP Reorganized Securities, the New PCHI Shares issued in connection with the Rights Offering (including in partial satisfaction of the Backstop Commitment Premium), and the MIP Equity Pool and (ii) subscription rights to purchase up to its Pro Rata share of the securities comprising the Investment Package for an aggregate purchase price of $75 million offered in the Rights Offering in accordance with the Rights Offering Procedures.
•
General Unsecured Claims. Each holder of an Allowed General Unsecured Claim received its Pro Rata share of the General Unsecured Claim Recovery Pool.
•
Interests in the Company. Holders of Interests in the Company, including the Company’s common stock prior to emergence, received no recovery or distribution on account of such Interests, and upon emergence from Chapter 11, all such Interests in the Company were canceled, released, extinguished, and discharged, and are of no further force or effect.

Debt Securities and Agreements

Except for the purpose of evidencing a right to a distribution under the Plan or as otherwise provided in the Plan, on the Effective Date, the obligations of the Debtors under the Prepetition ABL Facility, the Secured Notes Indentures (as defined in the Plan), the Unsecured Notes Indentures (as defined the Plan), stock certificates, book entries, and any other certificate, share, note, bond, indenture, purchase right, option, warrant, or other instrument or document, directly or indirectly, evidencing or creating any indebtedness or obligation of or ownership interest in the Debtors giving rise to any claim or interest (except such certificates, notes or other instruments or documents evidencing indebtedness or obligations of, or interests in, the Debtors that are specifically reinstated pursuant to the Plan) were cancelled, and the duties and obligations of all parties thereto were deemed satisfied in full, canceled, released, discharged, and of no force or effect.

New ABL Credit Agreement

On the Effective Date, pursuant to the terms of the Plan, the Company and certain of its subsidiaries entered into an ABL credit agreement (the “New ABL Credit Agreement”), by and among the Company, as a parent guarantor, Party City Holdings Inc., a Delaware corporation, as the parent borrower (the “Parent Borrower”), Party City Corporation, a Delaware corporation, and each other subsidiary of the Borrowers party thereto as a subsidiary borrower from time to time (collectively with the Parent Borrower, the “Borrowers”), PC Intermediate Holdings, Inc. a Delaware corporation, as a parent guarantor (“Holdings”), the other subsidiaries of the Borrowers party thereto from time to time as subsidiary guarantors, the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (in such capacities, the “New ABL Agent”). The New ABL Credit Agreement provides for a $545 million senior secured asset-based revolving loan facility (with a $60 million sublimit for the issuance of letters of credit thereunder) (the “New ABL Revolving Facility” and the loans outstanding thereunder, the “New ABL Revolving Loans”) and a $17.1 million senior secured asset-based first-in last-out loan facility (the “New FILO Facility” and the loans outstanding thereunder, the “New FILO Loans”; the New FILO Facility together with the New ABL Revolving Facility, the “New ABL Facility”). The New ABL Facility is scheduled to mature on October 12, 2028.

All obligations of the Borrowers under the New ABL Credit Agreement, certain banking services obligations, and certain hedging obligations are unconditionally guaranteed, on a joint and several basis, by the Borrowers, Holdings, the Company, and the material domestic direct and indirect restricted subsidiaries of the Company, subject to certain exceptions and limitations described in the New ABL Credit Agreement (each a “New Loan Party” and collectively, the “New Loan Parties”). All such obligations, including the guarantees of the New ABL Facility, are secured by (i) first priority liens on substantially all assets of the New Loan Parties, and (ii) the equity interests in the New Loan Parties other than the Company, in each case, subject to certain exceptions and limitations described in the New ABL Credit Agreement.

The New ABL Revolving Loans and the New FILO Loans bear interest at a rate per annum equal to the applicable margin plus, at the Borrowers’ option, either: (i) an adjusted term SOFR rate, subject to a floor of 0.00% or (ii) a base rate, subject to a floor of 0.00%, determined as the greatest of (x) the prime loan rate as published in The Wall Street Journal, (y) the federal funds effective rate plus 0.50%, and (z) adjusted term SOFR rate for a one-month tenor plus 1.00%. The margin applicable to the loans bearing interest based on the adjusted term SOFR rate equals to: (i) with respect to the New ABL Revolving Loans, 4.00% and (ii) with respect to the New FILO Loans, 6.00%. The margin applicable to the loans bearing interest based on the base rate equals to: (i) with respect to the New ABL Revolving Loans, 3.00% and (ii) with respect to the New FILO Loans, 5.00%. The applicable margins are subject to a 0.50% increase on March 31, 2024 and an incremental 0.50% increase on June 30, 2024 if the Parent Borrower has, as of such date, not yet delivered to the New ABL Agent an audited consolidated balance sheet and related statements of income, stockholders' equity, and cash flows of the Company and its subsidiaries as of the end of the fiscal year ended December 31, 2022. The Borrowers are required to pay interest on overdue principal or interest at the rate equal to 2.00% per annum in excess of the applicable interest rate under the New ABL Facility to the extent lawful.

Outstanding loans under the New ABL Credit Agreement are subject to an intercreditor agreement by and among the New ABL Agent, as the First Priority Representative for the First Priority Secured Parties and Wilmington Savings Fund Society, FSB, as the Second Priority Representative for the Second Priority Secured Parties (in each case, as defined therein) (the “Intercreditor Agreement”). The Intercreditor Agreement provides, among other things, that the liens securing the obligations under the Second Lien Notes rank junior in priority to the liens securing the obligations under the New ABL Credit Agreement.

The Borrowers are required to pay a quarterly commitment fee to each ABL Revolving Lender (as defined in the New ABL Credit Agreement), which accrues at a rate per annum equal to 0.50% on the average daily unused portion of such ABL Revolving Lender’s commitments under the New ABL Revolving Facility. The Borrowers are also required to pay participation fees and fronting fees with respect to letters of credit participation and issuance.

Borrowings under the New ABL Credit Agreement may be used to (i) refinance indebtedness under the prepetition asset-based revolving credit facility and (ii) finance the working capital needs and other general corporate purposes of the Parent Borrower and its subsidiaries. Availability of borrowings of New ABL Revolving Loans under the New ABL Credit Agreement is subject to the satisfaction of certain conditions, including, after giving effect to any such borrowings, aggregate credit exposure of lenders under the New ABL Credit Agreement not exceeding the lesser of the aggregate unblocked commitments and the borrowing base at such time. Borrowings of the New FILO Loans are only available on the Effective Date and if repaid or prepaid may not be reborrowed.

Under the New ABL Credit Agreement, the borrowing base at any time equals (a) a percentage of eligible inventory, plus (b) a percentage of eligible trade receivables, plus (c) a percentage of eligible credit card receivables, less (d) certain reserves.

Mandatory prepayment of loans under the New ABL Credit Agreement is required if the aggregate credit exposure of lenders under the New ABL Credit Agreement exceeds the borrowing base at such time. Such a mandatory prepayment would be applied to eliminate the availability shortfall as follows: first, to prepay the New ABL Revolving Loans or cash collateralize, backstop or replace letters of credit under the New ABL Facility; and second, to prepay the New FILO Loans. The loans under the New ABL Facility may be voluntarily prepaid without premium or penalty, other than customary breakage costs. Voluntary prepayments of loans under the New ABL Credit Agreement are applied to satisfy New FILO Loan obligations only after other outstanding loan obligations and letter of credit reimbursement obligations under the New ABL Credit Agreement are satisfied. Voluntary prepayments of New FILO Loans are additionally subject to the satisfaction of the Payment Conditions discussed below.

The New ABL Credit Agreement requires the Borrowers to maintain, at all times, Excess Unadjusted Availability (as defined in the New ABL Credit Agreement) of at least the greater of (i) 10.0% of the Total Line Cap (as defined in the New ABL Credit Agreement) and (ii) $46 million.

The New ABL Credit Agreement contains negative covenants that limit, among other things, the Borrowers’ ability and the ability of their restricted subsidiaries to: (i) incur, assume, or guarantee additional indebtedness; (ii) create, incur, or assume liens; (iii) make investments; (iv) merge or consolidate with or into any other person or undergo certain other fundamental changes; (v) transfer or sell assets; (vi) pay dividends or distributions on capital stock or redeem or repurchase capital stock; (vii) enter into transactions with certain affiliates; (viii) repay or redeem certain indebtedness; (ix) sell stock of its subsidiaries; or (x) enter into certain burdensome agreements. These negative covenants are subject to a number of important limitations and exceptions. The Borrowers and their restricted subsidiaries can make certain acquisitions, restrictive payments, payments of certain indebtedness and investments if, after giving pro forma effect to such transactions, the “Payment Conditions” (as defined in the New ABL Credit Agreement) are met, which include, among other things: (i) 90-Day Excess Availability and Excess Availability (each as defined in the New ABL Credit Agreement) are equal to or greater than the greater of (x) 25.0% of the Total Line Cap and (y) $120 million and (ii) the Fixed Charge Coverage Ratio (as defined in the New ABL Credit Agreement) is at least 1.00 to 1.00.

Additionally, the New ABL Credit Agreement contains other covenants, representations and warranties, and events of default that are customary for a financing of this type. Events of default include, among other things, nonpayment of principal or interest, breach of covenants, breach of representations and warranties, failure to pay final judgments in excess of a specified threshold, failure of a guarantee to remain in effect, failure of a collateral document to create an effective security interest in collateral, bankruptcy and insolvency events, cross-default to other material indebtedness, and a change of control. The occurrence of any event of default under the ABL Credit Agreement would permit all obligations under the New ABL Facility to be declared due and payable immediately and all commitments thereunder to be terminated.

Second Lien Notes

On the Effective Date, PCHI issued $232.4 million in aggregate principal amount of Second Lien Notes. The Second Lien Notes are scheduled to mature on January 11, 2029. Interest on the Second Lien Notes accrues at a rate of 12.00% per annum, payable, at the Company’s option, either in cash or by increasing the amount of the Second Lien Notes outstanding, on February 15, May 15, August 15, and November 15 of each year, commencing February 15, 2024.

The Second Lien Notes were issued pursuant to an indenture (the “Second Lien Notes Indenture”), by and among the Company, the guarantors party thereto, and Wilmington Savings Fund Society, FSB, as trustee, collateral agent, paying agent, and registrar.

The Second Lien Notes are jointly and severally irrevocably and unconditionally guaranteed on a senior secured basis by certain subsidiaries of the Company, including all “New Loan Parties” (other than the Company) under the New ABL Credit Agreement. The Second Lien Notes and such guarantees are secured by second priority liens on the assets subject to liens securing the New ABL Facility, including the equity interests of each guarantor of the Second Lien Notes, all assets owned by the Company as of the Effective Date or acquired thereafter, certain assets related thereto, and substantially all other assets of the Company and such guarantors, in each case, subject to certain exceptions and limitations. The outstanding Second Lien Notes are subject to the Intercreditor Agreement. The following is a brief description of the material provisions of the Second Lien Notes Indenture and the Second Lien Notes.

On or after April 11, 2025, the Company may redeem all of the Second Lien Notes at 100% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. The Company may also redeem the Second Lien Notes, in whole or in part, at any time and from time to time prior to April 11, 2025 at a redemption price equal to 100% of the principal amount, plus the Applicable Premium (as defined in the Second Lien Notes Indenture), plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. Notwithstanding the foregoing, if a Change of Control (as defined in the Second Lien Notes Indenture) occurs, then, within 60 days of such Change of Control, the Company must offer to purchase all outstanding Second Lien Notes at a redemption price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the date of purchase.

The Second Lien Notes Indenture contains covenants that limit, among other things, the ability of the Company and certain of its subsidiaries to: (i) incur, assume, or guarantee additional indebtedness; (ii) pay dividends or distributions on capital stock or redeem or repurchase capital stock; (iii) make investments; (iv) repay or redeem junior debt; (v) sell stock of its subsidiaries; (vi) transfer or sell assets; (vii) create, incur, or assume liens; or (viii) enter into transactions with certain affiliates. These covenants are subject to a number of important limitations and exceptions.

The Second Lien Notes Indenture also provides for certain customary events of default, including, among other things, nonpayment of principal or interest, breach of covenants, failure to pay final judgments in excess of a specified threshold, failure of a guarantee to remain in effect, failure of a security document to create an effective security interest in collateral, bankruptcy and insolvency events, and cross acceleration, which would permit the principal, premium, if any, interest, and other monetary obligations on all the then outstanding Second Lien Notes to be declared due and payable immediately.

Registration Rights Agreement

On the Effective Date, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with certain parties who received New PCHI Shares under the Plan (“RRA Shareholders”). Pursuant to the Registration Rights Agreement, following the completion of an initial public offering (as defined in the Registration Rights Agreement, an “IPO”), the Company will file a shelf registration statement promptly, no later than a date that is 30 days following the later of the IPO and the date of the expiration of the lockup agreement with the underwriters in such IPO. However, the Company is not required to file the shelf registration statement unless RRA Shareholders request the inclusion of Registrable Securities (as defined in the Registration Rights Agreement) constituting at least 25% of all Registrable Securities.

The RRA Shareholders also have demand registration rights, provided that such RRA Shareholders request the inclusion of Registrable Securities constituting at least 25% of all Registrable Securities or the gross proceeds of the offering are expected to be at least $50 million, and customary piggyback registration rights.

The Company will generally pay all registration expenses in connection with its obligations under the Registration Rights Agreement, regardless of whether a registration statement is filed or becomes effective. The registration rights granted in the Registration Rights Agreement are subject to customary indemnification and contribution provisions, as well as customary restrictions such as blackout periods.

Stockholders’ Agreement

On the Effective Date, the Company entered into a stockholders agreement (the “Stockholders Agreement”) with holders of common stock of the Company (the “Stockholders”), pursuant to which each of the Stockholders agreed to certain restrictions on the transfer of the common stock of the Company and the Company agreed (i) to provide to certain Stockholders the right to designate directors of the board, subject to certain limitations, (ii) to certain limitations and obligations on its operations without Stockholder approval and (iii) to provide certain information to the Stockholders. Pursuant to the Plan, each holder of common stock of the Company on the

Effective Date was deemed to be a party to, and bound by, the Stockholders Agreement, regardless of whether such holder executed a signature page thereto.

Unregistered Sales of Equity Securities

On the Effective Date, pursuant to the Plan:

•
36,879 New PCHI Shares were issued pro rata to holders of Secured Notes Claims in partial exchange for the cancellation of the Secured Notes (as defined in the Plan), representing 0.3% of all shares issued at emergence;
•
3,516,079 New PCHI Shares were issued to holders of Secured Notes Claims (or their designees) in exchange for exercising Subscription Rights under the Rights Offering, representing 26.3% of all shares issued at emergence;
•
118,535 New PCHI Shares were issued to certain holders of Secured Notes Claims that purchased in connection with their Backstop Commitments (as defined in the Backstop Agreement), the New PCHI Shares that were offered in the Rights Offering and not properly subscribed for, representing 0.9% of all shares issued at emergence;
•
363,462 New PCHI Shares were issued to certain holders of Secured Notes Claims in exchange for providing $75 million of Backstop Commitments to the Debtors in connection with the Rights Offering, representing 2.7% of all shares issued at emergence; and
•
9,339,564 New PCHI Shares were issued to holders of Allowed DIP Claims on account of such holders’ DIP Loans (each as defined in the Plan), representing 69.8% of all shares issued at emergence.

Subsequent Event - Anagram Bankruptcy

On November 8, 2023 (the “Anagram Petition Date”), the Anagram Entities (collectively, the “Anagram Debtors”) filed voluntary petitions (the “Anagram Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Texas (the “Anagram Bankruptcy Court”) seeking relief under the Bankruptcy Code. The Company and certain of its domestic subsidiaries were not included in the Anagram Chapter 11 Cases and continue to operate in the ordinary course of business throughout the duration of the Anagram Chapter 11 Cases. On November 8, 2023, the Anagram Bankruptcy Court granted the Anagram Debtors’ motion to jointly administer the Anagram Chapter 11 Cases for procedural purposes only under the caption In re: Anagram Holdings, LLC, et. al. (Case No. 23-90901). To ensure its ability to continue operating in the ordinary course of business, the Anagram Debtors also filed with the Anagram Bankruptcy Court a variety of motions seeking “first-day” relief, which were approved by the Anagram Bankruptcy Court and permitted the Anagram Debtors to operate in the ordinary course during the Anagram Chapter 11 Cases and included the interim approval of a debtor-in-possession ABL facility (the “Anagram DIP ABL Facility”) and a debtor-in-possession note purchase agreement and notes indenture (the facility issued thereunder, the “Anagram DIP Notes Facility”). The Anagram Debtors continue to operate their business and manage their properties as “debtors-in-possession” in accordance with the applicable provisions of the Bankruptcy Code and orders of the Anagram Bankruptcy Court throughout the duration of the Anagram Chapter 11 Cases.

The Anagram Entities subsequently received final approval from the Anagram Bankruptcy Court for the Anagram DIP Notes ($22 million new money commitment), with the commitments coming from a group of their existing secured lenders, and the Anagram DIP ABL Facility ($15 million gradual roll-up of the Anagram Entities’ prepetition asset-based lending facility).

On November 8, 2023, the Anagram Entities filed certain documents with the Anagram Bankruptcy Court disclosing that an agreement was reached with a group of their lenders as the “Stalking Horse” bidder to acquire substantially all of Anagram’s assets through a credit bid with a value of at least $175 million in a Section 363 transaction under the Bankruptcy Code, subject to higher or otherwise better offers and court approval. As part of this agreement, the “Stalking Horse” bidder committed to hire all Anagram employees and assume all pre and post-petition trade payables. No other bids were received other than the Stalking Horse bid prior to the bid deadline of December 15, 2023. The sale hearing was held on December 22, 2023, during which the Anagram Bankruptcy Court approved the sale to the Stalking Horse bidder. The sale formally closed on December 29, 2023.

The Anagram Chapter 11 Cases was a reconsideration event for PCHI to reevaluate whether consolidation of Anagram continues to be appropriate. We have concluded that the power to make material decisions for Anagram has been transferred to the Bankruptcy Court, and, therefore, PCHI no longer controls Anagram as of the Anagram Petition Date (November 8, 2023). Accordingly, we concluded that PCHI should deconsolidate Anagram effective on the Anagram Petition Date. As such, amounts presented in the Company’s future financial statements and notes thereto will exclude the operating results, cash flows, assets, liabilities, and equity of Anagram subsequent to November 8, 2023.

Industry Overview

We operate in the broadly defined celebrations industry, which includes the retail party goods industry and the Halloween market. The party goods industry includes decorative paper and plastic tableware, costumes, decorations, accessories, and balloons, all of which are supported by a range of vendors from commodity paper goods producers to party goods manufacturers. The retail landscape for decorated party goods is comprised primarily of party superstores, mass merchants, e-commerce merchandisers, craft stores, grocery retailers, and dollar stores. Sales of party goods are fueled by everyday events such as backyard BBQs, graduations, birthdays, baby showers, weddings, and anniversaries, as well as seasonal events such as holidays and other special occasions.

Segments

We have two reportable segments: retail and wholesale. In 2022, we generated 81.8% of our total revenues from our retail segment and 18.2% of our total revenues from our wholesale segment.

Our retail segment generates revenue primarily through the sale of our party supplies through our Party City stores, Halloween City stores, and partycity.com.

Our wholesale segment revenues are generated from the sale of decorated party goods, balloons, and costumes for all occasions. Our products are sold at wholesale to party superstores (including our company-operated retail stores and franchised stores operating principally as “Party City” and “Halloween City”), and unaffiliated specialty retailers, mass merchants, e-commerce merchandisers, craft stores, grocery retailers, drug, and convenience. Wholesale revenues are generated primarily by our Amscan business.

Financial information about our industry segments and geographic segments is provided in Note 16 of our consolidated financial statements in Part II, Item 8, for additional details.

Product Lines

Our enterprise-wide product lines span a wide variety of ways to celebrate everyday events including from birthdays to theme parties to sporting events. Additionally, we offer seasonal products throughout the year to decorate and dress up for holidays such as Halloween, Christmas, New Year’s Eve, and Mardi Gras. Our product offering is designed to provide everything needed to throw an amazing event and capture life’s special moments including a wide range of décor, tabletop, balloons, and wearable product formats.

Category	Items
Tableware	Plastic plates, paper plates, plastic cups, paper cups, paper napkins, plastic cutlery, table covers
Costumes & accessories	Costumes, other wearables, wigs
Decorations	Latex balloons, piñatas, crepes, flags and banners, decorative tissues, stickers and confetti, scene setters, garland, centerpieces
Balloons	Foil and latex, bouquets, standard 18-inch Sing-A-Tune, SuperShape, air-filled decorative, weights, accessories
Favors, stationery & other	Party favors, gift bags, gift wrap, invitations, bows, stationery

Retail Operations

Overview

Party City has grown to become what we believe is the largest operator of company-operated and franchised party superstores by revenue in the United States. We provide a broad and deep product assortment at a compelling value with an average of 25,000 SKUs offered at any one time through our retail stores and 40,000 SKUs offered online through our e-commerce platform. We keep our assortment current by frequently introducing new products.

We organize our stores by events and themes to facilitate customer shopping while consistently presenting customers with additional product ideas that will enhance their events and our sales. With our product selection and convenient locations, we believe customers associate Party City with successful celebrations, and as a result, we believe our physical and online stores will continue to be seen as the favored destination for party supplies and related innovative ideas.

Our websites, including partycity.com and halloweencity.com, offer a convenient, user-friendly, and secure online shopping option for our customers. In support of our website sales, we offer rapid, contactless, and same-day in-store and curbside pickup and same-day shipping options. In addition to the ability to order products, our websites provide a substantial amount of content about our party products, party planning ideas, and promotional offers. The websites are also one of our key marketing vehicles, specifically as they relate to social media marketing initiatives.

Our Company-operated stores are located entirely in the United States. We have franchised stores throughout the United States and Puerto Rico, which are operated by franchisees utilizing our format, design specifications, methods, standards, operating procedures, systems, and trademarks. Our wholesale sales to franchised stores generally mirror, with respect to relative size, mix, and category, sales to our company-operated stores. We are not currently marketing, nor do we plan to market, franchises in the United States.

The following table (which excludes temporary Halloween City locations) shows the change in our company-operated Party City store network over the past three years:

	2022	2021	2020
Stores open at beginning of year	759	746	777
Stores opened	11	10	5
Stores acquired from franchisees/others	11	10	6
Stores closed	(6)	(7)	(42)
Stores open at end of year	775	759	746

The following table shows the change in our franchise-operated store network over the past three years:

	2022	2021	2020
Stores open at beginning of year	72	85	98
Stores sold to the Company	(11)	(10)	(6)
Stores closed	(2)	(3)	(7)
Stores open at end of year	59	72	85

For a discussion regarding store lease negotiations as part of the Company’s bankruptcy reorganization plan, see Part I, Item 2, Properties below.

We receive revenue from our franchisees, consisting of an initial one-time fee and ongoing royalty fees, generally ranging from 4% to 6% of net sales. In exchange for these franchise fees, franchisees principally receive brand value and merchandising support with respect to planograms. Each franchisee has a mandated advertising budget, which consists of a minimum initial store opening promotion and ongoing local advertising and promotions. Additionally, franchisees must pay 2.25% of net sales to a group advertising fund to cover common advertising materials. Our franchise agreements provide us with a right of first refusal should any franchisee wish to dispose of its operations.

Current franchise agreements provide for an assigned area or territory that typically equals a three or four-mile radius from the franchisee’s store location and the right to use the Party City® logo and trademark. In addition, certain agreements with our franchisees and other business partners contain geographic limitations on opening new stores. For most stores, the franchisee or the majority owner of a corporate franchisee devotes full time to the management, operation, and on-premises supervision of the stores or groups of stores.

The number of franchisee stores have declined in recent years due in large part to strategic acquisitions of franchisee stores.

Retail Seasonality

Our retail operations are subject to significant seasonal variations. Historically, this segment has realized a significant portion of its revenues, cash flow, and net income in the fourth quarter of the year, principally due to our

Halloween sales in October and, to a lesser extent, year-end holiday sales. To maximize our seasonal opportunity, we may operate a chain of temporary Halloween stores or Halloween store-within-store concepts, under the Halloween City brand, from August through October of each year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in Part III, Item 7 of this Annual Report on Form 10-K for more information about our seasonality.

Wholesale Operations

Overview

We currently offer a wide array of products spanning tableware, accessories, novelties, balloons, decorations, and costumes. Our in-house design team introduces several thousand products annually, driving innovation in our licensed and unlicensed product offering and supporting increased sales across our channels. From time to time, we rationalize our existing product offerings to stay on trend. The breadth of these offerings enables our retail stores and third-party retailers to promote additional sales of related products for every occasion. To enhance our customers’ celebrations of life’s important events, we market party goods for a wide variety of occasions, including seasonal and religious holidays, special events, and themed celebrations. Our Amscan branded products are offered in retail outlets worldwide, ranging from party goods superstores (including our company-operated and franchise stores), other party goods retailers, mass merchants, independent card and gift stores, grocery and drug stores, and e-commerce merchandisers. We have long-term relationships with many of our wholesale customers.

The table below shows the breakdown of our total wholesale sales by channel for the year ended December 31, 2022:

Channel	Sales
(Dollars in millions)
Company-operated stores and e-commerce	$789
Party City franchised stores and other domestic retailers	173
Domestic balloon distributors/retailers	82
International	139
Total wholesale sales	$1,183

Wholesale Manufactured Products

Our manufacturing facilities are highly automated and produce paper and plastic plates and cups, paper napkins, injection molded product, costumes, pinatas, and other party and novelty items at globally competitive costs. Printing, forming, folding, and packaging equipment support most of these manufacturing operations. In select cases, we use available capacity to manufacture products for third parties.

Complementing our manufacturing facilities, we have a diverse global network of third-party vendors that support our strategy of consistently offering a broad selection of high quality, innovative, and competitively priced products. We have relationships with many of our third-party vendors that exceed twenty years and often, our business represents a significant portion of their overall business. These third-party vendors are located in Asia and are managed by our sourcing office in Hong Kong. They generally produce items designed by and created specifically for us. We actively work with our third-party vendors to ensure product cost, quality, and safety.

The principal raw materials in our products or in manufacturing our products are cotton, paper, films, and petroleum-based resin. While we currently purchase raw materials from preferred vendors, we continue to evaluate the marketplace to expand our sources. We’re continuously looking at innovation and evolving market conditions and working on plans to mitigate any potential headwinds.

Wholesale Product Safety and Quality Assurance

We are subject to regulatory requirements in the United States and internationally, and we believe that all products that we manufacture and source comply with the requirements in the markets in which they are sold. Third-party manufactured products are tested in accordance with our testing policies and procedures, both at the manufacturing site and upon arrival at our distribution centers. We have a full-time staff of professionals in the United States and Asia dedicated to product safety and quality assurance.

Wholesale Distribution and Systems

We ship our products directly to retailers and distributors throughout the world from our main distribution facility, as well as directly from our factories. Our electronic order entry and information systems allow us to manage our inventory.

Our main distribution facility for domestic party customers is located in Chester, New York, which is nearly 900,000 square feet. This facility serves as the main point of distribution for our products and utilizes a paperless, pick-by-light system, and a Goods-To-Person (OSR) picking system.

Wholesale Customers

We have a fairly diverse third-party customer base in our wholesale segment. In 2022, one customer accounted for approximately 12% of total wholesale revenues.

Strategic Initiatives

We continue to advance our strategic initiatives that underpin efforts to grow our retail and wholesale businesses and expand on our purpose of creating joy by making it easy to create unforgettable memories.

• Product Innovation. We continued to leverage consumer insights and sales data to drive review of our wholesale product offerings and retail assortment decisions. During 2021, we reset Party Favors, Girl’s Birthday, Boy’s Birthday, Candy, and Solid Tableware and approximately 1,000 new products driven by consumer-led innovation. In 2022, we reset several other categories in our portfolio and will launch a similar number of innovative items as well as significant quality improvements to complement the work in innovation.

• Enhance the in-store experiences. We continued to remodel or open “next generation” or NXTGEN stores, all of which are Company-operated, bringing our total to 172 as of December 31, 2022. The material changes to our stores include a new shop-in-shop store layout with improved product adjacencies, edited and more curated product assortments. A balloon shop and customer engagement center are the focal point of the store and add significant theater to the entire experience. Balloon sales growth in our NXTGEN stores is higher than the trend in the balance of our stores. We continue to be pleased with the customer feedback we are receiving on the NXTGEN stores as we enhance and refine the prototype. Customers have told us that they appreciate the decluttering of the stores due to the lower sightlines and the more curated assortment.

• Being celebration occasion-obsessed. In 2021, we were focused on our core categories and therefore, grew our relevancy with consumers to build trust and become their destination for all things celebrations. Additionally, our seasonal categories are generating improved sell-throughs resulting in improved inventory turns and gross margin returns on inventory. In 2022, we continued to focus on improvements in our core and seasonal categories, driven by greater focus on current trends, key items, and more curated assortments, which we believe will improve the shopping experience for the consumer and efficiency for store associates.

Information Systems

Our information systems are integral in supporting our long-term strategies, are key capabilities necessary to help support all levers of growth, and help us implement informed, data-driven decision making throughout our organization. We are continually working on enhancing our digital technology platforms and elevating our e-commerce capabilities through new functionalities to our retail and wholesale channels. In 2022, we continued to implement key security enhancements and completed information security projects on the ongoing IT roadmap. We also completed the planned migration of multiple systems to cloud-based technology infrastructure.

We also maintain entity-wide information security and privacy compliance programs, comprised of risk management policies and procedures surrounding our information systems, cybersecurity practices, and protection of consumer and employee personal data and confidential information. Our Board of Directors (the “Board”) has ultimate oversight of our risk management policies and procedures and has delegated primary responsibility for monitoring the risks and programs in this area to the Audit Committee. The Audit Committee receives regular updates on information security and privacy risk and compliance from management. The Board also receives periodic updates on these topics. As part of our compliance programs, all global employees are required to take annual training on information security, including cybersecurity, global data privacy requirements, and compliance measures. We also conduct periodic internal and third-party assessments to test our cybersecurity controls, perform cyber simulations, and continually evaluate our privacy notices, policies, and procedures surrounding our handling and control of personal data and the systems we have in place to help protect us from cybersecurity or personal data breaches. Additionally, we maintain network security and cyber liability insurance in order to provide a level of financial protection in the event of certain covered cyber losses and data breaches.

Refer to Part I, Item 1A. “Risk Factors,” for further information as it relates to our Information Systems.

Intellectual Property

We own the copyrights in the designs we create and use on our products and various trademarks and service marks used on or in connection with our products. At our discretion, we may permit franchisees, licensees, and other parties to use our trademarks and service marks. It is our practice to register our copyrights with the United States Copyright Office and our trademarks and service marks with the United States Patent and Trademark Office, or with other foreign jurisdictions, to the extent we deem necessary. In addition, we rely on unregistered common law trademark rights and unregistered copyrights under applicable U.S. law to distinguish and/or protect our products, services, and branding. From time to time, we attain patent protection for novel inventions. We do not believe that the loss of any copyrights, trademarks, or patents with respect to any particular product or products would have a material adverse effect on our business. We hold numerous intellectual property licenses from third parties, allowing us to use various third-party cartoon and other characters and designs on our products, and the images on our metallic balloons and costumes are principally covered by these licenses. None of these license relationships are individually material to our aggregate business.

Competition

Our segment of the retail industry is highly competitive, and we expect competition to increase in the future. We operate in the party goods retail sector, which is currently and is expected to continue to be highly competitive with respect to price, store location, merchandise quality, assortment and presentation, and customer service, including merchandise delivery and checkout options. We believe we differentiate ourselves from other retailers by providing high-value, high-quality, low-cost merchandise in conveniently located stores. Our sales and profits could be reduced by increases in competition. There are no significant economic barriers for others to enter our retail sector.

Government Regulation

We are subject to extensive federal, state, and local laws and regulations affecting our business, including product safety, consumer protection, privacy, truth-in-advertising, accessibility, customs, wage and hour laws and regulations, and zoning and occupancy ordinances that regulate manufacturers and retailers generally and govern the promotion and sale of merchandise and the operation of manufacturing facilities, distribution centers, retail stores, and e-commerce. We also are subject to similar international laws and regulations affecting our business. The Company maintains an internal global trade, customs, and product compliance organization to help manage its import/export compliance activities. Several state and local governments have been successful in regulating or prohibiting the sale of balloons filled with lighter than air gas and single-use plastic products. We have sought partnership with legislators and regulators to help protect and steward environmental goals and promote the responsible use of our products.

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

Human Capital Disclosure

People matter at Party City. In 2022, we employed approximately 5,700 full-time and 9,500 part-time team members, and an additional 14,500 seasonal team members, who play a critical role in delivering our company Purpose - to inspire joy by making it easy for our customers to create unforgettable memories. We seek to embed this Purpose and the principles that guide us in how we work every day (what we call our Promises) – Customer First, People Matter, It Can Be Done, and Celebrate – into the culture through enterprise-wide programs and initiatives, grounded in the retention and engagement of our team members.

Attracting and Engaging Employees. We endeavor to make it easy to be a successful employee at Party City. We offer comprehensive onboarding programs as well as a variety of leadership, technical, and compliance training that enables our team members to contribute to the Company’s most important initiatives. We have advanced engagement by fostering two-way dialogue via employee surveys and communication forums as well as enhanced and simplified technology-enabled people operations support and access to employee information. We have an “open door” policy for team members to report concerns, and we also provide an anonymous reporting hotline available in multiple languages and managed by an independent third-party.

Diversity, Equity, Inclusion, and Belonging. Our diversity, equity, inclusion, and belonging (DEI&B) strategy continues with the work of an Enterprise Belonging Council as well as a Diversity Review Committee, our business resource groups that are both fueled by employee participation and leadership commitment. We endeavor to weave the key tenants of our DEI&B strategy into the fabric of our transformation and people programs and processes.

Total Rewards. Our total rewards and benefits programs have been harmonized across the enterprise to maximize effectiveness and accelerate eligibility for participation. We provide comprehensive benefits including medical, dental, and vision, as well as a healthcare concierge that partners with team members to more effectively and efficiently navigate the healthcare system. We offer reward programs tied to short and long-term priorities and performance. We believe that offering our team members access to comprehensive total rewards programs are important steps to drive employee retention and positive employee relations.

Talent Attraction. Our talent attraction and succession management approach from the top down improves implementation of key strategies to address localized market conditions. We believe these targeted efforts meet immediate and long-term staffing needs and build capability to deliver our overall business strategy.

Safety. Safety is a priority, and we have invested in training and awareness campaigns to promote safe operating practices in our manufacturing plants and distribution centers, stores, and corporate offices.

Environmental, Social and Governance Matters

At the board level, our Nominating and ESG Committee (the “NESG Committee”) oversees our environmental, social, and governance (“ESG”) programs, policies, and practices. The NESG Committee’s duties include monitoring and evaluating the Company’s programs, policies, and practices relating to ESG issues and making recommendations to the Board regarding the Company’s overall ESG strategy. Managing and executing that ESG strategy is a cross functional, management-level ESG Steering Committee, which focuses on: (i) establishment of programs, policies, and practices relating to ESG matters: and (ii) assisting the NESG Committee in fulfilling its oversight responsibilities with respect to ESG matters. Our ESG efforts are guided by an ESG Priority Assessment that we completed in January 2022 to identify the ESG topics that are most relevant for our business and shareholders, as well as customers, business partners, team members, and communities. In an effort to enhance long-term value, we intend to use the results of the ESG Priority Assessment to guide our efforts as we further develop and advance our ESG strategy. In 2022, we successfully published our inaugural ESG Report for the year ending December 31, 2021. We believe our approach to ESG management will help enable us to create long-term value for our stockholders, through advancing interests of our other stakeholders.

Available Information

Our principal executive offices are located in Woodcliff Lake, NJ. Our website address is www.partycity.com. Information contained in, and that can be accessed through our website is not incorporated into and does not form a part of this Annual Report on Form 10-K.

While subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in accordance therewith, we have filed reports, proxy and information statements, and other information with the SEC. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other information to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available at www.sec.gov.

Item 1A. Risk Factors

The following risk factors may be important to understanding any statement in this Annual Report on Form 10-K or elsewhere. Our business, financial condition, operating results, and liquidity can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below and elsewhere in this report. Any one or more of such factors could directly or indirectly materially and adversely affect our business, financial condition, results of operations, liquidity, and stock price.

Risk Factor Summary

Risks Related to Bankruptcy Proceedings

•
We are subject to risks and uncertainties associated with our recent bankruptcy.
•
As a result of our bankruptcy, our financial results may be volatile and may not reflect historical trends.
•
We may be subject to claims that were not discharged in the bankruptcy proceedings, which could have a material adverse effect on our financial condition and results of operations.
•
Matters relating to our bankruptcy consumed a substantial portion of the time and attention of our management, which may have an adverse effect on our business, and we may experience increased levels of employee attrition.
•
The plan of reorganization that we are implementing is based in large part upon assumptions and analyses developed by us. If these assumptions and analyses prove to be incorrect, our plan may be unsuccessful in its execution.
•
We face significant risks and uncertainties associated with the bankruptcy filing of our Anagram subsidiaries.

Risks Related to our Business

•
We face risks related to our balloon sales and margins, including regulatory restrictions and prohibitions, potential shortages of helium gas, and changes in consumer preferences.
•
The loss of, or disruption to, one of our distribution centers and other factors affecting the distribution of merchandise and our reliance on third parties for shipping could materially adversely affect our business.
•
We operate in a competitive industry, and our failure to compete effectively could cause us to lose market share, revenues, and growth prospects.
•
If we are unable to effectively manage our e-commerce business and digital marketing efforts, our reputation and operating results may be harmed.
•
Our marketing programs, e-commerce initiatives, and use of consumer information are governed by an evolving set of laws and enforcement trends and unfavorable changes in those laws or trends, or our failure to comply with existing or future laws, could substantially harm our business and results of operations.
•
Unanticipated impacts to Halloween and seasonal sales for our retail business may adversely impact operating results.
•
Our failure to appropriately respond to changing merchandise trends and consumer preferences, including regarding licensed and single-use products, could significantly harm our customer relationships and financial performance.
•
Product recalls and/or product liability claims may adversely impact our business, merchandise offerings, reputation, results of operations, cash flows, and financial performance.
•
Our business is sensitive to consumer spending and general economic conditions and other factors beyond our control.

•
Our business could be harmed if our existing franchisees do not conduct their business in accordance with agreed upon standards.
•
Labor, product, supply, and inflationary risks have had and may continue to have an adverse effect on our operating results.

Risks Related to our Supply Chain and Third Parties

•
Our business is dependent on maintaining an appropriate source of raw materials, and disruption to the transportation system or increases in the costs of raw materials or transportation may negatively affect our operating results.
•
Our business may be adversely affected by the loss or actions of our third-party vendors.
•
We depend on vendors for timely and effective sourcing of our merchandise, and we may not be able to acquire products in sufficient quantities and at acceptable prices to meet our needs, which could impact our operations and financial results.

Information Security Risks

•
Our information systems, order fulfillment, and distribution facilities may prove inadequate or may be disrupted.
•
We may fail to adequately maintain the security of our electronic and other confidential information.

Talent

•
Talent acquisition and retention could involve increases to labor costs, and if we are unable to attract and retain the talent required for our business, which depends in part on factors outside of our control, our operating results could suffer.

Risks Related to Our Intellectual Property

•
Our intellectual property rights may be inadequate to protect our business.

Risks Related to Our Indebtedness

•
Our substantial indebtedness and lease obligations could adversely affect our financial flexibility and our competitive position, and we may not be able to generate or distribute sufficient cash to service all our indebtedness.
•
We may require additional capital to fund our business, which may not be available to us on satisfactory terms or at all.
•
Significant interest rate changes could affect our profitability and financial performance.
•
Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time

Risks Related to Material Weaknesses

•
We have identified material weaknesses in our internal controls over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.

General Risk Factors

•
Changes in laws, policies, or regulations related to taxes could adversely affect our business, financial condition, and results of operations.
•
We may face risks associated with litigation and claims.

Risk Related to Bankruptcy Proceedings

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

During the pendency of the bankruptcy proceedings, our financial results were volatile as restructuring activities and expenses, contract terminations and rejections, and claims assessments will significantly impact our consolidated financial statements. Upon our emergence from Chapter 11, the amounts reported in subsequent consolidated financial statements may have materially changed relative to historical consolidated financial statements, including as a result of revisions to our operating plans pursuant to a plan of reorganization. We are also required to adopt fresh-start reporting, at the emergence date, with our assets and liabilities being recorded at fair value as of the fresh-start reporting date, which may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets. Our financial results after the application of fresh-start reporting also may be different from historical trends.

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

For the duration of the bankruptcy proceedings, our management was required to spend a significant amount of time and effort focusing on the cases. This diversion of attention may have a material adverse effect on business, operational results, financial position, and cash flows. Additionally, as a result of our bankruptcy, we may experience increased levels of employee attrition, and our employees likely faced considerable distraction and uncertainty. A loss of key personnel or material erosion of employee morale could adversely affect our business and results of operations. Our ability to engage, motivate, and retain key employees or take other measures intended to motivate and incentivize key employees to remain with us through the pendency of the bankruptcy proceedings was limited by restrictions on implementation of incentive programs under the Bankruptcy Code. The loss of services of members of our senior management team or material erosion of employee morale could impair our ability to execute our strategy and implement operational initiatives, which would be likely to have a material adverse effect on business, financial position, cash flows, and results of operations. The failure to retain or attract members of our management team and other key personnel could impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse effect on our results of operations.

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

On November 8, 2023 (the “Anagram Petition Date”), the Anagram Entities (collectively, the “Anagram Debtors”) filed voluntary petitions (the “Anagram Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Texas (the “Anagram Bankruptcy Court”) seeking relief under the Bankruptcy Code. The Company and certain of its domestic subsidiaries were not included in the Anagram Chapter 11 Cases and continue to operate in the ordinary course of business throughout the duration of the Anagram Chapter 11 Cases. On November 8, 2023, the Anagram Bankruptcy Court granted the Anagram Debtors’ motion to jointly administer the Anagram Chapter 11 Cases for procedural purposes only under the caption In re: Anagram Holdings, LLC, et. al. (Case No. 23-90901). To ensure its ability to continue operating in the ordinary course of business, the Anagram Debtors also filed with the Anagram Bankruptcy Court a variety of motions seeking “first-day” relief, which were approved by the Anagram Bankruptcy Court and permitted the Anagram Debtors to operate in the ordinary course during the Anagram Chapter 11 Cases and included the interim approval of a debtor-in-possession ABL facility (the “Anagram DIP ABL Facility”) and a debtor-in-possession note purchase agreement and notes indenture (the facility issued thereunder, the “Anagram DIP Notes Facility”). The Anagram Debtors continue to operate their business and manage their properties as “debtors-in-possession” in accordance with the applicable provisions of the Bankruptcy Code and orders of the Anagram Bankruptcy Court throughout the duration of the Anagram Chapter 11 Cases.

On November 8, 2023, the Anagram Entities filed certain documents with the Anagram Bankruptcy Court disclosing that an agreement was reached with a group of their lenders as the “Stalking Horse” bidder to acquire substantially all of Anagram’s assets through a credit bit with a value of at least $175 million in a Section 363 transaction under the Bankruptcy Code, subject to higher or otherwise better offers and court approval. As part of this agreement, the “Stalking Horse” bidder committed to hire all Anagram employees and assume all pre and post-petition trade payables. No other bids were received other than the Stalking Horse bid prior to the bid deadline of December 15, 2023. The sale hearing was held on December 22, 2023, during which the Anagram Bankruptcy Court approved the sale to the Stalking Horse bidder. The sale formally closed on December 29, 2023.

PCHI plans to continue business with Anagram subsequent to the sale, including purchasing balloons for sale in PCHI’s retail stores, and any interruption of the business relationship between PCHI and Anagram, or its other subsidiaries, could have a material adverse effect on the Company.

Risks Related to Our Business

We face risks related to our balloon sales and margins, including regulatory restrictions and prohibitions, potential shortages of helium gas, and changes in consumer preferences.

Balloons are a focal point of our growth strategy and are a key driver of our differentiated brand experience. Our margins on balloon sales may be affected by several factors. For example, some local governments have implemented or considered implementing rules, ordinances, or regulations prohibiting the sale of balloons filled with a gas lighter than air. We sell latex and foil balloons in our retail stores. Widespread adoption of such prohibitions would have a material adverse effect on our business, results of operations, and financial condition.

We use helium gas, a natural resource, to inflate most of the foil balloons and a portion of the latex balloons we sell to consumers through our retail stores and online. The float of a helium filled balloon is particularly attractive to many consumers and contributes to our ability to sell balloons.

Although we believe we have taken appropriate steps to maintain enough helium to keep pace with the demand, we cannot offer assurance that events beyond our control, such as a global shortage of helium or supply chain disruptions impacting the ability of helium refineries, distributors, or resellers to provide us or our balloon customers with enough helium gas to satisfy demand, will not impact our ability to maintain sales levels of balloons. We have experienced, are operating within an environment that currently experiences, and expect to continue to experience, periodic helium shortages and such other helium disruptions in the past, which have resulted in higher prices for such gas, and failure to fulfill consumer demand for helium inflated balloons. These shortages and disruptions have adversely impacted the financial performance of our retail and wholesale operations in the past and may have similar impacts in the future.

Changing consumer preferences, including with respect to environmental matters, whether we can anticipate, identify, and respond to them or not, could adversely impact our sales. Inventory levels for certain balloon styles no longer considered to be “on trend” may increase, leading to higher markdowns to sell through excess inventory and, therefore, lower than planned margins. Conversely, if we underestimate consumer demand for our balloons, or if we fail to supply quality products in a timely manner, we may experience inventory shortages, which may negatively impact customer relationships, diminish brand loyalty, and result in lost sales. In addition, our position or perceived lack of position on environmental, public policy, or other sensitive issues relating to our balloon business, and any perceived lack of transparency about those matters, could harm our reputation.

The loss of, or disruption in, our distribution center and other factors affecting the distribution of merchandise and our reliance on third parties for shipping could materially adversely affect our business.

We rely heavily on our distribution center to manage the volume associated with a significant amount of our products. Most of our operations’ inventory is shipped directly from vendors to our distribution center where the inventory is then processed, sorted, and shipped to our stores, to our wholesale customers, or to our e-commerce customers. We depend on the orderly operation of this receiving and distribution process, which depends, in turn, on adherence to shipping schedules and effective management of the distribution center. We may not anticipate all of the changing demands that our expanding operations will impose on our receiving and distribution system, and events that we may not fully control, such as disruptions in operations due to fire or other catastrophic events, labor disagreements, or shipping problems (whether in our own or in our third party vendors’ or carriers’ businesses), may result in delays in the delivery of merchandise to our stores or to our wholesale customers or e-commerce/retail customers. Delays in receiving merchandise may also lead to incremental charges for shipping that are not contemplated in our normal operations. In addition, to the extent we need to add capacity to our distribution center by either leasing or building a new distribution center or adding capacity at our existing center or make changes in our distribution processes to improve efficiency and maximize capacity, such changes may result in significant capital expenditures as well as unanticipated delays or interruptions in distribution.

We also depend upon third parties for shipment of a significant amount of merchandise. Interruptions in the services provided by third parties may occasionally result from damage or destruction to our distribution center, weather-related events, natural disasters, pandemics (including COVID-19), trade policy changes or restrictions, tariffs or import-related taxes, third-party labor disruptions, shipping capacity constraints, third-party contract disputes, military conflicts, acts of terrorism, or other factors beyond our control. An interruption in service by third parties for any reason could cause temporary disruptions in our business, a loss of sales and profits, and other material adverse effects.

We operate in a competitive industry, and our failure to compete effectively could cause us to lose market share, revenues, and growth prospects.

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

Our retail stores compete with a variety of smaller and larger retailers including, but not limited to, independent party goods retailers, mass merchants, e-commerce merchandisers, craft stores, grocery retailers, and dollar stores. There are no significant economic barriers for others to enter our retail sector. Internet-based retailers may have a significant collective online presence and may be able to offer similar products to those that we sell, which may result in increased price competition, and consumers may respond more positively to a competitor’s internet-based shopping experience compared to our e-commerce experience. We may not be able to continue to compete successfully against existing or future competitors in the retail space or do so without substantial capital expenditures. Expansion into markets served by our competitors and entry of new competitors or expansion of existing competitors into our markets could materially adversely affect our business, results of operations, cash flows, and financial performance. We believe remaining competitive in the areas of quality, price, breadth of selection, customer service, and convenience is critical to our success. Competing effectively may require us to reduce our prices or increase our costs, which could lower our margins and adversely affect our revenues and growth prospects. For more information about the competition in our industry, see Part I, Item 1, “Business - Competition” in this Annual Report on Form 10-K.

If we are unable to effectively manage our e-commerce business and digital marketing efforts, our reputation and operating results may be harmed.

Our e-commerce channel has been critical to our growth, particularly during the COVID-19 pandemic. The success of our e-commerce business depends, in part, on third parties and factors over which we have limited control. There are certain critical risks and uncertainties associated with our e-commerce and mobile websites and digital marketing efforts, including: changes in required technology interfaces; website downtime and other technical failures; internet connectivity issues; costs and technical issues as we upgrade our website software; computer viruses; vendor reliability; changes in applicable federal and state regulations, including the California Consumer Privacy Act (“CCPA”) and the California Privacy Rights Act of 2020 (“CPRA”); and other state privacy laws, related compliance costs, and security breaches. We must keep up to date with competitive technology trends and opportunities that are emerging throughout the retail environment, including the use of new or improved technology, evolving creative user interfaces, and other e-commerce marketing trends as the proliferation of mobile usage continues. While we have operational safeguards in place and endeavor to predict and invest in technology that is most relevant and beneficial to our company, our initiatives may not prove to be successful, may increase our costs, or may not succeed in driving sales or attracting customers. Our failure to successfully respond to these risks and uncertainties may adversely affect the sales or margin in our e-commerce business, require us to impair certain assets, and damage our reputation and brands.

Our marketing programs, e-commerce initiatives, and use of consumer information are governed by an evolving set of laws and enforcement trends and unfavorable changes in those laws or trends, or our failure to comply with existing or future laws, could substantially harm our business and results of operations.

The successful operation of our online business as well as our ability to provide a positive shopping experience at our brick-and-mortar stores depend on efficient and uninterrupted operation of our order-taking and fulfillment operations as well as the success of our marketing programs. In furtherance thereof, we collect, maintain, and use data provided to us through our online activities and other customer interactions in our business. Our current and future marketing programs depend on our ability to collect, maintain, and use this information, and our ability to do so is subject to certain contractual restrictions in third-party contracts as well as evolving international, federal, and state laws and enforcement trends. We are subject to a variety of continuously evolving and developing laws and regulations in the U.S. regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data.

Likewise, we are subject to the Payment Card Industry Data Security Standards (“PCI-DSS”), which are mandated by the card brands and administered through the Payment Card industry Security Standards Council. Failure to meet requirements and maintain compliance could result in a loss of credibility or reputation, and our inability to continue to accept credit cards as a tender type may materially impact our ability to sell our products. Failure to comply with these standards could lead to recurring and accumulating fines, and we may need to make significant investments to strengthen our PCI controls should we ever be deemed to be non-compliant.

We strive to comply with all applicable laws and other related legal obligations. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another, may conflict with other rules, or may conflict with our practices. If so, we may suffer damage to our reputation and be subject to proceedings or actions against us by governmental entities or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts to defend our practices, distract our management, increase our costs of doing business, and result in monetary liability, all of which could substantially harm our business and results of operations.

Unanticipated impacts to Halloween and seasonal sales for our retail business may adversely impact operating results.

Our retail business realizes a significant portion of its revenues, net income, and cash flows from holiday selling seasons, in particular, Halloween, as well as, New Year’s Eve, Valentine’s Day, Easter, Christmas, and from major celebratory seasons, such as graduation. In anticipation of increased seasonal sales activity, we incur certain significant incremental expenses prior to and during peak selling seasons, including costs associated with hiring a substantial number of temporary employees to supplement our existing workforce. Any unanticipated decrease in demand for our products could have a material adverse effect on our business and profitability. Failure to have lease suitable commercial space, on permanent or temporary bases, and adequately staff our retail stores could hurt our business, financial condition, and results of operations. For more information about how seasonality affects our results of operations, see Part I, Item 1, “Business” in this Annual Report on Form 10-K.

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

The success of our business depends upon many factors, such as our ability to accurately predict the market for our products and our customers’ purchasing habits, to identify product and merchandise trends, to innovate and develop new products, to manufacture and deliver our products in sufficient volumes and in a timely manner, and to differentiate our product offerings from those of our competitors. We may not be able to continue to offer assortments of products that appeal to our customers or respond appropriately to consumer demands. We could misinterpret or fail to identify trends on a timely basis. Our failure to anticipate, identify, or react appropriately to changes in consumer tastes could, among other things, lead to excess inventories and significant markdowns or a shortage of products and lost sales. Our failure to do so could harm our customer relationships and financial performance.

Product recalls and/or product liability claims may adversely impact our business, merchandise offerings, reputation, results of operations, cash flows, and financial performance.

We may be subject to product recalls if any of the products that we manufacture or sell are believed to cause injury or illness. In addition, as a retailer of products manufactured by third parties, we may also be liable for various product liability claims for products we do not manufacture. Indemnification provisions that we may enter into are typically limited by their terms and depend on the creditworthiness of the indemnifying party and its insurer and the absence of significant defenses. We may be unable to obtain full recovery from the insurer or any indemnifying third-party in respect of any claims against us in connection with products manufactured by such third-party. Moreover, even if a product liability claim is unsuccessful, has no merit, or is not pursued, the negative publicity surrounding assertions against the products we sell could materially and adversely affect our business, reputation, and profitability. In addition, if our vendors fail to manufacture or import merchandise that adheres to our quality control standards or standards established by applicable law, our reputation and brands could be damaged, potentially leading to an increase in customer litigation against us. Furthermore, to the extent we are unable to replace any recalled products, we may have to reduce our merchandise offerings, resulting in a decrease in sales, especially if a recall occurs near or during a peak seasonal period. If our vendors are unable or unwilling to recall products failing to meet our quality standards, we may be required to recall those products at a substantial cost to us.

Our business is sensitive to consumer spending and general economic conditions and other factors beyond our control.

In general, our retail sales, and the retail sales of our business partners to whom we sell, represent discretionary spending by our customers and our business partners’ customers. Discretionary spending is affected by many factors, such as general business conditions, inflation, interest rates, availability of consumer credit, unemployment levels, taxation, public health crises, including the occurrence of a contagious disease or illness, such as the flu or COVID-19, and consumer confidence in future economic conditions. Our customers’ purchases and our business partners’ customers’ purchases of discretionary items, including our products, often decline during periods when disposable income is lower or during periods of actual or perceived unfavorable economic conditions or because of geopolitical events or widespread health emergencies. In such events, our revenues and profitability are at risk of decline. In addition, economic downturns may make it difficult for us to accurately forecast future demand trends, which could cause us to purchase excess inventories, resulting in increases in our inventory carrying cost, or insufficient inventories, resulting in our inability to satisfy our customer demand and potential loss of market share.

Moreover, our business is susceptible to extreme weather conditions like hurricanes, flooding, wildfires, or significant snow events, and customer demand, consumer traffic, and shopping habits may become negatively impacted for periods extending beyond the individualized weather event itself. The occurrence of one or more natural disasters, or other disruptive geopolitical events, could also result in increases in fuel (or other energy) prices or a fuel shortage, the temporary or permanent closure of one or more of our manufacturing or distribution centers, the temporary lack of an adequate work force in a market, the temporary or long-term disruption in the supply of products from some local and overseas vendors, the temporary disruption in the transport of goods from overseas, or delays in the delivery of goods to our distribution centers or stores or to third parties who purchase from us. In addition, broader term changes in climate could cause significant changes in weather patterns where we conduct business and an increase in the frequency and severity of such extreme weather conditions. Public expectations for reductions in greenhouse gas emissions could result in increased energy, transportation, and raw material costs and may require us to make additional investments in facilities and equipment. As a result, the effects of climate change could have a long-term adverse impact on our business and results of operations.

Our business could be harmed if our existing franchisees do not conduct their business in accordance with agreed upon standards.

Our success depends, in part, upon the ability of our franchisees to operate their stores and promote and develop our store concept. Although our franchise agreements include certain operating standards, all franchisees operate independently, and their employees are not our employees. We provide certain training and support to our franchisees, but the quality of franchise store operations may be diminished by any number of factors beyond our control. Consequently, if franchisees do not successfully operate stores in a manner consistent with our standards and requirements or do not hire and train qualified managers and other store personnel, our image, brand, and reputation could suffer.

Labor, product, supply, and inflationary risks have had and may continue to have an adverse effect on our operating results.

We have experienced, and expect to continue to experience, inflationary pressures, logistics constraints, and supply chain disruptions, including increased key raw material and helium costs, increased freight, shipping and transportation costs, increased labor wages, labor shortages, and delivery delays and associated charges. Failure to effectively manage these risks has and may continue to adversely impact our operating results.

Risks Related to Our Supply Chain and Third Parties

Our business is dependent on maintaining an appropriate source of raw materials, and disruption to the transportation system or increases in the costs of raw materials or transportation may negatively affect our operating results.

Freight costs and the costs of our key raw materials (by way of example, paper or petroleum-based resin) fluctuate. In general, we absorb movements in freight and raw material costs that we consider temporary or insignificant. However, costs that we determine to not be temporary or insignificant may require that we increase prices to customers in an attempt to offset such cost increases. A significant increase in the freight costs and the price of raw materials that we cannot pass on to customers has had a material adverse effect on our results of operations and financial performance.

Moreover, because we rely heavily on our own manufacturing operations and those of our vendors, disruptions at manufacturing facilities in the United States or abroad, for any reason, including regulatory requirements, unstable labor relations, public health crises, including the occurrence of a contagious disease or illness, such as the flu or COVID-19, the loss of certifications, power interruptions, fires, hurricanes, war, or other forces of nature, could disrupt our supply of products, adversely affecting our business, results of operations, cash flows, and financial performance.

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

Further, we rely on our vendors’ representations of product quality, safety, and compliance with applicable laws and standards. If our vendors violate our agreements, applicable laws or regulations, or implement practices regarded as unethical, unsafe, or hazardous to the environment, it could damage our reputation and negatively affect our operating results. Further, concerns regarding the safety and quality of products provided by our vendors could cause our customers to avoid purchasing those products from us, or avoid purchasing products from us altogether, even if the basis for the concern is outside our control. As such, any issue, or perceived issue, regarding the quality and safety of any items we sell, regardless of the cause, could adversely affect our brand, reputation, operations, and financial results.

We also are unable to predict whether any of the countries in which our vendors’ products are currently manufactured or may be manufactured in the future will be subject to new, different, or additional trade restrictions imposed by the U.S. or foreign governments or the likelihood, type, or effect of any such restrictions. Any event causing a disruption or delay of imports from vendors with international manufacturing operations, including the imposition of additional import restrictions, restrictions on the transfer of funds, or increased tariffs or quotas, could increase the cost or reduce the supply of merchandise available to our customers and materially adversely affect our financial performance as well as our reputation and brand. Furthermore, some or all of our vendors’ foreign operations may be adversely affected by political and financial instability, resulting in the disruption of trade from exporting countries, restrictions on the transfer of funds, or other trade disruptions.

In addition, our business with foreign vendors, particularly with respect to our international sites, may be affected by changes in the value of the U.S. dollar relative to other foreign currencies. For example, any movement by any other foreign currency against the U.S. dollar may result in higher costs for those goods. Declines in foreign currencies and currency exchange rates may negatively affect the profitability and business prospects of one or more of our foreign vendors. This, in turn, may cause such foreign vendors to demand higher prices for merchandise in their effort to offset any lost profits associated with any currency devaluation, delay merchandise shipments, or discontinue selling to us altogether, any of which could ultimately reduce our sales or increase our costs.

We source certain products in several foreign countries, including contracting with manufacturers and suppliers located outside of the United States. The labor, manufacturing safety, and other practices followed by the manufacturers of these products may differ from those generally accepted in the United States, as well as those with which we are required to comply under many of our image or character licenses. Although we require each of our vendors to sign a vendor agreement that requires adherence to accepted labor practices and compliance with labor, manufacturing safety, and other laws and we test merchandise for product safety standards, we do not supervise or control our vendors or the manufacturers that produce the merchandise we sell to our customers.

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

We depend on foreign vendors for timely and effective sourcing of our merchandise, and we may not be able to acquire products in sufficient quantities and at acceptable prices to meet our needs, which could impact our operations and financial results.

Our performance depends, in part, on our ability to purchase our merchandise in sufficient quantities at competitive prices. We purchase our merchandise from numerous foreign and domestic manufacturers and importers. We generally have no contractual assurances of continued supply, pricing, or access to new products, and any vendor could change the terms upon which it sells to us, discontinue selling to us, or go out of business at any time. We may not be able to acquire desired merchandise in sufficient quantities on terms acceptable to us.

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

In addition, we are subject to certain risks that could limit our vendors’ ability to provide us with quality merchandise on a timely basis and at prices that are commercially acceptable, including risks related to the availability of raw materials, labor disputes, work disruptions or stoppages, union organizing activities, vendor financial liquidity, inclement weather, natural disasters, public health issues, general economic and political conditions, and regulations to address climate change.

Information Security Risks

Our information systems, order fulfillment, and distribution facilities may prove inadequate or may be disrupted.

We depend on our management information systems for many aspects of our business. We may be materially adversely affected if our management information systems are disrupted, or we are unable to improve, upgrade, maintain, and expand our systems. We believe our perpetual inventory, automated replenishment, and stock ledger systems are necessary to properly forecast, manage, and analyze our inventory levels, margins, and merchandise ordering quantities. We may fail to properly optimize the effectiveness of these systems or to adequately support and maintain the systems. Moreover, we may not be successful in developing or acquiring technology that is competitive and responsive to our customers and might lack sufficient resources to make the necessary investments in technology needs and to compete with our competitors, which could have a material adverse impact on our business, results of operations, cash flows, and financial performance.

In addition, we may not be able to prevent a significant interruption in the operation of our electronic order entry and information systems, e-commerce platforms, or manufacturing and distribution facilities due to natural disasters, accidents, systems failures, or other events. Any significant interruption in the operation of these facilities, including an interruption caused by our failure to successfully expand or upgrade our systems or manage our transition to utilizing the expansions or upgrades, could reduce our ability to receive and process orders and provide products and services to our stores, third-party stores, and other customers, which could result in lost sales, cancelled sales, and a loss of loyalty to our brand.

We may fail to adequately maintain the security of our electronic and other confidential information.

We have become increasingly centralized and dependent upon automated information technology processes. In addition, a portion of our business operations is conducted over the internet. We could experience operational problems with our information systems and e-commerce platforms because of system failures, viruses, computer hackers, or other causes. Any material disruption or slowdown of our systems could cause information, including data related to customer orders, to be lost or delayed, which could—especially if the disruption or slowdown occurred during a peak sales season—result in delays in the delivery of merchandise to our stores and customers or lost sales, which could reduce demand for our merchandise and cause our sales to decline.

In addition, in the ordinary course of our business, we collect and store certain personal information from individuals, such as our customers and vendors, and our employees, and we process customer payment card and check information, including via our e-commerce platforms. Computer hackers may attempt to penetrate our computer system, payment card terminals, or other payment systems and, if successful, misappropriate personal information, payment card, or check information or confidential Company business information. In particular, the techniques used by criminals to obtain unauthorized access to sensitive data change frequently and often are not recognized until launched against a target; accordingly, we may be unable to anticipate these techniques or implement adequate preventative measures. Any person who circumvents our security measures could destroy or steal valuable information or disrupt our operations. In addition, an employee, contractor, or other third-party with whom we do business may attempt to circumvent our security measures to obtain such information and may purposefully or inadvertently cause a breach involving such information. Any failure to maintain the security of our customers’ confidential information, or data belonging to us or our vendors, could put us at a competitive disadvantage, result in deterioration in our customers’ confidence in us, subject us to potential litigation and liability, and fines and penalties, resulting in a possible material adverse impact on our business, results of operations, cash flows, and financial performance. While we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses and would not remedy damage to our reputation. There can be no assurance that we will not suffer a criminal attack in the future, that unauthorized parties will not gain access to personal information, or that any such incident will be discovered in a timely manner.

Talent Risks

Talent acquisition and retention could involve increases to labor costs, and if we are unable to attract and retain the talent required for our business, which depends in part on factors outside of our control, our operating results could suffer.

As our business expands, we believe that our future success will depend greatly on our continued ability to attract, motivate, and retain qualified personnel who are able to successfully meet the needs of our business. Although we generally have been able to meet our staffing requirements in the past, our ability to meet our labor needs while controlling costs is subject to external factors, such as unemployment levels, labor market conditions, minimum wage legislation, wage inflation, and changing demographics. Recently, various legislative movements have sought to increase the federal minimum wage in the United States, as well as the minimum wage in several individual states.

As federal or state minimum wage rates increase, or as labor market conditions require, we may need to increase the wage rates of our hourly employees. Our inability to meet our staffing requirements in the future at costs that are favorable to us, or at all, could impair our ability to increase revenue, and our customers could experience lower levels of customer service. In addition, if we fail to comply with applicable laws and regulations, including wage and hour laws, we could be subject to legal risk, including government enforcement action and class action civil litigation, which could adversely affect our results of operations.

In addition to minimum wage increases, other changes to employment and healthcare laws may increase our operating expenses. These increased costs could have a material adverse effect on our business, results of operations, and financial and competitive position.

Our future performance may depend on our ability to attract, retain, and motivate qualified employees, including store personnel and field management. If we are unable to do so, our ability to meet our operating goals may be compromised. If we are, for any reason, unable to maintain appropriate controls on store operations due to turnover or other reasons, our sales and operating margins may be adversely affected. There can be no assurance that we will be able to attract and retain the personnel we need in the future.

Risks Related to Our Intellectual Property

Our intellectual property rights may be inadequate to protect our business.

We hold a variety of United States trademarks, service marks, patents, copyrights, and registrations and applications therefor, as well as several foreign counterparts thereto and/or independent foreign intellectual property asset registrations. In some cases, we rely solely on unregistered common law trademark rights and unregistered copyrights under applicable United States law to distinguish and/or protect our products, services, and branding from the products, services, and branding of our competitors. If our intellectual property rights are successfully challenged, we could be forced to re-brand, re-design, or discontinue the sale of certain of our products or services, which could result in loss of brand recognition and/or sales and could require us to devote resources to advertising and marketing new branding or re-designing our products. Further, we cannot assure you that competitors will not infringe our intellectual property rights, or that we will have adequate resources to enforce these rights. We also permit our franchisees to use several of our trademarks and service marks, including Party City and Halloween City. Our failure to properly control our franchisees’ use of such trademarks could adversely affect our ability to enforce them against third parties. A loss of any of our material intellectual property rights could have a material adverse effect on our business, financial condition, and results of operations.

We license from many third parties and do not own the intellectual property rights necessary to sell all products capturing many popular images, such as cartoon or motion picture characters. While none of these licenses is individually material to our aggregate business, a large portion of our business depends on the continued ability to license the intellectual property rights to these images in the aggregate and on the marketplace demand for these licensed properties, which could in turn lead to a decrease in licensed product sales.

We also face the risk of claims that we have infringed third parties’ intellectual property rights, which could be expensive and time consuming to defend, cause us to cease using certain intellectual property rights, redesign certain products or packaging, or cease selling certain products or services, result in our being required to pay significant damages or require us to enter into costly royalty or licensing agreements in order to obtain the rights to use third parties’ intellectual property rights, which royalty or licensing agreements may not be available at all, any of which could have a negative impact on our operating profits and harm our future prospects.

Risks Related to Our Indebtedness

Our substantial indebtedness and lease obligations could adversely affect our financial flexibility and our competitive position, and we may not be able to generate or distribute sufficient cash to service all our indebtedness.

Following our emergence from bankruptcy, we continue to have a substantial level of indebtedness (through our subsidiaries), and such level of debt may adversely impact our operations and financial results and increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on, or other amounts due in respect of our indebtedness. Our substantial indebtedness could, among other things:

•
Inhibit our ability to satisfy our obligations with respect to our indebtedness, which could result in an event of default under the agreements governing such other indebtedness;
•
Require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing funds available for working capital, capital expenditures, acquisitions, selling and marketing efforts, product development, and other purposes;
•
Increase our vulnerability to adverse economic and industry conditions and limit our flexibility in planning for, or reacting to, changes in our business;
•
Expose us to the risk of increasing interest rates, as certain of our borrowings, including under the New ABL Facility, are at variable interest rates; and
•
Restrict us from making strategic acquisitions or cause us to make non-strategic divestitures and limit our ability to borrow additional funds, or to dispose of assets to raise funds, if needed, for working capital, capital expenditures, acquisitions, product development, and other corporate purposes.

Moreover, our ability to make scheduled payments on or to refinance such obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business, and other factors beyond our control. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital, or restructure or refinance our indebtedness. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The credit facilities and the indentures governing the notes restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or obtain the proceeds that we could realize from them, and the proceeds may not be adequate to meet any debt service obligations then due.

Our subsidiaries own substantially all our assets and conduct substantially all our operations. Accordingly, repayment of our indebtedness will be dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment, or otherwise. Each subsidiary is a distinct legal entity, and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries.

We and/or any of these subsidiaries could become insolvent or be restricted from making dividends in the future due to compliance with these restrictions from our debt or otherwise, and, therefore, we may be unable to service our indebtedness.

The occurrence of any one of these events could have a material and adverse effect on our business, financial condition, results of operations, prospects, and ability to satisfy our obligations under our indebtedness.

We may require additional capital to fund our business, which may not be available to us on satisfactory terms or at all.

We currently rely on cash generated by operations and borrowings available under our New ABL Facility to meet our working capital needs. However, if we are unable to generate sufficient cash from operations or if borrowings available under the New ABL Facility are insufficient, we may be required to adopt one or more alternatives to raise cash, such as incurring additional indebtedness, selling our assets, seeking to raise additional equity capital, or restructuring, which alternatives may not be available to us on satisfactory terms or at all. Any of the foregoing could have a material adverse effect on our business.

Significant interest rate changes could affect our profitability and financial performance.

Our earnings are affected by changes in interest rates because of our variable rate indebtedness under the New ABL Facility.

Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time.

Our liquidity, including our ability to meet our ongoing operation obligations, is dependent upon, among other things: (i) our ability to comply with the terms, conditions, and covenants of the New ABL Facility and the Second Lien Notes; (ii) our ability to maintain adequate cash on hand; and (iii) our ability to generate cash flow from operations. In addition, the New ABL Facility requires us to, among other things, maintain certain minimum liquidity requirements. There is no certainty that we will be able to comply with the covenants of the New ABL Facility or that cash on hand and cash flow from operations will be sufficient to continue to fund our operations and allow us to satisfy our short and long-term obligations.

Because of our financial condition, we will have heightened exposure to, and less ability to withstand, the operating risks that are customary in our industry, such as fluctuations in helium and other raw material prices and currency exchange rates. These factors could result in the need for substantial additional funding. A number of other factors, including the factors described herein related to our bankruptcy proceedings, our recent financial results, and the competitive environment we face, could adversely affect the availability and terms of funding that might be available to us subsequent to our emergence from bankruptcy. As such, we may not be able to source post-emergence capital at rates acceptable to us, or at all, to fund our current operations. The inability to obtain necessary additional funding on acceptable terms would have a material adverse impact on us and our ability to sustain our operations.

Risks Related to Material Weaknesses

We have identified material weaknesses in our internal controls over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We identified material weaknesses in our internal controls over financial reporting as of December 31, 2022, related to: (i) internal controls in the financial reporting processes, including a lack of segregation of duties within the accounts payable process, lack of effective controls surrounding the proper review and timeliness of information used in account reconciliations, journal entry review, and vendor invoice processing; (ii) information technology general controls in the areas of user access management and segregation of duties, within certain systems supporting the Company's accounting and reporting processes, were not designed or operating effectively; (iii) adequate documentation was not maintained to demonstrate management’s review supporting the assumptions used in our impairment testing of indefinite-lived intangible assets and long-lived assets; and (iv) inadequate identification and review procedures over debt covenant requirements and restrictions, which led to a failure to detect and timely report a covenant violation related to tax payments; and (v) inadequate processes and internal controls relating to management’s analysis under ASC Subtopic 205-40 of whether there were conditions or events giving rise to substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements were issued, which resulted in a material error in management’s assessment of the Company’s ability to remain a going concern in connection with filing its form 10-Q for the third quarter of 2022.

Our management, under the oversight of the Audit Committee of our Board of Directors, has begun evaluating and implementing measures designed to ensure that the control deficiencies contributing to the material weaknesses are remediated. In particular, we are taking steps to remediate our material weaknesses by:

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

While we are designing and implementing new controls and measures to remediate these material weaknesses as noted above, we cannot assure you that the measures we are taking will be sufficient to remediate the material weakness or avoid the identification of additional material weaknesses in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our financial statements and could cause us to fail to meet our periodic reporting obligations, any of which could diminish investor confidence in us.

General Risk Factors

Changes in laws, policies, or regulations related to taxes could adversely affect our business, financial condition, and results of operations.

Laws and regulations associated with taxation requirements, including changes in applicable income tax rates, new tax laws, and revised tax law interpretations, may go through changes which are detrimental to our business, financial condition, or results of operations. In light of recent and potential future changes to the corporate income tax rate and corporate taxation more generally, we continually examine the long-term impact of tax changes at the federal, state, and local levels to our business and results of operations. See Note 14 of our consolidated financial statements in Part II, Item 8, for more information.

We are also subject to regular reviews, examinations, and audits by the Internal Revenue Service and other taxing authorities with respect to our taxes. There are uncertainties and ambiguities in the application of U.S. tax laws, and it is possible that the IRS could issue subsequent guidance or take positions on audits that differ from our interpretations and assumptions. There can be no assurance that payment of such additional amounts upon final adjudication of any disputes will not have a material impact on our results of operations and financial position.

We may face risks associated with litigation and claims.

From time to time, we may become involved in other legal proceedings relating to the conduct of our business, including but not limited to, employee-related and consumer matters. Additionally, as a retailer and manufacturer of decorated party goods, we have been and may continue to be subject to product liability claims if the use of our products, whether manufactured by us or third-party manufacturers, is alleged to have resulted in injury or if our products include inadequate instructions or warnings. Such matters can be time-consuming, divert management’s attention and resources, and cause us to incur significant expenses. Due to the uncertainties of litigation, we can give no assurance that we will prevail on all claims made against us in the lawsuits that we currently face or that additional claims will not be made against us in the future. Furthermore, because litigation is inherently uncertain, the results of any current or future litigation, individually or in the aggregate, may have a material adverse effect on our business, results of operations, or financial condition.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The table below summarizes our current facilities, which in large part support our wholesale segment:

Location	Principal Activity
Woodcliff Lake, New Jersey	Executive and other corporate offices, showrooms, design and art production for party products
East Providence, Rhode Island	Manufacture and distribution of plastic plates, cups and bowls
Newburgh, New York	Manufacture of paper napkins and cups
Tijuana, Mexico	Manufacture and distribution of plates and other party products
Chester, New York	Distribution of party products

As of December 31, 2022, Company-operated and franchised permanent stores for our retail operations were located in the following states and Puerto Rico:

State	Company-Operated	Franchise	Chain-Wide
Alabama	10	—	10
Alaska	1	—	1
Arizona	14	—	14
Arkansas	1	3	4
California	90	17	107
Colorado	13	—	13
Connecticut	12	—	12
Delaware	2	—	2
Florida	64	4	68
Georgia	29	1	30
Iowa	7	—	7
Illinois	42	—	42
Indiana	20	—	20
Kansas	5	—	5
Kentucky	8	—	8
Louisiana	10	—	10
Massachusetts	21	—	21
Maryland	22	—	22
Maine	2	—	2
Michigan	26	—	26
Minnesota	12	—	12
Missouri	17	1	18
Mississippi	1	2	3
Montana	—	—	—
North Carolina	21	—	21
North Dakota	4	—	4
Nebraska	3	—	3
New Hampshire	4	—	4
New Jersey	27	1	28
New Mexico	3	—	3
Nevada	6	—	6
New York	57	1	58
Puerto Rico	—	4	4
Ohio	26	—	26
Oklahoma	10	—	10
Oregon	3	1	4
Pennsylvania	28	—	28
Rhode Island	2	—	2
South Carolina	10	1	11
Tennessee	14	2	16
Texas	77	13	90
Virginia	20	2	22
Vermont	1	—	1
Washington	16	1	17
Wisconsin	11	—	11
West Virginia	3	—	3
Total	775	54	829

Additionally, at December 31, 2022, there were five franchise stores in Mexico.

In 2022, we operated 149 temporary stores in the United States, principally under the Halloween City banner. We operate such stores under short-term leases with terms of approximately three months.

We lease the property for all of our company-operated stores, which generally range in size from approximately 10,000 square feet to 20,000 square feet. We do not believe that any individual store property is material to our financial condition or results of operations.

As part of its bankruptcy reorganization plan, the Company restructured the remaining term and economics of certain retail and non-retail properties within its lease portfolio, including permanent abandonment of certain leases. In particular, for its retail leases, management attempted to tailor such negotiations to a particular store’s current and future performance, location, and size to ensure economic stability and reduce future performance risk.

Ultimately, the actions discussed above resulted in the abandonment of 68 unexpired store leases, as well as the renegotiation of a substantial portion of the Company’s remaining lease portfolio.

Item 3. Legal Proceedings

From time to time, we are subject to various legal proceedings and claims that arise in the ordinary course of our business activities. The Company does not believe that any pending proceedings of which it is aware will result, individually or in the aggregate, in a material adverse effect upon its financial condition or future results of operations and no material legal proceedings were terminated, settled or otherwise resolved during the fourth quarter of the year ended December 31, 2022.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

On January 18, 2023 as a result of the Chapter 11 Cases, the New York Stock Exchange (the “NYSE” or the “Exchange”) commenced proceedings to delist the Company’s common stock from the NYSE. Under NYSE delisting procedures, the Company had the right to appeal this determination but did not exercise its right to do so. On February 3, 2023, the NYSE notified the SEC of its intention to remove the Company’s common stock from listing and registration on the Exchange pursuant to the provisions of Rule 12d2-2(b) beginning on February 14, 2023. In the opinion of the Exchange, the Company’s common stock was no longer suitable for continued listing and trading on the Exchange. Accordingly, as of February 14, 2023, the Company’s common stock is no longer listed on the NYSE. The Company’s common stock began trading on the OTC Pink Open Market on February 14, 2023, under the symbol “PRTYQ” and ceased trading on October 12, 2023 (the Effective Date of the Plan).

Dividend Policy

The documents governing the Company’s indebtedness contain restrictions on the Company’s activities, including paying dividends on its capital stock and restricting dividends or other payments to the Company. See Note 9 of our consolidated financial statements in Part II, Item 8, for further discussion. Prior to the cancellation of the Company’s common stock on the Effective Date, the Company did not pay any cash dividends in 2022 or 2023.

Stock Performance Graph

The stock performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing by us under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate the graph by reference in such filing.

The line graph below compares the cumulative total stockholder return on the Company’s common stock with the S&P 500 Index and the Dow Jones U.S. Specialty Retailers Index for the period from the completion of our initial public offering on April 16, 2015 through December 31, 2022. The graph assumes an investment of $100 made at the closing of trading on April 16, 2015 in (i) the Company’s common stock, (ii) the stocks comprising the S&P 500 Index and (iii) the stocks comprising the Dow Jones U.S. Specialty Retailers Index. All values assume reinvestment of the full amount of all dividends, if any, into additional shares of the same class of equity securities at the frequency with which dividends were paid on such securities during the applicable time period. The stock price performance included in the line graph below is not necessarily indicative of future stock price performance. The stock performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing by us under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate the graph by reference in such filing.

350
300
250
200
150
100
50
0
4/16/2015
6/30/2015
12/31/2015
6/30/2016
12/31/2016
6/30/2017
12/31/2017
6/30/2018
12/31/2018
6/30/2019
12/31/2019
6/30/2020
12/31/2020
6/30/2021
12/31/2021
6/30/2022
12/31/2022
DJ US Specialty Retailers Index (^DJUSRS)
Party City Holdco Inc.
S&P 500(^SPX)

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Our Company

We are a leading party goods company by revenue in North America and, we believe, the largest vertically integrated supplier of decorated party goods globally by revenue. We are a popular one-stop shopping destination for party supplies, balloons, and costumes. In addition to being a great retail brand, we are a global organization that combines manufacturing and sourcing operations and wholesale operations with a multi-channel retailing strategy and e-commerce retail operations. We design, manufacture, source and distribute party goods, including paper and plastic tableware, metallic and latex balloons, Halloween and other costumes, accessories, novelties, gifts and stationery throughout the world. Our retail operations currently include approximately 770 specialty retail party supply stores, which includes franchise stores throughout North America operating under the names Party City and Halloween City, and e-commerce websites, which offer rapid, contactless, and same day shipping options (including in store and at curb side), principally through the domain name partycity.com.

In addition to our retail operations, we are global designers, manufacturers, and distributors of decorated consumer party products, with items found in retail outlets worldwide, including independent party supply stores, mass merchants, grocery retailers, e-commerce merchandisers and dollar stores.

Chapter 11 Cases and Emergence from Bankruptcy

See “Item 1 - Business - Chapter 11 Cases” and “Item 1 - Business - Subsequent Event - Emergence from Chapter 11 Cases” for information regarding the Company’s emergence from the Chapter 11 Cases on October 12, 2023.

Anagram Bankruptcy and Disposition

See “Item 1 - Business - Subsequent Event - Anagram Bankruptcy” for information regarding Anagram’s bankruptcy and disposition.

How We Assess the Performance of Our Company

In assessing the performance of our company, we consider a variety of performance and financial measures for our two reportable operating segments, Retail and Wholesale. These key measures include revenues and gross profit, comparable retail same-store sales and operating expenses. We also review other metrics such as adjusted EBITDA. For a discussion of our use of these measures and a reconciliation of adjusted EBITDA to net income (loss), please refer to “Financial Measures – Adjusted EBITDA” and “Results of Operations” below.

Segments

We have two reportable operating segments: Retail and Wholesale.

Our retail segment generates revenue primarily through the sale of our party supplies through Party City, Halloween City, and partycity.com. During 2022, 79.8% of the product that was sold by our retail segment was supplied by our wholesale segment and 24.6% of the product that was sold by our retail segment was self-manufactured.

Our retail operations are subject to significant seasonal variations. Historically, this segment has realized a significant portion of its revenues, cash flow and net income in the fourth quarter of the year, principally due to our Halloween sales in October and, to a lesser extent, year-end holiday sales. To maximize our seasonal opportunity, we operate a chain of temporary Halloween stores, under the Halloween City banner, from August through October of each year.

Our wholesale revenues are generated from the sale of decorated party goods for all occasions, including paper and plastic tableware, accessories and novelties, costumes, metallic and latex balloons, and stationery. Our products are sold at wholesale to party goods superstores (including our franchise stores), other party goods retailers, mass merchants, independent card and gift stores, dollar stores, and e-commerce merchandisers.

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

Under the terms of our agreements with our franchisees, we provide both brand value (via significant advertising spend) and support with respect to planograms, in exchange for a royalty fee that ranges from 4% to 6% of the franchisees’ sales. The Company records the royalty fees at the time that the franchisees’ sales are recorded.

For most of our wholesale sales, control transfers upon the shipment of the product as legal title transfers at that date and at that time we have a present right to payment. Wholesale sales returns are not significant as we generally only accept the return of goods that were shipped to the customer in error or that were damaged when received by the customer. Additionally, we use the expected value method to reasonably estimate future sales returns, which considers our extensive documented historical experience operating as a party goods wholesaler.

Intercompany sales from our wholesale segment to our retail segment are eliminated in our consolidated total revenues.

Comparable Retail Same-Store Sales. The growth or decline in same-store sales represents the percentage change in same-store sales in the period presented compared to the prior year. Our presentation of same-store sales excludes the net sales of a store if that store was not open during the same period of the prior year. Additionally, acquired stores are excluded from same-store sales until they are converted to the Party City format and included in our sales for the comparable period of the prior year. Comparable sales are calculated based upon stores that were open at least thirteen full months as of the end of the applicable reporting period and do not exclude stores closed due to state regulations regarding COVID-19. When a store is reconfigured or relocated within the same general territory, the store continues to be treated as the same store. If, during the period presented, a store was closed, sales from that store up to and including the closing day are included as same-store sales, provided the store was open during the same period of the prior year. Same-store sales for the Party City brand include North American retail e-commerce sales.

Cost of Sales. Cost of sales at wholesale reflects the production costs (i.e., raw materials, labor and overhead) of manufactured goods and the direct cost of purchased goods, inventory shrinkage, inventory adjustments, inbound freight to our manufacturing and distribution facilities, distribution costs, and outbound freight to deliver goods to our wholesale customers. Retail cost of sales reflects the direct cost of goods purchased from third parties and the production or purchase costs of goods acquired from our wholesale segment. Retail cost of sales also includes inventory shrinkage, inventory adjustments, inbound freight, occupancy costs related to store operations (such as rent and common area maintenance, utilities, and depreciation on assets) and all logistics costs associated with our retail e-commerce business.

Our cost of sales increases in higher volume periods as the direct costs of manufactured and purchased goods, inventory shrinkage, and freight are generally tied to net sales. However, other costs are largely fixed or vary based on other factors and do not necessarily increase as sales volume increases. Changes in the mix of our products may also impact our overall cost of sales. The direct costs of manufactured and purchased goods are influenced by raw material costs (principally paper, petroleum-based resins, and cotton), domestic and international labor costs in the countries where our goods are purchased or manufactured, and logistics costs associated with transporting our goods. We monitor our inventory levels on an on-going basis to identify slow-moving goods.

Cost of sales related to sales from our wholesale segment to our retail segment are eliminated in our consolidated financial statements.

Selling, General and Administrative Expenses (“SG&A”). Selling, general and administrative expenses include wholesale selling expenses, retail operating expenses, art and development costs, and other operating expenses. Wholesale selling expenses include the costs associated with our wholesale sales and marketing efforts, including merchandising and customer service. Such costs include the salaries and benefits of the related work force, including sales-based bonuses and commissions, as well as catalog and showroom expenses, travel, and other operating costs. Certain selling expenses, such as sales-based bonuses and commissions, vary in proportion to sales, while other costs vary based on other factors, such as our marketing efforts, or are largely fixed and do not necessarily increase as sales volumes increase.

Retail operating expenses include all of the costs associated with retail store operations, excluding occupancy-related costs included in cost of sales. Costs include store payroll and benefits, advertising, supplies, and credit card costs. Retail expenses are largely variable but do not necessarily vary in proportion to net sales.

Art and development costs include the costs associated with art production, creative development, and product management. Costs include the salaries and benefits of the related work force. These expenses generally do not vary proportionally with net sales.

SG&A expenses also include all operating costs and franchise expenses not included elsewhere in the consolidated statements of operations and comprehensive (loss) income. These expenses include payroll and other expenses related to operations at our corporate offices, including occupancy costs, related depreciation and amortization, legal and professional fees, stock and equity-based compensation and data-processing costs. These expenses generally do not vary proportionally with net sales.

Store and Other Long-Lived Asset Impairments. Store and other long-lived asset impairments include impairment charges for vacated retail stores and office space, as well as impairment charges for active stores for which the carrying value of store assets exceed its projected discounted cash flows. In addition, in 2022, Store and Other Long-Lived Asset Impairments also include impairment charges related to abandoned information system projects.

In 2021 and 2020, Store and Other Long-Lived Asset Impairments included impairment and other charges related to the facility closures and the Company’s store optimization program, respectively, as discussed in more detail in Note 3 of our consolidated financial statements in Part II, Item 8.

Goodwill and Intangible Assets Impairments. Goodwill impairment is recognized when the carrying value of a reporting unit exceeds its fair value. Impairment is recognized for the Company’s indefinite-lived trade names when the estimated fair value of the trade name is less than its carrying amount. Impairment for finite-lived intangible assets is recognized when is more likely than not that those long-lived assets will be disposed of significantly before the end of their previously estimated useful lives or when events occur that indicate the asset is not recoverable.

Loss on Disposal of Assets in International Operations. In January 2021, the Company sold a substantial portion of its international operations. As of December 31, 2020, the assets and liabilities of the international operations were considered held for sale, and the loss reserve on the assets was recorded to this line item in the Company’s consolidated statements of operations and comprehensive (loss) income.

Adjusted EBITDA. We define EBITDA as net income (loss) before interest expense, net, income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA, further adjusted to eliminate the impact of certain items that we do not consider indicative of our core operating performance. We believe that Adjusted EBITDA is an appropriate measure of operating performance in addition to EBITDA because we believe it assists investors in comparing our performance across reporting periods on a consistent basis by eliminating the impact of items that we do not believe are indicative of our core operating performance. In addition, we use Adjusted EBITDA: (i) as a factor in determining incentive compensation, (ii) to evaluate the effectiveness of our business strategies, and (iii) because the credit facilities use Adjusted EBITDA to measure compliance with certain covenants.

The Company presents Adjusted EBITDA as a supplemental non-GAAP measure of its operating performance. You are encouraged to evaluate Adjusted EBITDA and the reasons the Company considers it appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future, the Company may incur expenses that are the same as, or similar to, some of the adjustments in this presentation. The Company’s presentation of Adjusted EBITDA should not be construed as an inference that the Company’s future results will be unaffected by unusual or non-recurring items. Adjusted EBITDA has limitations as an analytical tool. Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. The Company compensates for these limitations by relying primarily on its GAAP results and using Adjusted EBITDA on a supplemental basis, and a reconciliation of the most comparable GAAP financial measure to Adjusted EBITDA is provided. Some of the limitations of these Adjusted EBITDA are:

•
it does not reflect the Company’s cash expenditures or future requirements for capital expenditures or contractual commitments;
•
it does not reflect changes in, or cash requirements for, the Company’s working capital needs;
•
it does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on the Company’s indebtedness;
•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;
•
non-cash compensation is a key element of the Company’s overall long-term incentive compensation package, although the Company excludes it as an expense when evaluating its core operating performance for a particular period;
•
it does not reflect the impact of certain cash charges resulting from matters the Company considers not to be indicative of its ongoing operations; and
•
other companies in the Company’s industry may calculate Adjusted EBITDA differently than the Company does, which could limit its usefulness as a comparative measure.

Results of Operations

Overview

Impact of Macro and Consumer Environment on Our Business

In recent years, our business was impacted by many of the macroeconomic inflationary headwinds affecting other businesses, which have resulted in higher input costs including higher costs associated with: (i) freight and transportation; (ii) commodities such as helium; (iii) raw materials and finished goods; and (iv) wage rates for talent. These factors and the Company’s responses to them, including raising product prices, have impacted consumer discretionary spending and purchasing behavior, leading to continued pressure on margins and overall profitability, and some of these headwinds have continued into 2023 while some have abated. As such, our forward-looking projections of revenues, earnings, and cash flow may be adversely impacted if the macroeconomic environment continues or further deteriorates.

While we navigate this near-term turbulence in costs, we are being thoughtful with our mitigating actions on pricing and are reassessing all vendor relationships. Further, given the continued broader macro pressures, we are operating the business with even more discipline from an expense and capital standpoint. We are also continuing to focus on our strategic priorities of enhancements to customer engagement as well as digital, information technology, and supply chain.

We will continue on the path of progressing our transformation strategy, focusing on fewer initiatives, addressing structural costs (including workforce reductions already enacted), and increasing operating efficiencies given the challenging environment. Also, as part the reorganization we are undertaking as a result of the Chapter 11 Cases, we are assessing further cost savings opportunities for 2023 and beyond.

Freight and Transportation

While we saw freight and transportation costs increase in 2021 and 2022 as a result of global supply chain bottlenecks and elevated energy price pressures, such cost increases have eased in 2023, and we have experienced lower freight and transportation costs.

Talent Constraints

In recent years prior to 2023, our operations were impacted by labor availability and, in response, we increased wage rates throughout 2021 and 2022 to attract and retain talent at our retail stores and in our distribution facilities. However, management has enacted certain store staffing initiatives in an attempt to mitigate rising labor costs and minimum wage increases anticipated in certain state and local municipalities in 2024.

Helium Constraints

Beginning in late 2021 and continuing into 2022, we saw both supply limitations and price increases for helium, which impacted consumer demand for balloons, pressuring both our retail and wholesale business segments. In response, the Company diversified its base of suppliers that provide products and materials to our retail stores, sought direct sourcing of helium, and refined retail pricing. Further, as a reaction to such market conditions, we have seen pressure on third-party wholesale balloon purchases. Although the industry continues to face increased costs, which impact consumer demand, we believe that our mitigation measures have significantly offset the pressures faced due to global helium capacity constraints. From a cost perspective, our Retail segment experienced material increases in the cost of helium in 2022, with costs holding relatively consistent in 2023. We are continuing to diversify our source base of suppliers to mitigate future supply constraints.

For additional details, see Part I, Item 1A, “Risk Factors.”

OPERATING METRICS

We believe our financial results and growth model will continue to be driven by store count, wholesale share of shelf, manufacturing share of shelf management, and comparable sales. We believe these key operating metrics shown below as of and for the year ended December 31, 2022 and 2021 are useful to investors because management uses these metrics to assess the growth of our business and the effectiveness of our marketing and operational strategies.

	Year ended December 31,
	2022	2021
Store Count
Corporate Stores:
Beginning of period	759	746
New stores opened	11	10
Acquired	11	10
Closed	(6)	(7)
End of period	775	759
Franchise Stores:
Beginning of period	72	85
Sold to Party City	(11)	(10)
Closed	(2)	(3)
End of period	59	72
Grand Total	834	831

	Year ended December 31,
	2022	2021
Wholesale Share of Shelf (a)	79.8%	81.1%
Manufacturing Share of Shelf (b)	24.6%	26.7%
	Year ended December 31,
	2022	2021
Brand comparable sales (c)	-1.4%	34.2%
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

Year Ended December 31, 2022 Compared To Year Ended December 31, 2021

The following tables set forth selected historical consolidated financial data for the periods and as of the dates indicated below. The tables include our operating results and operating results as a percentage of total revenues for the years ended December 31, 2022 and 2021.

For a detailed discussion of our consolidated results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” under “Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2021.

	Year ended December 31,
	2022		2021
	(Dollars in thousands, except per share data)
Net sales	$2,169,878	100.0%	$2,171,060	100.0%
Cost of sales	1,437,077	66.2	1,403,004	64.6
Gross profit	732,801	33.8	768,056	35.4
Selling, general and administrative expenses	707,246	32.6	671,165	30.9
Store and other long-lived asset impairments	23,277	1.1	9,048	0.4
Loss on disposal of assets in international operations	—	—	3,211	0.1
Goodwill and intangible asset impairments	862,544	39.8	—	—
(Loss) income from operations	(860,266)	(39.6)	84,632	3.9
Interest expense, net	102,647	4.7	87,226	4.0
Other (income) expense, net	(3,789)	(0.2)	(614)	—
Gain on debt repayment/refinancing	—	—	(1,106)	(0.1)
Loss before income taxes	(959,124)	(44.2)	(874)	—
Income tax (benefit) expense	(16,494)	(0.8)	5,708	0.3
Net loss	(942,630)	(43.4)%	(6,582)	(0.3)%
Less: Net loss attributable to noncontrolling interests	—	—	(54)	—
Net loss attributable to common shareholders of Party City Holdco Inc.	$(942,630)	(43.4)%	$(6,528)	(0.3)%
Net loss per share attributable to common shareholders of Party City Holdco Inc.—basic and diluted	$(8.35)		$(0.06)

	Year ended December 31,
	2022	2021
Statement of Cash Flow Data:
Net cash (used in) provided by
Operating activities	$(151,935)	$51,935
Investing activities	(96,062)	(65,395)
Financing activities	259,538	(89,125)
Per Share Data:
Basic and diluted	$(8.35)	$(0.06)
Weighted Average
Outstanding basic and diluted	112,911,368	110,980,934
Other Financial Data:
Adjusted EBITDA	$127,652	$185,981
Number of company-operated Party City stores	775	759
Capital expenditures	$97,539	$79,222
Party City brand comp sales	(1.4)%	34.2%
Wholesale Share of shelf (a)	79.8%	81.1%
Balance Sheet Data (at end of period):
Cash and cash equivalents	$59,421	$47,914
Working capital	(1,318,211)	128,424
Total assets	2,019,997	2,711,900
Total debt	1,702,882	1,436,743
Total equity	(857,827)	82,714
(a)
Represents the percentage of product costs included in cost of goods sold by our Party City stores and North American retail e-commerce operations which relate to products supplied by our wholesale operations.

Revenues

Total revenues for 2022 were $2,169.9 million, a decrease of $1.2 million, or 0.1% lower than 2021. The following table sets forth the Company’s total revenues for the years ended December 31, 2022 and 2021.

	Year ended December 31,
	2022		2021
	Dollars in Thousands	Percentage of Total Revenues	Dollars in Thousands	Percentage of Total Revenues
Net Sales:
Wholesale	$1,182,917	54.5%	$990,636	45.6%
Eliminations	(788,665)	(36.3)	(589,562)	(27.2)
Net wholesale	394,252	18.2	401,074	18.5
Retail	1,775,626	81.8	1,769,986	81.5
Total revenues	$2,169,878	100.0%	$2,171,060	100.0%

Retail

Retail net sales during 2022 were $1,775.6 million, an increase of $5.6 million, or 0.3%, compared to 2021. The increase was primarily driven by our temporary Halloween stores (principally Halloween City), partially offset by our Party City stores. Sales at our temporary Halloween stores totaled $51.6 million and were $15.9 million, or 44%, higher than 2021 due to an increase in temporary store locations (149 stores in 2022 vs. 90 stores in 2021). Retail net sales at our Party City stores totaled $1,724 million and were $10.2 million, or 1%, lower than 2021. Same-store sales for the Party City brand (including North America retail e-commerce sales) decreased by 1.4% during 2022. The decrease was primarily due to lower sales of core products in everyday categories, partially offset by higher sales in our seasonal categories.

Wholesale

Wholesale net sales during 2022 totaled $394.3 million and were $6.8 million, or 1.7%, lower than 2021. This decrease is principally due to a decline in Anagram sales and the prior year divestiture of a significant portion of our international operations, partially offset by higher sales within our Canadian business and to franchise and independent customers. Excluding the impact of the divestiture, wholesale sales increased by 1.6%.

Intercompany sales to our retail affiliates totaled $788.7 million during 2022 and were $199.1 million higher than during the prior year. Intercompany sales represented 66.7% of total Wholesale sales during 2022, compared to 59.5% in 2021. The increase in 2022 intercompany sales was principally due to higher Halloween sales to stores as well as easing of supply chain constraints as we replenished store inventory. Intercompany sales from our wholesale segment to our retail segment are eliminated in our consolidated total revenues. Likewise, cost of sales related to sales from our wholesale segment to our retail segment are eliminated in our consolidated financial statements.

Gross Profit

The following table sets forth the Company’s gross profit for the years ended December 31, 2022 and December 31, 2021.

	Year ended December 31,
	2022		2021
	Dollars in Thousands	Percentage of Net Sales	Dollars in Thousands	Percentage of Net Sales
Retail Gross Profit	$647,553	36.5%	$694,557	39.2%
Wholesale Gross Profit	85,248	21.6%	73,499	18.3%
Total Gross Profit	$732,801	33.8%	$768,056	35.4%

The gross profit margin on net sales at retail during 2022 was 36.5% or 270 basis points lower than 39.2% during 2021. The change was primarily driven by higher freight, raw materials, helium, and occupancy costs during the period. Our wholesale share of shelf at our Party City stores and our North American retail e-commerce operations (i.e., the percentage of our retail product cost of sales supplied by our wholesale segment) was 79.8% during 2022 compared to 81.1% during 2021.

The gross profit on net sales at wholesale during 2022 and 2021 was 21.6% and 18.3%, respectively. The comparison of wholesale gross profit to the prior year is significantly impacted by a $68.7 million inventory disposal reserve recorded in the prior year, which was partially offset by higher freight, material, and labor costs in the current year.

Operating expenses

Selling, general and administrative expenses during 2022 totaled $707.2 million and were $36.1 million, or 5.4%, higher than in 2021. The increase was primarily driven by higher employee-related costs resulting from an increase in wages, predominately within our retail stores and corporate reorganization professional fees incurred in 2022 for which there were no comparable costs in the prior year. These were partially offset by lower incentive compensation in the current year and the international divestiture discussed above. Selling, general and administrative expenses as a percentage of total revenues were 32.6% and 30.9% during 2022 and 2021, respectively.

Store and Other Long-Lived Asset Impairment Charges

In 2022, the following developments led to the impairment of store-related and other long-lived assets:

•
The Company vacated certain office space and retail stores;
•
As discussed above, the Company and certain of its subsidiaries filed for bankruptcy under Chapter 11 on January 17, 2023, which the Company began to contemplate in the fourth quarter of 2022. In connection with its contemplation of bankruptcy, the Company evaluated the recoverability of certain lease assets and property and equipment as of December 31, 2022; and
•
The Company ceased certain information system projects.

Based on these developments, the Company recorded impairment charges of $23.3 million on lease assets, property, plant, and equipment, and other assets in 2022.

In December 2021, the Company recorded $9.0 million in impairment charges, substantially all of which were attributable to equipment impairment charges related to the closure of a manufacturing facility in New Mexico.

Goodwill and Intangible Assets Impairment Charges

For the year ended December 31, 2022, we recognized total non-cash pre-tax impairment charges related to goodwill, intangibles, and other long-lived assets of $862.5 million as discussed in more detail below:

•
Goodwill impairment charges of $568.6 million
•
Indefinite-lived trade name impairment charges of $289.0 million
•
Finite-lived customer relationship intangible asset impairment charges of $4.9 million

Goodwill Impairment – In the third quarter of 2022 and in preparation for the Company’s annual review of impairment of goodwill and indefinite-lived intangible assets, impairment indicators were identified that suggested the carrying values of the wholesale and retail reporting units could exceed their fair values. Such impairment indicators included the recent performance of the reporting units, revised projections of future cash flows, and a continuing decline in the Company’s market capitalization. To test for potential impairment of goodwill related to our wholesale and retail reporting units, we prepared an estimate of the fair value of these reporting units based on a combination of a market-based valuation technique (utilizing earnings multiples of similarly situated guideline public companies) and an income approach that uses projected discounted cash flows.

Based on the valuation of the wholesale and retail reporting units, the Company recognized a non-cash pre-tax goodwill impairment charge of $288.4 million in the wholesale reporting unit in the third quarter of 2022.

In the fourth quarter of 2022, additional impairment indicators were identified that suggested the carrying values of the wholesale and retail reporting units could exceed their fair values, as the Company reduced its sales projections for 2023, continued to experience a decline in its market capitalization, and, most notably, began to contemplate filing for Chapter 11 bankruptcy. In light of these circumstances, we again tested the goodwill related to our wholesale and retail reporting units for impairment in the fourth quarter of 2022 using the market-based and income-based approaches consistent with the third quarter.

Based on the valuation of the wholesale and retail reporting units, the Company recognized additional non-cash pre-tax goodwill impairment charges of $60.3 million in the wholesale reporting unit and $219.9 million in the retail reporting unit for a total goodwill impairment charge of $280.2 million in the fourth quarter of 2022.

Trade Names Impairment – In light of the bankruptcy contemplation in the fourth quarter and the other fourth quarter developments discussed above, the Company also tested its indefinite-lived trade names for impairment in the fourth quarter of 2022. To test for potential impairment of our trade names, we prepared an estimate of the trade names using a discounted cash flow analysis based on the “relief from royalty” method, assuming that a third-party would be willing to pay a royalty in lieu of ownership for this intangible asset. This approach is dependent on many factors, including estimates of royalty rates and discount rates.

Based on this valuation, the Company recognized non-cash pre-tax trade names impairment charges of $289.0 million in fourth quarter of 2022.

Finite-Lived Customer Relationship Impairment – In addition, the Company concluded that certain customer relationship assets were impaired, and as a result, additional impairment charges of $4.9 million were recorded in the fourth quarter of 2022.

Although the Company believes the assumptions and estimates used in the valuations supporting its impairment tests are reasonable and appropriate, different assumptions and estimates could materially impact its reported financial results. Actual results may ultimately differ from certain key assumptions used in the Company’s impairment tests and certain other key assumptions may change in the future. Accordingly, we continue to closely monitor developments related to our business, as well as other global events and conditions, including continued inflation and rising interest rates. The future magnitude, duration, and effects of these events are difficult to predict at this time, and it is reasonably possible that future developments could have a negative effect on the estimates and assumptions utilized in our goodwill impairment assessments and could result in material impairment charges in future periods.

Loss on disposal of assets in international operations

In January 2021, the Company closed the sale of a substantial portion of its international operations. As a result, the company recorded a loss reserve of $73.9 million in 2020 for the assets that were disposed and an additional $3.2 million loss in 2021. The announced sale had a total transaction value of approximately $50.7 million. Refer to Note 5 of our consolidated financial statements in Part II, Item 8, for additional details.

Interest expense, net

Interest expense, net, totaled $102.6 million during 2022, compared to $87.2 million during 2021. The increase primarily represents higher average debt outstanding and an increase in interest rates compared with 2021.

Other (income) expense, net

Other (income) expense, net, totaled $(3.8) million during 2022 and $(0.6) million during 2021. The change is primarily due to higher income from equity method investments and an increase in foreign currency gains.

Gain on debt repayment/refinancing

In 2021, the Company recognized a gain of $1.1 million on debt refinancing transactions. Refer to Note 9 of our consolidated financial statements in Part II, Item 8, for further detail.

Income tax expense

The effective income tax rate for the year ended December 31, 2022, a benefit of 1.7%, is different from the statutory rate, 21%, primarily due to the impact of non-cash goodwill impairment charges and the increase of the valuation allowance against our deferred tax assets. See Note 14 of our consolidated financial statements in Part II, Item 8, for further discussion.

Reconciliation of Non-GAAP Financial Measures

The tables below provide a reconciliation of the Company’s non-GAAP financial measures to the most comparable GAAP financial measure.

The following is a reconciliation of net loss attributable to common shareholders of PCH to Adjusted EBITDA for the year ended December 31, 2022 and 2021:

	Year ended December 31,
(Dollars in thousands)	2022	2021
Net loss attributable to common shareholders of Party City Holdco Inc.	$(942,630)	$(6,528)
Interest expense, net	102,647	87,226
Income tax (benefit) expense	(16,494)	5,708
Depreciation and amortization	63,031	65,611
EBITDA	(793,446)	152,017
Deferred rent (a)	10,578	3,325
Stock-based compensation - employee	6,112	6,727
Other restructuring, retention, and severance (b)	4,659	2,346
Goodwill, intangible and other long-lived assets impairment (c)	885,821	11,974
Closed store and office expense (d)	7,510	4,743
Loss on sale of property, plant and equipment	—	2,784
Corporate reorganization professional fees (e)	9,069	—
Loss on sale of business	—	3,211
Foreign currency gains, net	(2,040)	(1,090)
Net gain on debt repayment	—	(1,106)
Undistributed earnings from equity method investments	(1,467)	(220)
Other (f)	856	1,270
Adjusted EBITDA	$127,652	$185,981
(a)
The “deferred rent” adjustment reflects the difference between accounting for rent and landlord incentives in accordance with GAAP and the Company’s actual cash paid for rent.
(b)
Amounts expensed attributable to one-time organizational changes and primarily composed of severance charges.
(c)
See Note 3 - Store and Other Long-Lived Asset Impairment Charges, Note 4 - Goodwill, and Note 8 - Intangible Assets of our consolidated financial statements in Part II, Item 8.
(d)
Charges incurred related to closing and relocating stores, as we do not undertake such closures or relocations on a predictable cycle and the charges can vary significantly.
(e)
Professional fees associated with bankruptcy and other reorganization assistance.
(f)
Includes one-time legal settlement of $0.4 million and note receivable of $0.5 million for the year ended December 31, 2022 and COVID-19 sanitation and cleaning expense of $1.3 million for the year ended December 31, 2021.

Liquidity and Capital Resources

Overview

The Company and certain of its subsidiaries filed for bankruptcy under Chapter 11 on January 17, 2023 and emerged from bankruptcy on October 12, 2023. The discussion below provides a summary of our liquidity and capital resources before, during, and after the Chapter 11 Cases. For a discussion of the Chapter 11 Cases and our bankruptcy proceedings, see “Item 1 - Business - Chapter 11 Cases.” See “Item 1 - Business - Subsequent Event - Emergence from Chapter 11 Cases” for information regarding the Company’s emergence from the Chapter 11 Cases on October 12, 2023.

Liquidity Before Filing the Chapter 11 Cases

Historically, our primary sources of liquidity were cash on hand, cash flow from operations, and borrowings under our credit agreements to meet our working capital needs. As of December 31, 2022, we had $59.4 million of cash and cash equivalents on our consolidated balance sheets, borrowing availability of $86.8 million under our credit agreements, and total liquidity of $146.2 million consisting of the following:

	Party City Credit Group	Anagram Holdings, LLC	PCH Consolidated
(in Thousands)	As of December 31, 2022
Cash	$57,499	$1,922	$59,421
ABL Availability:
Borrowing Base	475,013	14,427	489,440
Less: Letters of Credit Outstanding	37,920	—	37,920
Less: Borrowings under the ABL Facility	361,684	3,022	364,706
Total ABL Availability	75,409	11,405	86,814
Total Liquidity	$132,908	$13,327	$146,235

As of December 31, 2022, we had $1.7 billion of consolidated indebtedness, of which $1.4 billion was held by the Debtors.

Cash Flow Data – Year Ended December 31, 2022, Compared to Year Ended December 31, 2021

Net cash used in operating activities totaled $151.9 million during 2022, as compared to net cash provided by operating activities of $51.9 million in 2021. The decrease in operating cash performance was due to a significant increase in inventory purchases at higher costs due to freight and raw materials inflation, as well as a decline in operating income in 2022. This was partially offset by a decrease in lease payments in 2022, as the prior year reflected additional lease payments, resulting from the 2020 COVID payment deferrals.

Net cash used in investing activities totaled $96.1 million during 2022, as compared to $65.4 million used in 2021. The increase in cash used in investing activities is primarily due to higher capital expenditures in the current year, due in part to the Company’s renovation of the new corporate headquarters which opened in the fourth quarter of 2022, as well as proceeds of $20.6 million from the sale of our international operations in the prior year, for which there was no comparable event in 2022.

Net cash provided by financing activities was $259.5 million during 2022, as compared to net cash used in financing activities of $89.1 million in 2021. The variance was principally due to higher borrowings under the ABL Facility in the current year and the impact of the prior year debt refinancing transactions as discussed in Note 9 of our consolidated financial statements in Part II, Item 8.

Liquidity After Filing the Chapter 11 Cases and Before Emergence From the Chapter 11 Cases

For a discussion of the Chapter 11 Cases and our bankruptcy proceedings, see “Item 1 - Business - Chapter 11 Cases.” See “Item 1 - Business - Subsequent Event - Emergence from Chapter 11 Cases” for information regarding the Company’s emergence from the Chapter 11 Cases on October 12, 2023.

The filing of the Chapter 11 Cases constituted an event of default that accelerated the Company’s following debt obligations: i) its Prepetition ABL Facility; ii) its FILO Facility; iii) its 8.750% senior secured first lien notes due 2026 (the “Fixed Rate Notes”); iv) its 6.125% senior notes due 2023; v) its 6.625% senior notes due 2026, and vi) its senior secured first lien floating rate notes due 2025 (the “Secured Floating Rate 2025 Notes” and, together with the Fixed Rate Notes, the “Secured Notes”). Any efforts to enforce payment obligations on the Debtors’ debt agreements were automatically stayed as a result of the filing of the Chapter 11 Cases and the holders’ rights of enforcement in respect of the Debtors’ debt agreements were subject to the applicable provisions of the Bankruptcy Code. As a result of the Chapter 11 Cases, the remaining capacity under the Prepetition ABL Facility was terminated on January 17, 2023.

On January 18, 2023, the Bankruptcy Court approved the Debtors’ proposed $150.0 million senior secured super priority priming DIP Facility on an interim basis. On January 19, 2023, certain of the Debtors entered into the DIP Credit Agreement governing the DIP Facility along with certain financial institutions party thereto as lenders and Ankura Trust Company, LLC, as the administrative agent and collateral agent, and the closing of the DIP Facility occurred on the same day.

An initial draw of $75.0 million under the DIP Facility was made on January 19, 2023, and the proceeds were used in accordance with the DIP Facility budget to, among other things, (i) pay the administrative costs and expenses of the Chapter 11 Cases and the DIP Facility and (ii) fund general corporate purposes. A second draw of

$75.0 million was made following the Bankruptcy Court’s entry of the order approving the DIP Facility on a final basis on March 3, 2023 and was used for the same purposes as the first draw.

The DIP Facility was secured by perfected senior security interests and liens having the priorities set forth in the DIP Orders on substantially all assets of the Debtors, as further described in the DIP Orders.

On March 30, 2023, the Company became aware of the Specified DIP Defaults under the documents governing the DIP Credit Agreement as a result of the Company’s delayed delivery of certain financial reporting required under the DIP Credit Agreement. On April 5, 2023, the Company and the administrative agent under the DIP Facility, at the direction of the required lenders under the DIP Facility entered into the DIP Defaults Waiver to waive the Specified DIP Defaults, subject to certain conditions, including that the Company deliver such financial reporting at the times agreed in the DIP Default Waiver. The Company was in compliance with the requirements to deliver financial reporting under the DIP Default Waiver until the termination of the of the DIP Facility on October 12, 2023 as part of our emergence from the Chapter 11 Cases, as discussed in “Item 1 - Business - Subsequent Event - Emergence from Chapter 11 Cases.”

During the pendency of the Chapter 11 Cases, the Company’s principal sources of liquidity were limited to cash flows from operations, cash on hand, and borrowings under the DIP Facility. Our ability to maintain adequate liquidity through the reorganization process and beyond was dependent on successful operation of our business and appropriate management of operating expenses and capital spending. Our liquidity needs were, and still are highly sensitive to changes in each of these and other factors.

The consolidated financial statements included herein in this Annual Report on Form 10-K have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not reflect any adjustments that resulted from the outcome of the Chapter 11 Cases, which occurred after the balance sheet date of December 31, 2022. We had significant indebtedness and reclassified all of the Debtor’s indebtedness to current liabilities as of December 31, 2022. Our level of indebtedness had adversely impacted our financial condition.

The Bankruptcy Court set a general Bar Date of April 3, 2023 and a Governmental Bar Date of July 17, 2023 as deadlines for filing proofs of claim against the Debtors. As of December 14, 2023, the Debtors have received approximately 2,500 proofs of claims for an amount of approximately $1.9 billion. The claims will be reconciled to amounts recorded in the Company’s accounting records. Differences in amounts recorded and claims filed by creditors will be investigated and resolved, including through the filing of objections with the Bankruptcy Court, where appropriate. The Company may ask the Bankruptcy Court to disallow claims that the Company believes are duplicative, have been later amended or superseded, are without merit, are overstated, or should be disallowed for other reasons. In addition, as a result of this process, the Company may identify additional liabilities that will need to be recorded. In light of the substantial number of claims filed, and expected to be filed, the claims resolution process may take considerable time to complete and has continued since our emergence from bankruptcy.

Debt Obligations

As of December 31, 2022, we had $1.7 billion of consolidated indebtedness, of which $1.4 billion was held by the Debtors. The filing of the Chapter 11 Cases constituted an event of default with respect to the Debtors obligations. As a result of the filing of the Chapter 11 Cases, all of the indebtedness of the Debtors became immediately due and payable, but any efforts to enforce such payment obligations were automatically stayed as a result of the Chapter 11 Cases. These debt obligations and substantially all pre-petition obligations of the Debtors were ultimately settled under the reorganization plan that was confirmed by the Bankruptcy Court. The Chapter 11 Cases did not trigger any default or event of default under the debt obligations of the Anagram Entities, which held $0.3 billion of debt as of December 31, 2022. However, other events led to the default of Anagram’s debt, as described below.

On or around March 23, 2023, the Company and the Anagram Entities became aware of the Specified Anagram Defaults under the documents governing the Anagram Notes Indentures as a result of, among other things, distributions of tax-related amounts from February 2021 to January 2023 that exceeded the limitations in the Anagram Financing Agreements. On or around March 30, 2023, the Anagram Entities notified the trustees under the Anagram Notes Indentures of the Specified Anagram Defaults by delivery of applicable notices of default.

On April 21, 2023, the Anagram Entities obtained the Anagram Notes Waivers, with the Anagram Notes Waivers being subject to the Anagram Entities obtaining, by May 19, 2023, an agreement on a new contract with a supplier. Anagram did not enter into a new contract with the supplier prior to filing for bankruptcy on November 8, 2023. Concurrently, with the effectiveness of the Anagram Notes Waivers, the Anagram Entities entered into supplemental indentures pursuant to the Anagram Notes Indentures whereby, among other things, the Anagram Entities were required to make additional payments-in-kind to the holders of Anagram Notes in an amount equal to 0.5% of aggregate principal outstanding and thereby increasing the principal amount of the Anagram Notes. On May 9, 2023, payments in-kind of $0.6 million and $0.5 million were made on the First Lien Anagram Notes and Second Lien Anagram Notes, respectively.

On August 15, 2023, the Anagram Entities elected to not make the interest payment on the First Lien Anagram Notes. As provided in the indenture governing the First Lien Anagram Notes, the Anagram Entities entered the 30-day grace period to make the interest payment. The Anagram Entities did not make this interest payment within the grace period and did not make this interest payment prior to filing for Chapter 11 bankruptcy on November 8, 2023.

For information regarding a subsequent event related to Anagram’s Chapter 11 Cases and the developments related to the Stalking Horse bid to acquire the Anagram Entities, see “Note 1 - Description of Business - Subsequent Event - Anagram Bankruptcy.”

Liquidity After Emergence from the Chapter 11 Cases

For a discussion of the Company’s emergence from bankruptcy, see “Note 1 - Organization, Description of Business, and Basis of Presentation - Subsequent Event - Emergence from Chapter 11 Cases.” As a result of the financial restructuring set forth in its reorganization plan, the Company reduced its long-term debt obligations (excluding credit facility borrowings) from approximately $1.3 billion to $0.2 billion and emerged with a new ABL credit agreement with $562.1 million in borrowing capacity, and $232.4 million of Second Lien Notes (as defined herein). At the emergence date, our common stock shares were cancelled, and the Company issued or caused to be issued the New PCHI Shares in accordance with the terms of the Plan. Pursuant to the Plan, each holder of an Allowed Secured Notes Claim (as defined in the Plan) received, among other things, its pro rata share of 100% of the New PCHI Shares, subject to dilution by the New PCHI Shares issued as DIP Reorganized Securities (as defined in the Plan), the New PCHI Shares issued in connection with the Rights Offering (including in partial satisfaction of the Backstop Commitment Premium (as defined in the Plan)), and the MIP Equity Pool (as defined in the Plan). Net cash proceeds of $75 million were raised through the issuance of the New PCHI Shares at the emergence date.

For information regarding a subsequent event related to Anagram’s Chapter 11 Cases and the developments related to the Stalking Horse bid to acquire the Anagram Entities, see “Note 1 - Organization, Description of Business, and Basis of Presentation - Subsequent Event - Anagram Bankruptcy.”

Post-emergence Debt and Other Obligations

New ABL Credit Agreement

For a description of the New ABL Credit Agreement, see “Note 1 - Organization, Description of Business, and Basis of Presentation - Subsequent Event - Emergence from Chapter 11 Cases - Debt Securities and Agreements - New ABL Credit Agreement.”

Second Lien Notes

For a description of the Second Lien Notes, see “Note 1 - Organization, Description of Business, and Basis of Presentation - Subsequent Event - Emergence from Chapter 11 Cases - Debt Securities and Agreements - Second Lien Notes.”

Leases

As part of its bankruptcy reorganization plan, the Company restructured the remaining term and economics of certain retail and non-retail properties within its lease portfolio, including permanent abandonment of certain leases. In particular, for its retail leases, management attempted to tailor such negotiations to a particular store’s current and future performance, location, and size to ensure economic stability and reduce future performance risk. In addition, on March 28, 2023, the Company executed an amendment to its Naperville, IL (“Naperville”) facility lease as part of a plan to consolidate its party goods distribution activities into its Chester, NY (“Chester”) facility. This amendment became effective upon our emergence from bankruptcy on October 12, 2023 and will allow the Company to exit its e-commerce distribution facility in Naperville by the end of April 2024, with the Chester facility assuming e-commerce distribution activities.

Ultimately, the actions discussed above resulted in the abandonment of 68 unexpired store leases, as well as the renegotiation of a substantial portion of the Company’s remaining lease portfolio, and are expected to result in cash savings of approximately $100 million to be recognized over the next 5 years.

Sources and Uses of Cash

During the pendency of the Chapter 11 Cases, the Company’s principal sources of liquidity were limited to cash flows from operations, cash on hand, and borrowings under the DIP Facility. Subsequent to our emergence from bankruptcy, our primary sources of liquidity are cash flows from operations, cash on hand, and borrowings under our New ABL Facility to meet our working capital needs.

Based on our current operations and planned strategic initiatives (including new store and NXTGEN remodel growth plans and other capital expenditures), we expect to satisfy our short-term and long-term cash requirements through a combination of our existing cash and cash equivalents position, funds generated from operating activities, the borrowing capacity available under our New ABL Facility, and the net cash proceeds raised through the issuance of the New PCHI Shares at the emergence date. If cash generated from our operations and borrowings under our credit agreements are not sufficient or available to meet our liquidity requirements, then we will be required to obtain additional equity or debt financing in the future. There can be no assurance equity or debt financing will be available to us when we need it or, if available, the terms will be satisfactory to us and not dilutive to our then-current stockholders. Additionally, we may seek to take advantage of market opportunities to refinance our existing debt instruments with new debt instruments at interest rates, maturities, and terms we deem attractive.

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires the appropriate application of certain accounting policies, many of which require estimates and assumptions about future events and their impact on amounts reported in the financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the consolidated financial statements included herein.

We believe our application of accounting policies, and the estimates inherently required, are reasonable. These estimates are constantly reevaluated and adjustments are made when facts and circumstances dictate. Historically, we have found the application of accounting policies to be reasonable, and actual results generally do not differ materially from those determined using necessary estimates.

Due to the fact that the Chapter 11 filing occurred after the balance sheet date in this report, the accompanying consolidated financial statements as of and for the period ending December 31, 2022 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments to liabilities and assets that resulted from the Bankruptcy Court’s confirmation of our reorganization plan on October 12, 2023. During the Chapter 11 Cases, the Company’s ability to continue as a going concern was contingent upon the Company’s ability to successfully implement the Company’s reorganization plan, among other factors. As a result of the effectiveness and ongoing implementation of the reorganization plan, management believes there is no longer substantial doubt about the Company’s ability to continue as a going concern.

For further detail refer to Note 2 of our consolidated financial statements in Part II, Item 8.

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

The transaction price for the Company’s retail sales is based on either: the item’s stated price or the stated price adjusted for the impact of a coupon which can only be applied to such transaction. To the extent that the Company charges customers for freight costs on e-commerce sales, the Company records such amounts in revenue. The Company excludes all sales taxes and value-added taxes from revenue.

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

In most cases, the determination of the transaction price is fixed based on the contract and/or purchase order. To the extent that the Company charges customers for freight costs, the Company records such amounts in revenue. The Company excludes all sales taxes and value-added taxes from revenue. For the majority of these sales, payment is due within 30 to 120 days from the transfer of control of the product and substantially all of the sales are collected within a year from such transfer.

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

Long-Lived and Intangible Assets (including Goodwill and Trade Names)

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

Goodwill is reviewed for potential impairment annually on October 1st or more frequently if events or changes in circumstances indicate that it may be impaired. For purposes of testing goodwill for impairment, reporting units are determined by identifying individual operating segments within our organization which constitute a business for which discrete financial information is available and is reviewed by management. Components within an operating segment are aggregated to the extent that they have similar economic characteristics. Based on this evaluation, we have determined that our operating segments, wholesale and retail, represent our reporting units for the purposes of our goodwill impairment test.

If it is concluded that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we estimate the fair value of the reporting unit using a combination of a market approach and an income approach. If the carrying value of the reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to such excess.

The fair value of our reporting units is based upon the best information available that incorporates assumptions marketplace participants would use in determining their estimates of fair value. Significant assumptions and estimates are required, including, but not limited to, projecting future cash flows, determining appropriate discount rates and terminal growth rates, market multiples, and other assumptions. To forecast a reporting unit’s future cash flows, the Company takes into consideration current and future economic conditions and trends, management’s and a market participant’s view of revenue and EBITDA growth rates, and risk-adjusted discount rates. Macroeconomic factors such as changes in economies, changes in the competitive landscape, and other changes beyond the Company’s control could have a positive or negative impact on achieving its growth rate targets.

Although the Company believes the assumptions and estimates made are reasonable and appropriate, different assumptions and estimates could materially impact its reported financial results. Actual results may ultimately differ from certain key assumptions used in the Company’s impairment tests, including, among others, revenue and EBITDA growth rates, discount rates, market multiples. Accordingly, we continue to closely monitor developments related to our business, as well as other global events and conditions, including continued inflation and rising interest rates. The future magnitude, duration, and effects of these events are difficult to predict at this time, and it is reasonably possible that future developments could have a negative effect on the estimates and assumptions utilized in our goodwill impairment assessments and could result in material impairment charges in future periods.

Our trade names are treated as indefinite-lived intangible assets and are tested for impairment annually on October 1st or more frequently if circumstances indicate a possible impairment. When performing a quantitative impairment assessment of our trade names, the fair value of the trade names is estimated using a discounted cash flow analysis based on the “relief from royalty” method, assuming that a third-party would be willing to pay a royalty in lieu of ownership for this intangible asset. This approach is primarily dependent on estimates of royalty rates and discount rates. Accordingly, the determination of fair value of our trade names is subjective, and actual fair value may differ from these estimates. An impairment loss is recognized when the estimated fair value of the indefinite-lived intangible asset is less than its carrying amount.

Income Taxes

Temporary differences arising from differing treatment of income and expense items for tax and financial reporting purposes result in deferred tax assets and liabilities that are recorded on the consolidated balance sheets. These balances, as well as income tax expense, are determined through management’s estimations, interpretation of tax law for multiple jurisdictions and tax planning. However, inherent in the measurement of deferred balances are certain judgments and interpretations of enacted tax laws and published guidance with respect to applicability to our operations. If our actual results differ from estimated results due to changes in tax laws or tax planning, our effective tax rate and tax balances could be affected. As such, these estimates may require adjustment in the future as additional facts become known or as circumstances change. A valuation allowance is established against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Refer to Note 2 of our consolidated financial statements in Part II, Item 8.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As a result of our variable rate Prepetition ABL Facility, Anagram’s ABL Facility, and the First Lien Party City Notes, our earnings are affected by changes in interest rates.

The July 2022 ABL amendment replaced the London Interbank Offered Rate (“LIBOR”) as the interest rate benchmark under the Prepetition ABL Credit Agreement with the forward-looking term rate based on the Secured Overnight Financing Rate, subject to a 0.10% credit spread adjustment (“Adjusted Term SOFR”). Pursuant to the July 2022 ABL amendment, outstanding loans under the Prepetition ABL Credit Agreement bear interest at a rate per annum equal to the applicable margin plus, at the borrowers’ option, either (a) an alternate base rate (“ABR”), which is the highest of (i) the Administrative Agent’s prime rate, (ii) the federal funds effective rate plus 0.50%, and (iii) Adjusted Term SOFR for a one-month tenor plus 1.00%, or (b) Adjusted Term SOFR for the applicable interest period. Other than with respect to borrowings under the FILO Facility, the rates for the applicable margin for borrowings under the Prepetition ABL Facility remain unchanged, ranging from 0.50% to 0.75% with respect to ABR borrowings and from 1.50% to 1.75% with respect to Adjusted Term SOFR borrowings. The applicable margin for borrowings under the FILO Facility is 1.75% with respect to ABR borrowings and 2.75% with respect to Adjusted Term SOFR borrowings.

Anagram’s ABL Facility generally provided for the following pricing options: All revolving loans will bear interest, at the Anagram’s election, at a per annum rate equal to either (a) a base rate, which represents for any day a rate equal to the greater of (i) the prime rate on such day subject to a 0% floor, (ii) the federal funds rate plus 0.5% and (iii) one-half of one percent per annum, in each case, plus a margin of 1.5% or (b) the Daily One Month LIBOR subject to a 0.5% floor, plus a margin of 2.5%.

If market interest rates for our variable rate indebtedness had averaged 2% more than the actual market interest rates during the year ended December 31, 2022, our interest expense for the year would have increased by $8.5 million.

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

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Party City Holdco Inc.

Woodcliff Lake, NJ

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Party City Holdco Inc. (the “Company”) as of December 31, 2022, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 28, 2024 expressed an adverse opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Goodwill related to the Retail Reporting Unit

As described in Notes 2 and 4 to the consolidated financial statements, the Company’s goodwill balance related to the retail reporting unit was $100.4 million as of December 31, 2022. The carrying value of goodwill is evaluated for impairment at the reporting unit level annually or more frequently if events or changes in circumstances indicate the carrying value of goodwill might exceed its current fair value. The Company recorded an impairment charge related to its retail reporting unit of $219.9 million in the fourth quarter of 2022. The fair value of the reporting unit was determined using a combination of income and market approaches. The income-based approach included assumptions such as the amount and timing of projected cash flows and the discount rate.

We identified the revenue, net income (loss) before interest expense, net, income taxes, depreciation, and amortization (“EBITDA”) growth rates and the discount rate used in the valuation of goodwill related to the retail reporting unit as a critical audit matter. The principal considerations for our determination are the significant and subjective judgments made by management to determine revenue and EBITDA growth rates and the discount rate when determining the fair value of the retail reporting unit. Auditing these elements involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skills and knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•
Obtaining an understanding of management's process related to the Company's goodwill impairment assessment and the determination of the fair value related to the retail reporting unit.
•
Evaluating the reasonableness of revenue and EBITDA growth rates used in the determination of the fair value related to the retail reporting unit by comparing the revenue and EBITDA growth rates against historical financial results, guideline companies, and industry information.
•
Utilizing personnel with specialized knowledge and skills in valuation to evaluate the reasonableness of the discount rate used in the determination of the fair value related to the retail reporting unit.

(Signed BDO USA, P.C.)

We have served as the Company's auditor since 2023.

New York, NY

March 28, 2024

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Party City Holdco Inc.

Woodcliff Lake, New Jersey

Opinion on Internal Control over Financial Reporting

We have audited Party City Holdco’s (the “Company’s”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2022, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as “the financial statements”) and our report dated March 28, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses relate to: (i) internal controls in the financial reporting processes, including a lack of segregation of duties within the accounts payable process, lack of effective controls surrounding the proper review and timeliness of information used in account reconciliations, journal entry review, and vendor invoice processing; (ii) information technology general controls in the areas of user access management and segregation of duties, within certain systems supporting the Company's accounting and reporting processes, were not designed or operating effectively; (iii) adequate documentation was not maintained to demonstrate management’s review supporting the assumptions used in our impairment testing of indefinite-lived intangible assets and long-lived assets; (iv) inadequate identification and review procedures over debt covenant requirements and restrictions, which led to a failure to detect and timely report a covenant violation related to tax payments; and (v) inadequate processes and internal controls relating to management’s analysis under ASC Subtopic 205-40 of whether there were conditions or events giving rise to substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements were issued, which resulted in a material error in management’s assessment of the Company’s ability to remain a going concern in connection with filing its form 10-Q for the third quarter of 2022. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 financial statements, and this report does not affect our report dated March 28, 2024 on those financial statements.

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

(Signed BDO USA, P.C.)

New York, NY

March 28, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Party City Holdco Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Party City Holdco Inc. and subsidiaries (the Company) as of December 31, 2021, the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes and financial statement schedules listed in the index at item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

/s/ ERNST & YOUNG LLP

We served as the Company’s auditor from 1998 to 2023.

New York, New York

February 28, 2022

PARTY CITY HOLDCO INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$59,421	$47,914
Accounts receivable, net	83,157	93,301
Inventories, net	633,360	443,295
Prepaid expenses and other current assets	42,106	57,656
Income tax receivable	14,464	56,317
Total current assets	832,508	698,483
Property, plant, and equipment, net	255,270	221,870
Operating lease asset	707,047	693,875
Goodwill	100,357	664,296
Trade names	94,680	383,737
Other intangible assets, net	13,304	23,687
Other assets, net	16,831	25,952
Total assets	$2,019,997	$2,711,900
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Loans and notes payable	$360,745	$84,181
Accounts payable	157,474	161,736
Accrued expenses	181,466	195,531
Current portion of operating lease liability	119,605	116,437
Income taxes payable	426	10,801
Current portion of long-term obligations	1,331,003	1,373
Total current liabilities	2,150,719	570,059
Long-term obligations, excluding current portion	11,134	1,351,189
Long-term portion of operating lease liability	685,120	655,875
Deferred income tax liabilities	9,128	29,195
Other long-term liabilities	21,723	22,868
Total liabilities	2,877,824	2,629,186
Commitments and contingencies (Note 15)
Stockholders’ (deficit) equity:
Common stock (Par value $0.01; 113,509,223 and 112,170,944 shares outstanding and 126,787,094 and 124,157,500 shares issued at December 31, 2022 and December 31, 2021, respectively)	1,385	1,384
Additional paid-in capital	988,463	982,307
Accumulated deficit	(1,514,615)	(571,985)
Accumulated other comprehensive income	1,855	3,541
Total stockholders’ (deficit) equity before common stock held in treasury	(522,912)	415,247
Less: Common stock held in treasury, at cost (13,277,871 and 11,986,556 shares at December 31, 2022 and December 31, 2021, respectively)	(334,915)	(332,533)
Total stockholders’ (deficit) equity	(857,827)	82,714
Total liabilities and stockholders’ (deficit) equity	$2,019,997	$2,711,900

See accompanying notes to consolidated financial statements.

PARTY CITY HOLDCO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(In thousands, except share and per share data)

	Year ended December 31,
	2022	2021	2020
Net sales	$2,169,878	$2,171,060	$1,850,690
Cost of sales	1,437,077	1,403,004	1,369,935
Gross profit	732,801	768,056	480,755
Selling, general and administrative expenses	707,246	671,165	680,479
Store and other long-lived asset impairments	23,277	9,048	22,449
Loss on disposal of assets in international operations	—	3,211	73,948
Goodwill and intangible asset impairments	862,544	—	581,380
(Loss) income from operations	(860,266)	84,632	(877,501)
Interest expense, net	102,647	87,226	77,043
Other (income) expense, net	(3,789)	(614)	3,715
Gain on debt repayment/refinancing	—	(1,106)	(273,149)
Loss before income taxes	(959,124)	(874)	(685,110)
Income tax (benefit) expense	(16,494)	5,708	(156,653)
Net loss	(942,630)	(6,582)	(528,457)
Less: Net loss attributable to noncontrolling interests	—	(54)	(219)
Net loss attributable to common shareholders of Party City Holdco Inc.	$(942,630)	$(6,528)	$(528,238)
Net loss per share attributable to common shareholders of Party City Holdco Inc.—basic and diluted	$(8.35)	$(0.06)	$(5.24)
Weighted-average number of common shares—basic and diluted	112,911,368	110,980,934	100,804,944
Other comprehensive (loss) income, net of tax:
Foreign currency adjustments	$(1,686)	$35,128	$6,143
Cash flow hedges	—	(1,348)	(352)
Other comprehensive (loss) income, net	(1,686)	33,780	5,791
Comprehensive (loss) income	(944,316)	27,198	(522,666)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	269	(246)
Comprehensive (loss) income attributable to common shareholders of Party City Holdco Inc.	$(944,316)	$26,929	$(522,420)

See accompanying notes to consolidated financial statements.

PARTY CITY HOLDCO INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2020, December 31, 2021, and December 31, 2022

(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Party City Holdco Inc. Stockholders’ Equity Before Common Stock Held In Treasury	Common Stock Held In Treasury	Total Party City Holdco Inc. Stockholders’ Equity (Deficit)	Non- Controlling Interests	Total Stockholders’ Equity
Balance at December 31, 2019	$1,211	$928,573	$(37,219)	$(35,734)	$856,831	$(327,086)	$529,745	$(24)	$529,721
Net loss			(528,238)		(528,238)		(528,238)	(219)	(528,457)
Stock-based compensation*		13,356			13,356		13,356		13,356
Exercise of stock options	2	146			148		148		148
Acquired non-controlling interest		2,316			2,316		2,316	1	2,317
Issuance of Stock for Debt exchange including costs	160	27,581			27,741		27,741		27,741
Foreign currency adjustments (see Note 19)				6,170	6,170		6,170	(27)	6,143
Treasury stock purchases					—	(96)	(96)		(96)
Impact of foreign exchange contracts				(352)	(352)		(352)		(352)
Balance at December 31, 2020	$1,373	$971,972	$(565,457)	$(29,916)	$377,972	$(327,182)	$50,790	$(269)	$50,521
Net loss			(6,528)		(6,528)		(6,528)	(54)	(6,582)
Stock-based compensation*		6,685			6,685		6,685		6,685
Warrant exercise (see Note 21 – Kazzam, LLC)	4	(4)			—		—		—
Exercise of stock options	7	3,673			3,680		3,680		3,680
Acquired non-controlling interest					—		—		—
Issuance of Stock for Debt exchange including costs					—		—		—
Foreign currency adjustments (see Note 19)				34,805	34,805		34,805	323	35,128
Treasury stock purchases					—	(5,351)	(5,351)		(5,351)
Impact of foreign exchange contracts		(19)		(1,348)	(1,367)		(1,367)		(1,367)
Balance at December 31, 2021	$1,384	$982,307	$(571,985)	$3,541	$415,247	$(332,533)	$82,714	$—	$82,714
Net loss			(942,630)		(942,630)		(942,630)		(942,630)
Stock-based compensation*	1	6,156			6,157		6,157		6,157
Foreign currency adjustments (see Note 19)				(1,686)	(1,686)		(1,686)		(1,686)
Treasury stock purchases					—	(2,382)	(2,382)		(2,382)
Balance at December 31, 2022	$1,385	$988,463	$(1,514,615)	$1,855	$(522,912)	$(334,915)	$(857,827)	$—	$(857,827)

* Stock-based compensation consists of stock-option expense – time-based, restricted stock units – time-based, restricted stock units – performance-based, directors – non-cash compensation, warrant expense (see Note 21 - Kazzam, LLC), and other non-employee stock-based compensation, which were shown separately in prior years.

See accompanying notes to consolidated financial statements.

PARTY CITY HOLDCO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2022	2021	2020
Cash flows (used in) provided by operating activities:
Net loss	$(942,630)	$(6,582)	$(528,457)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	63,031	65,610	76,506
Amortization of deferred financing costs and original issuance discounts	5,504	4,516	4,198
Provision for doubtful accounts	3,659	2,569	6,321
Deferred income tax benefit	(19,593)	(5,155)	(95,085)
Undistributed (income) loss in equity method investments	(1,467)	(220)	333
Change in operating lease liability/asset	5,545	(51,326)	30,981
Loss on disposal of assets	192	2,781	70
Loss on disposal of assets in international operations	—	3,211	73,948
Store and other long-lived asset impairment	23,277	—	17,585
Goodwill and intangible asset impairments	862,544	11,974	581,380
Stock-based compensation*	6,156	6,685	13,413
Gain on debt repayment/refinancing	—	(1,106)	(273,149)
Changes in operating assets and liabilities, net of effects of acquired businesses:
Decrease (increase) in accounts receivable	(806)	(10,673)	22,396
(Increase) decrease in inventories	(188,634)	(34,236)	184,924
Decrease (increase) in prepaid expenses and other current assets, net	62,733	(21,419)	(66,166)
(Decrease) increase in accounts payable, accrued expenses and income taxes payable	(31,446)	85,306	28,002
Net cash (used in) provided by operating activities	(151,935)	51,935	77,200
Cash flows used in investing activities:
Cash paid in connection with acquisitions, net of cash acquired	(157)	(6,954)	(3,305)
Capital expenditures	(97,539)	(79,222)	(51,128)
Proceeds from disposal of property and equipment	1,634	225	162
Proceeds from sale of international operations, net of cash disposed	—	20,556	—
Net cash used in investing activities	(96,062)	(65,395)	(54,271)
Cash flows provided by (used in) financing activities:
Repayment of loans, notes payable and long-term obligations	(135,312)	(949,907)	(254,438)
Proceeds from loans, notes payable and long-term obligations	401,202	883,890	368,439
Exercise of stock options	—	3,680	147
Treasury stock purchases	(2,382)	(5,351)	(96)
Debt issuance and modification costs	(3,970)	(21,437)	(20,348)
Net cash provided by (used in) financing activities	259,538	(89,125)	93,704
Effect of exchange rate changes on cash and cash equivalents	(34)	190	(500)
Net increase (decrease) in cash and cash equivalents and restricted cash	11,507	(102,395)	116,133
Less: net increase/decrease in cash classified within current assets held for sale	—	31,628	(31,628)
Cash and cash equivalents and restricted cash at beginning of period	48,914	119,681	35,176
Cash and cash equivalents and restricted cash at end of period**	$60,421	$48,914	$119,681
Supplemental disclosure of cash flow information:
Cash (paid) received during the period:
Interest	$(89,639)	$(57,971)	$(68,396)
Income taxes, net of refunds	$40,190	$(5,413)	$(26,867)

* Stock-based compensation consists of stock-option expense – time-based, restricted stock units – time-based, restricted stock units – performance-based, directors – non-cash compensation, warrant expense (see Note 21 - Kazzam, LLC), and other non-employee stock-based compensation, which were shown separately in prior years.

**Includes $1.0 million, $1.0 million, and $0.1 million of restricted cash for the years ended December 31, 2022, 2021, and 2020, respectively. The Company recorded restricted cash in Other assets, net as presented in the consolidated balance sheets at December 31, 2022, and 2021.

For additional information regarding Goodwill, intangibles and long-lived assets impairment, refer to Note 4 – Goodwill, Note 5 – Disposition of Assets, and Note 8 – Intangible Assets.

See accompanying notes to consolidated financial statements.

PARTY CITY HOLDCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share)

Note 1 — Organization, Description of Business, and Basis of Presentation

Party City Holdco Inc. (the “Company,” “Party City Holdco” or “PCH”) is a leading party goods company by revenue in North America and, we believe, the largest vertically integrated supplier of decorated party goods globally by revenue. With hundreds of retail stores across the United States, we make it easy for our customers to find the perfect party solution through our assortment of party products, balloons, and costumes for their celebration aided by the support of our party experts both in-store and online. Our retail operations include approximately 770 specialty retail party supply stores (including franchise stores) throughout North America operating under the names Party City and Halloween City, and e-commerce websites which offer rapid, contactless, and same day shipping options (including in-store and at curbside), principally through the domain name partycity.com. In addition to our retail operations, we are also a global designer, manufacturer, and distributor of decorated consumer party products, with items found in retail outlets worldwide, including independent party supply stores, mass merchants, grocery retailers, e-commerce merchandisers and dollar stores.

Party City Holdco is a holding company with no operating assets or operations. The Company owns 100% of PC Nextco Holdings, LLC (“PC Nextco”), which owns 100% of PC Intermediate Holdings, Inc. (“PC Intermediate”). PC Intermediate owns 100% of Party City Holdings Inc. (“PCHI”), which owns most of the Company’s operating subsidiaries.

Chapter 11 Cases

On January 17, 2023 (the “PCHI Petition Date”), the Company and certain of its domestic subsidiaries (collectively, the “Debtors”) filed voluntary petitions (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) seeking relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). The Company’s Anagram Holdings, LLC, (“Anagram”) subsidiary, Anagram’s subsidiaries (together with Anagram, the “Anagram Entities”), and the Company’s foreign subsidiaries were not included in the Chapter 11 Cases and continued to operate in the ordinary course of business throughout the duration of the Chapter 11 Cases. On January 18, 2023, the Bankruptcy Court granted the Debtors’ motion to jointly administer the Chapter 11 Cases for procedural purposes only under the caption In re: Party City Holdco Inc., et. al. (Case No. 23-90005). To ensure its ability to continue operating in the ordinary course of business, the Debtors also filed with the Bankruptcy Court a variety of motions seeking “first-day” relief, which were approved by the Bankruptcy Court and permitted the Debtors to operate in the ordinary course during the Chapter 11 Cases and included the interim approval of a debtor-in-possession term loan facility (the “DIP Facility”) as described below. The Debtors continued to operate their business and manage their properties as “debtors-in-possession” in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court throughout the duration of the Chapter 11 Cases.

On the PCHI Petition Date, the Debtors entered into a Restructuring Support Agreement (along with subsequent amendments made throughout the Chapter 11 Cases, the “RSA”) with certain holders (collectively, the “Initial Consenting Noteholders”) of the Secured Floating Rate 2025 Notes (as defined herein) and the Secured Fixed Rate 2026 Notes (as defined herein). The RSA contemplates a restructuring (the “Restructuring”) of the Debtors pursuant to a joint plan of reorganization (the “Plan,” as further described below). Among other things, the RSA provided for:

•
The entry into the DIP Facility, which was fully backstopped by the Initial Consenting Noteholders in the amount of $150 million, which was approved by the Bankruptcy Court on an interim basis on January 18, 2023 and on a final basis on March 3, 2023, as discussed below;
•
The (a) equitization of the Secured Notes in exchange for the equity of the reorganized Company, subject to dilution by any Reorganized Securities issued pursuant to the Rights Offering to be consummated at emergence from the Chapter 11 Cases, the Management Incentive Plan, and, to the extent applicable, the Reorganized Securities issued to lenders who provide backstop commitments under the DIP Facility in consideration for their backstop commitments, as a result of the DIP Equitization or (b) such other treatment of the Secured Notes as agreed by the Initial Consenting Noteholders;

•
Either repayment in cash upon emergence of the amounts outstanding under the Company’s ABL Facility and its FILO Facility (each as defined below) with proceeds from a third-party financing or, with the agreement of the holders thereof, the rolling of such outstanding amounts into a new asset-based lending exit facility, in each case as acceptable to the Debtors and the Initial Consenting Noteholders;
•
The treatment of general unsecured claims to be governed by the terms of the Plan and to be acceptable to the Debtors and the Initial Consenting Noteholders; and
•
The cancellation, extinguishment, and discharge of the existing common stock of the Company and any other equity securities of the Company, with existing equity in the Company receiving no recovery or distribution.

On January 18, 2023, the Bankruptcy Court approved the Debtors’ proposed $150 million senior secured super priority priming DIP Facility on an interim basis. On January 19, 2023, certain of the Debtors entered into the credit agreement governing the DIP Facility along with certain financial institutions party thereto as lenders and Ankura Trust Company, LLC (the “DIP Credit Agreement”), as the administrative agent and collateral agent, and the closing of the DIP Facility occurred on the same day.

An initial draw of $75 million under the DIP Facility was made on January 19, 2023, and the proceeds were used in accordance with the DIP Facility budget to, among other things, (i) pay the administrative costs and expenses of the Chapter 11 Cases and the DIP Facility and (ii) fund general corporate purposes. A second draw of $75 million was made following the Bankruptcy Court’s entry of the order approving the DIP Facility on a final basis on March 3, 2023. The second draw of borrowings for $75 million was used for the same purposes as the first draw.

The DIP Facility was secured by perfected senior security interests and liens having the priorities set forth in the DIP Credit Agreement on substantially all assets of the Debtors.

The DIP Facility terminated on October 12, 2023 as part of the Debtors' emergence from the Chapter 11 Cases, as discussed in more detail below.

The filing of the Chapter 11 Cases constituted an event of default that accelerated the Company’s following debt obligations: i) its asset-based revolving credit facility (the “Prepetition ABL Facility”); ii) its asset-based first-in, last-out revolving tranche (the “FILO Facility”); iii) its senior secured first lien floating rate notes due 2025 (the “Secured Floating Rate 2025 Notes”); iv) its 8.750% senior secured first lien notes due 2026 (the “Secured Fixed Rate 2026 Notes”); v) its 6.125% senior notes due 2023; and vi) its 6.625% senior notes due 2026. Any efforts to enforce payment obligations on the Debtors’ debt agreements were automatically stayed as a result of the filing of the Chapter 11 Cases and the holders’ rights of enforcement in respect of the Debtors’ debt agreements were subject to the applicable provisions of the Bankruptcy Code.

On April 4, 2023, the Company filed the initial version of its Plan and a related proposed form of Disclosure Statement (the “Disclosure Statement”) with the Bankruptcy Court. The Plan was since amended four times, with the last amendment of the Plan filed on August 31, 2023. The Plan intended to implement the previously disclosed Restructuring contemplated by the RSA. The Plan and the related Disclosure Statement describe, among other things, the Plan; the Restructuring contemplated by the RSA; the events leading to the Chapter 11 Cases; certain events that have occurred or were anticipated to occur during the Chapter 11 Cases, including the anticipated solicitation of votes to approve the Plan from certain of the Debtors’ creditors and certain other aspects of the Restructuring.

Subsequent Event - Emergence from Chapter 11 Cases

On September 6, 2023, the Bankruptcy Court entered an order confirming the Plan (the “Confirmation Order”).

On October 12, 2023 (the “Effective Date”), the Plan became effective in accordance with its terms, and the Debtors emerged from the Chapter 11 Cases. The emergence events discussed below occurred subsequent to the December 31, 2022 date of the consolidated balance sheet presented in this report and are, therefore, not reflected in the financial statements presented in this report.

On the Effective Date, in connection with the effectiveness of, and pursuant to the terms of, the Plan and the Confirmation Order, the Company’s common stock outstanding immediately before the Effective Date was canceled and is of no further force or effect, and the new organizational documents of the Company became effective, authorizing the issuance of shares of common stock representing 100% of the equity interests in the Company (the “New PCHI Shares”). In accordance with the foregoing, on the Effective Date, the Company, as reorganized on the Effective Date in accordance with the Plan, issued 13,374,519 New PCHI Shares and the 12.00% Senior Secured Second Lien PIK Toggle Notes (the “Second Lien Notes” and together with the New PCHI Shares, the “New Securities”). The New Securities issued pursuant to the Plan, including the New Securities issued upon the exercise of the Subscription Rights (as defined in the backstop commitment agreement (as amended, supplemented, or modified from time to time, together with all exhibits and schedules thereto, the “Backstop Agreement”) with the commitment parties thereto (collectively, the “Commitment Parties”)) in connection with the rights offering ((the “Rights Offering,” consisting of a purchase price of $75 million aggregate principal amount (a portion of the $232.4 million aggregate principal amount of the Company’s Second Lien Notes) and 3,634,614 New PCHI Shares), all New Securities issued to the Commitment Parties in respect of their commitments under the Backstop Agreement and in connection with the Rights Offering was issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) provided by section 1145 of the Bankruptcy Code and, to the extent such exemption was unavailable, was issued in reliance on the exemption provided by section 4(a)(2) under the Securities Act or another applicable exemption.

Equity Interests

On the Effective Date, all interests in the Company that existed immediately prior to the Effective Date were cancelled, and the Company issued or caused to be issued the New PCHI Shares in accordance with the terms of the Plan. Pursuant to the Plan, each holder of an Allowed Secured Notes Claim (as defined in the Plan) received, among other things, its pro rata share of 100% of the New PCHI Shares, subject to dilution by the New PCHI Shares issued as DIP Reorganized Securities (as defined in the Plan), the New PCHI Shares issued in connection with the Rights Offering (including in partial satisfaction of the Backstop Commitment Premium (as defined in the Plan)), and the MIP Equity Pool (as defined in the Plan). 100% of the New PCHI Shares is less than 1% of all shares issued at emergence post-dilution. See “Unregistered Sales of Equity Securities” section later in this footnote.

Claims Treatment Under the Plan

In accordance with the Plan, holders of claims against and interests in the Debtors received (or shall receive, as soon as reasonably practicable following the date such holder’s claim or interest becomes an Allowed Claim or Interest (each as defined in the Plan)) the following treatment (capitalized terms used but not defined in this section have the meanings ascribed to them in the Plan):

•
Prepetition ABL Revolver Claims. Each holder of an Allowed Prepetition ABL Revolver Claim voted to accept the Plan and elected to participate in the ABL Exit Facility, and the ABL Exit Facility Trigger occurred, such that (i) each such holder’s Allowed Prepetition ABL Revolver Claims was deemed repaid and refinanced in full by such holder’s extension and receipt of its Pro Rata share of ABL Revolving Credit Loans and (ii) such holder assumed a commitment with respect to the ABL Exit Facility equal to its (or its predecessor in interest’s) commitment under the Prepetition ABL Facility immediately prior to the PCHI Petition Date.
•
Prepetition ABL FILO Claims. Each holder of an Allowed Prepetition ABL FILO Claim voted to accept the Plan and elected to participate in its Pro Rata share of the ABL Exit Facility, and the ABL Exit Facility Trigger occurred, such that each such holder’s Allowed Prepetition ABL FILO Claims was deemed repaid and refinanced in full by such holder’s extension and receipt of its Pro Rata share of ABL FILO Loans.
•
Secured Notes Claims. Each holder of an Allowed Secured Notes Claim received (i) its Pro Rata share of the New PCHI Shares issued on the Effective Date on account of the Allowed Secured Notes Claims, representing 100% of the New PCHI Shares outstanding on the Effective Date, subject to dilution by the New PCHI Shares issued as DIP Reorganized Securities, the New PCHI Shares issued in connection with the Rights Offering (including in partial satisfaction of the Backstop Commitment Premium), and the MIP Equity Pool and (ii) subscription rights to purchase up to its Pro Rata share of the securities comprising the Investment Package for an aggregate purchase price of $75 million offered in the Rights Offering in accordance with the Rights Offering Procedures.

•
General Unsecured Claims. Each holder of an Allowed General Unsecured Claim received its Pro Rata share of the General Unsecured Claim Recovery Pool.
•
Interests in the Company. Holders of Interests in the Company, including the Company’s common stock prior to emergence, received no recovery or distribution on account of such Interests, and upon emergence from Chapter 11, all such Interests in the Company were canceled, released, extinguished, and discharged, and are of no further force or effect.

Debt Securities and Agreements

Except for the purpose of evidencing a right to a distribution under the Plan or as otherwise provided in the Plan, on the Effective Date, the obligations of the Debtors under the Prepetition ABL Facility, the Secured Notes Indentures (as defined in the Plan), the Unsecured Notes Indentures (as defined the Plan), stock certificates, book entries, and any other certificate, share, note, bond, indenture, purchase right, option, warrant, or other instrument or document, directly or indirectly, evidencing or creating any indebtedness or obligation of or ownership interest in the Debtors giving rise to any claim or interest (except such certificates, notes or other instruments or documents evidencing indebtedness or obligations of, or interests in, the Debtors that are specifically reinstated pursuant to the Plan) were cancelled, and the duties and obligations of all parties thereto were deemed satisfied in full, canceled, released, discharged, and of no force or effect.

New ABL Credit Agreement

On the Effective Date, pursuant to the terms of the Plan, the Company and certain of its subsidiaries entered into an ABL credit agreement (the “New ABL Credit Agreement”), by and among the Company, as a parent guarantor, Party City Holdings Inc., a Delaware corporation, as the parent borrower (the “Parent Borrower”), Party City Corporation, a Delaware corporation, and each other subsidiary of the Borrowers party thereto as a subsidiary borrower from time to time (collectively with the Parent Borrower, the “Borrowers”), PC Intermediate Holdings, Inc. a Delaware corporation, as a parent guarantor (“Holdings”), the other subsidiaries of the Borrowers party thereto from time to time as subsidiary guarantors, the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (in such capacities, the “New ABL Agent”). The New ABL Credit Agreement provides for a $545 million senior secured asset-based revolving loan facility (with a $60 million sublimit for the issuance of letters of credit thereunder) (the “New ABL Revolving Facility” and the loans outstanding thereunder, the “New ABL Revolving Loans”) and a $17.1 million senior secured asset-based first-in last-out loan facility (the “New FILO Facility” and the loans outstanding thereunder, the “New FILO Loans”; the New FILO Facility together with the New ABL Revolving Facility, the “New ABL Facility”). The New ABL Facility is scheduled to mature on October 12, 2028.

All obligations of the Borrowers under the New ABL Credit Agreement, certain banking services obligations, and certain hedging obligations are unconditionally guaranteed, on a joint and several basis, by the Borrowers, Holdings, the Company, and the material domestic direct and indirect restricted subsidiaries of the Company, subject to certain exceptions and limitations described in the New ABL Credit Agreement (each a “New Loan Party” and collectively, the “New Loan Parties”). All such obligations, including the guarantees of the New ABL Facility, are secured by (i) first priority liens on substantially all assets of the New Loan Parties, and (ii) the equity interests in the New Loan Parties other than the Company, in each case, subject to certain exceptions and limitations described in the New ABL Credit Agreement.

The New ABL Revolving Loans and the New FILO Loans bear interest at a rate per annum equal to the applicable margin plus, at the Borrowers’ option, either: (i) an adjusted term SOFR rate, subject to a floor of 0.00% or (ii) a base rate, subject to a floor of 0.00%, determined as the greatest of (x) the prime loan rate as published in The Wall Street Journal, (y) the federal funds effective rate plus 0.50%, and (z) adjusted term SOFR rate for a one-month tenor plus 1.00%. The margin applicable to the loans bearing interest based on the adjusted term SOFR rate equals to: (i) with respect to the New ABL Revolving Loans, 4.00% and (ii) with respect to the New FILO Loans, 6.00%. The margin applicable to the loans bearing interest based on the base rate equals to: (i) with respect to the New ABL Revolving Loans, 3.00% and (ii) with respect to the New FILO Loans, 5.00%. The applicable margins are subject to a 0.50% increase on March 31, 2024 and an incremental 0.50% increase on June 30, 2024 if the Parent Borrower has, as of such date, not yet delivered to the New ABL Agent an audited consolidated balance sheet and related statements of income, stockholders' equity, and cash flows of the Company and its subsidiaries as of the end of the fiscal year ended December 31, 2022. The Borrowers are required to pay interest on overdue principal or interest at the rate equal to 2.00% per annum in excess of the applicable interest rate under the New ABL Facility to the extent lawful.

Outstanding loans under the New ABL Credit Agreement are subject to an intercreditor agreement by and among the New ABL Agent, as the First Priority Representative for the First Priority Secured Parties and Wilmington Savings Fund Society, FSB, as the Second Priority Representative for the Second Priority Secured Parties (in each case, as defined therein) (the “Intercreditor Agreement”). The Intercreditor Agreement provides, among other things, that the liens securing the obligations under the Second Lien Notes rank junior in priority to the liens securing the obligations under the New ABL Credit Agreement.

The Borrowers are required to pay a quarterly commitment fee to each ABL Revolving Lender (as defined in the New ABL Credit Agreement), which accrues at a rate per annum equal to 0.50% on the average daily unused portion of such ABL Revolving Lender’s commitments under the New ABL Revolving Facility. The Borrowers are also required to pay participation fees and fronting fees with respect to letters of credit participation and issuance.

Borrowings under the New ABL Credit Agreement may be used to (i) refinance indebtedness under the prepetition asset-based revolving credit facility and (ii) finance the working capital needs and other general corporate purposes of the Parent Borrower and its subsidiaries. Availability of borrowings of New ABL Revolving Loans under the New ABL Credit Agreement is subject to the satisfaction of certain conditions, including, after giving effect to any such borrowings, aggregate credit exposure of lenders under the New ABL Credit Agreement not exceeding the lesser of the aggregate unblocked commitments and the borrowing base at such time. Borrowings of the New FILO Loans are only available on the Effective Date and if repaid or prepaid may not be reborrowed.

Under the New ABL Credit Agreement, the borrowing base at any time equals (a) a percentage of eligible inventory, plus (b) a percentage of eligible trade receivables, plus (c) a percentage of eligible credit card receivables, less (d) certain reserves.

Mandatory prepayment of loans under the New ABL Credit Agreement is required if the aggregate credit exposure of lenders under the New ABL Credit Agreement exceeds the borrowing base at such time. Such a mandatory prepayment would be applied to eliminate the availability shortfall as follows: first, to prepay the New ABL Revolving Loans or cash collateralize, backstop or replace letters of credit under the New ABL Facility; and second, to prepay the New FILO Loans. The loans under the New ABL Facility may be voluntarily prepaid without premium or penalty, other than customary breakage costs. Voluntary prepayments of loans under the New ABL Credit Agreement are applied to satisfy New FILO Loan obligations only after other outstanding loan obligations and letter of credit reimbursement obligations under the New ABL Credit Agreement are satisfied. Voluntary prepayments of New FILO Loans are additionally subject to the satisfaction of the Payment Conditions discussed below.

The New ABL Credit Agreement requires the Borrowers to maintain, at all times, Excess Unadjusted Availability (as defined in the New ABL Credit Agreement) of at least the greater of (i) 10.0% of the Total Line Cap (as defined in the New ABL Credit Agreement) and (ii) $46 million.

The New ABL Credit Agreement contains negative covenants that limit, among other things, the Borrowers’ ability and the ability of their restricted subsidiaries to: (i) incur, assume, or guarantee additional indebtedness; (ii) create, incur, or assume liens; (iii) make investments; (iv) merge or consolidate with or into any other person or undergo certain other fundamental changes; (v) transfer or sell assets; (vi) pay dividends or distributions on capital stock or redeem or repurchase capital stock; (vii) enter into transactions with certain affiliates; (viii) repay or redeem certain indebtedness; (ix) sell stock of its subsidiaries; or (x) enter into certain burdensome agreements. These negative covenants are subject to a number of important limitations and exceptions. The Borrowers and their restricted subsidiaries can make certain acquisitions, restrictive payments, payments of certain indebtedness and investments if, after giving pro forma effect to such transactions, the “Payment Conditions” (as defined in the New ABL Credit Agreement) are met, which include, among other things: (i) 90-Day Excess Availability and Excess Availability (each as defined in the New ABL Credit Agreement) are equal to or greater than the greater of (x) 25.0% of the Total Line Cap and (y) $120 million and (ii) the Fixed Charge Coverage Ratio (as defined in the New ABL Credit Agreement) is at least 1.00 to 1.00.

Additionally, the New ABL Credit Agreement contains other covenants, representations and warranties, and events of default that are customary for a financing of this type. Events of default include, among other things, nonpayment of principal or interest, breach of covenants, breach of representations and warranties, failure to pay final judgments in excess of a specified threshold, failure of a guarantee to remain in effect, failure of a collateral document to create an effective security interest in collateral, bankruptcy and insolvency events, cross-default to other material indebtedness, and a change of control. The occurrence of any event of default under the ABL Credit Agreement would permit all obligations under the New ABL Facility to be declared due and payable immediately and all commitments thereunder to be terminated.

Second Lien Notes

On the Effective Date, PCHI issued $232.4 million in aggregate principal amount of Second Lien Notes. The Second Lien Notes are scheduled to mature on January 11, 2029. Interest on the Second Lien Notes accrues at a rate of 12.00% per annum, payable, at the Company’s option, either in cash or by increasing the amount of the Second Lien Notes outstanding, on February 15, May 15, August 15, and November 15 of each year, commencing February 15, 2024.

The Second Lien Notes were issued pursuant to an indenture (the “Second Lien Notes Indenture”), by and among the Company, the guarantors party thereto, and Wilmington Savings Fund Society, FSB, as trustee, collateral agent, paying agent, and registrar.

The Second Lien Notes are jointly and severally irrevocably and unconditionally guaranteed on a senior secured basis by certain subsidiaries of the Company, including all “New Loan Parties” (other than the Company) under the New ABL Credit Agreement. The Second Lien Notes and such guarantees are secured by second priority liens on the assets subject to liens securing the New ABL Facility, including the equity interests of each guarantor of the Second Lien Notes, all assets owned by the Company as of the Effective Date or acquired thereafter, certain assets related thereto, and substantially all other assets of the Company and such guarantors, in each case, subject to certain exceptions and limitations. The outstanding Second Lien Notes are subject to the Intercreditor Agreement. The following is a brief description of the material provisions of the Second Lien Notes Indenture and the Second Lien Notes.

On or after April 11, 2025, the Company may redeem all of the Second Lien Notes at 100% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. The Company may also redeem the Second Lien Notes, in whole or in part, at any time and from time to time prior to April 11, 2025 at a redemption price equal to 100% of the principal amount, plus the Applicable Premium (as defined in the Second Lien Notes Indenture), plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. Notwithstanding the foregoing, if a Change of Control (as defined in the Second Lien Notes Indenture) occurs, then, within 60 days of such Change of Control, the Company must offer to purchase all outstanding Second Lien Notes at a redemption price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the date of purchase.

The Second Lien Notes Indenture contains covenants that limit, among other things, the ability of the Company and certain of its subsidiaries to: (i) incur, assume, or guarantee additional indebtedness; (ii) pay dividends or distributions on capital stock or redeem or repurchase capital stock; (iii) make investments; (iv) repay or redeem junior debt; (v) sell stock of its subsidiaries; (vi) transfer or sell assets; (vii) create, incur, or assume liens; or (viii) enter into transactions with certain affiliates. These covenants are subject to a number of important limitations and exceptions.

The Second Lien Notes Indenture also provides for certain customary events of default, including, among other things, nonpayment of principal or interest, breach of covenants, failure to pay final judgments in excess of a specified threshold, failure of a guarantee to remain in effect, failure of a security document to create an effective security interest in collateral, bankruptcy and insolvency events, and cross acceleration, which would permit the principal, premium, if any, interest, and other monetary obligations on all the then outstanding Second Lien Notes to be declared due and payable immediately.

Registration Rights Agreement

On the Effective Date, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with certain parties who received New PCHI Shares under the Plan (“RRA Shareholders”). Pursuant to the Registration Rights Agreement, following the completion of an initial public offering (as defined in the Registration Rights Agreement, an “IPO”), the Company will file a shelf registration statement promptly, no later than a date that is 30 days following the later of the IPO and the date of the expiration of the lockup agreement with the underwriters in such IPO. However, the Company is not required to file the shelf registration statement unless

RRA Shareholders request the inclusion of Registrable Securities (as defined in the Registration Rights Agreement) constituting at least 25% of all Registrable Securities.

The RRA Shareholders also have demand registration rights, provided that such RRA Shareholders request the inclusion of Registrable Securities constituting at least 25% of all Registrable Securities or the gross proceeds of the offering are expected to be at least $50 million, and customary piggyback registration rights.

The Company will generally pay all registration expenses in connection with its obligations under the Registration Rights Agreement, regardless of whether a registration statement is filed or becomes effective. The registration rights granted in the Registration Rights Agreement are subject to customary indemnification and contribution provisions, as well as customary restrictions such as blackout periods.

Stockholders’ Agreement

On the Effective Date, the Company entered into a stockholders agreement (the “Stockholders Agreement”) with holders of common stock of the Company (the “Stockholders”), pursuant to which each of the Stockholders agreed to certain restrictions on the transfer of the common stock of the Company and the Company agreed (i) to provide to certain Stockholders the right to designate directors of the board, subject to certain limitations, (ii) to certain limitations and obligations on its operations without Stockholder approval and (iii) to provide certain information to the Stockholders. Pursuant to the Plan, each holder of common stock of the Company on the Effective Date was deemed to be a party to, and bound by, the Stockholders Agreement, regardless of whether such holder executed a signature page thereto.

Unregistered Sales of Equity Securities

On the Effective Date, pursuant to the Plan:

•
36,879 New PCHI Shares were issued pro rata to holders of Secured Notes Claims in partial exchange for the cancellation of the Secured Notes (as defined in the Plan), representing 0.3% of all shares issued at emergence;
•
3,516,079 New PCHI Shares were issued to holders of Secured Notes Claims (or their designees) in exchange for exercising Subscription Rights under the Rights Offering, representing 26.3% of all shares issued at emergence;
•
118,535 New PCHI Shares were issued to certain holders of Secured Notes Claims that purchased in connection with their Backstop Commitments (as defined in the Backstop Agreement), the New PCHI Shares that were offered in the Rights Offering and not properly subscribed for, representing 0.9% of all shares issued at emergence;
•
363,462 New PCHI Shares were issued to certain holders of Secured Notes Claims in exchange for providing $75 million of Backstop Commitments to the Debtors in connection with the Rights Offering, representing 2.7% of all shares issued at emergence; and
•
9,339,564 New PCHI Shares were issued to holders of Allowed DIP Claims on account of such holders’ DIP Loans (each as defined in the Plan), representing 69.8% of all shares issued at emergence.

Subsequent Event - Anagram Bankruptcy

On November 8, 2023 (the “Anagram Petition Date”), the Anagram Entities (collectively, the “Anagram Debtors”) filed voluntary petitions (the “Anagram Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Texas (the “Anagram Bankruptcy Court”) seeking relief under the Bankruptcy Code. The Company and certain of its domestic subsidiaries were not included in the Anagram Chapter 11 Cases and continue to operate in the ordinary course of business throughout the duration of the Anagram Chapter 11 Cases. On November 8, 2023, the Anagram Bankruptcy Court granted the Anagram Debtors’ motion to jointly administer the Anagram Chapter 11 Cases for procedural purposes only under the caption In re: Anagram Holdings, LLC, et. al. (Case No. 23-90901). To ensure its ability to continue operating in the ordinary course of business, the Anagram Debtors also filed with the Anagram Bankruptcy Court a variety of motions seeking “first-day” relief, which were approved by the Anagram Bankruptcy Court and permitted the Anagram Debtors to operate in the ordinary course during the Anagram Chapter 11 Cases and included the interim approval of a debtor-in-possession ABL facility (the “Anagram DIP ABL Facility”) and a debtor-in-possession note purchase agreement and notes indenture (the facility issued thereunder, the “Anagram DIP Notes Facility”). The Anagram Debtors continue to operate their business and manage their properties as “debtors-in-possession” in accordance with the applicable provisions of the Bankruptcy Code and orders of the Anagram Bankruptcy Court throughout the duration of the Anagram Chapter 11 Cases.

The Anagram Entities subsequently received final approval from the Anagram Bankruptcy Court for the Anagram DIP Notes Facility ($22 million new money commitment) and the Anagram DIP ABL Facility ($15 million gradual roll-up of the Anagram Entities’ prepetition asset-based lending facility).

On November 8, 2023, the Anagram Entities filed certain documents with the Anagram Bankruptcy Court disclosing that an agreement was reached with a group of their lenders as the “Stalking Horse” bidder to acquire substantially all of Anagram’s assets through a credit bid with a value of at least $175 million in a Section 363 transaction under the Bankruptcy Code, subject to higher or otherwise better offers and court approval. As part of this agreement, the “Stalking Horse” bidder committed to hire all Anagram employees and assume all pre and post-petition trade payables. No other bids were received other than the Stalking Horse bid prior to the bid deadline of December 15, 2023. The sale hearing was held on December 22, 2023, during which the Anagram Bankruptcy Court approved the sale to the Stalking Horse bidder. The sale formally closed on December 29, 2023.

The Anagram Chapter 11 Cases was a reconsideration event for PCHI to reevaluate whether consolidation of Anagram continues to be appropriate. We have concluded that the power to make material decisions for Anagram has been transferred to the Bankruptcy Court, and, therefore, PCHI no longer controls Anagram as of the Anagram Petition Date (November 8, 2023). Accordingly, we concluded that PCHI should deconsolidate Anagram effective on the Anagram Petition Date. As such, amounts presented in the Company’s future financial statements and notes thereto will exclude the operating results, cash flows, assets, liabilities, and equity of Anagram subsequent to November 8, 2023.

Note 2 — Summary of Significant Accounting Policies

Consolidated Financial Statements

The consolidated financial statements of the Company include the accounts of all majority-owned subsidiaries and controlled entities. All intercompany balances and transactions have been eliminated.

The Company’s retail operations define a fiscal year (“Fiscal Year”) as the 52-week period or 53-week period ended on the Saturday nearest December 31st of each year and define their fiscal quarters (“Fiscal Quarter”) as the four interim 13-week periods following the end of the previous Fiscal Year, except in the case of a 53-week Fiscal Year when the fourth Fiscal Quarter is extended to 14 weeks. Fiscal 2022 was a 52-week year for our retail operations. The consolidated financial statements of the Company combine the Fiscal Year and Fiscal Quarters of the Company’s retail operations with the calendar year and calendar quarters of the Company’s wholesale operations, as the differences are not significant.

Due to the fact that the Chapter 11 filing occurred after the balance sheet date in this report, the accompanying consolidated financial statements as of and for the period ending December 31, 2022 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments to liabilities and assets that resulted from the Bankruptcy Court’s confirmation of our reorganization plan on October 12, 2023. During the Chapter 11 Cases, the Company’s ability to continue as a going concern was contingent upon the Company’s ability to successfully implement the Company’s reorganization plan, among other factors. As a result of the effectiveness and ongoing implementation of the reorganization plan, management believes there is no longer substantial doubt about the Company’s ability to continue as a going concern.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Management periodically evaluates estimates used in the preparation of the consolidated financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based on such periodic evaluations.

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. All credit card transactions that process in less than seven days are classified as cash and cash equivalents. As of December 31, 2022, cash and cash equivalents included credit card receivables of $33.4 million.

The Company maintains the majority of its cash in accounts with major financial institutions within and outside of the United States. Deposits in these institutions may exceed the amounts of insurance provided, or deposits may not be covered by insurance. The Company has not experienced losses on its deposits of cash and cash equivalents.

Inventories

Inventories are valued at the lower of cost and net realizable value. In assessing the ultimate realization of inventories, the Company makes judgments regarding, among other things, future demand and market conditions, current inventory levels, and the impact of the possible discontinuation of product designs.

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

Allowance for Doubtful Accounts

See Note 20 for details.

Long-Lived and Intangible Assets (including Goodwill and Trade Names)

Property, plant, and equipment are stated at cost less accumulated depreciation. Depreciation for Property, plant, and equipment is recorded using the straight-line method over their estimated useful lives.

The Company reviews the recoverability of its finite long-lived assets, including finite-lived intangible assets, whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. For purposes of recognizing and measuring impairment, the Company evaluates long-lived assets/asset groups, other than goodwill, based upon the lowest level of independent cash flows ascertainable to evaluate impairment. If an impairment indicator exists, we compare the undiscounted future cash flows of the asset/asset group to the carrying value of the asset/asset group. If the sum of the undiscounted future cash flows is less than or approximates the carrying value of the asset/asset group, we would then calculate discounted future cash flows based on market participant assumptions. If the sum of discounted cash flows is less than the carrying value of the asset/asset group, we would recognize an impairment loss. The impairment related to long-lived assets is measured as the amount by which the carrying amount of the asset(s) exceeds the fair value of the asset(s).

In the evaluation of the fair value and future benefits of finite long-lived assets attached to retail stores, the Company performs its cash flow analysis generally on a store-by-store basis. The fair values of store long-lived assets are determined based on estimated future discounted cash flows. Various factors, including future sales growth, profit margins, and store closure plans are included in this analysis. See Note 3 for further information regarding store and other long-lived asset impairments.

Goodwill is reviewed for potential impairment annually on October 1st or more frequently if events or changes in circumstances indicate the carrying value of goodwill might exceed its current fair value. For purposes of testing goodwill for impairment, reporting units are determined by identifying operating segments within the Company’s organization which constitute a business for which discrete financial information is available and is reviewed by management. Components within an operating segment are aggregated to the extent that they have similar economic characteristics. Based on this evaluation, the Company has determined that its operating segments, wholesale and retail, represent reporting units for the purposes of its goodwill impairment test.

If it is concluded that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company estimates the fair value of the reporting unit using a combination of market and income approaches. If the carrying value of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to such excess.

The fair value of the Company’s reporting units is based upon the best information available that incorporates assumptions marketplace participants would use in their estimates of fair value. Significant assumptions are used in determining appropriate discount rates and terminal growth rates, market multiples, and other assumptions. To forecast a reporting unit’s future cash flows, the Company takes into consideration current and future economic conditions and trends, management’s and a market participant’s view of revenue and EBITDA growth rates, and risk-adjusted discount rates. Macroeconomic factors such as changes in economies, changes in the competitive landscape, and other changes beyond the Company’s control could have a positive or negative impact on achieving its growth rate targets. See Note 4 for further information regarding goodwill impairments recorded in the periods covered by this report.

Our trade names are treated as indefinite-lived intangible assets and are tested for impairment annually on October 1st or more frequently if circumstances indicate a possible impairment. When performing a quantitative impairment assessment of our trade name indefinite-lived intangible assets, the fair value of the trade names is estimated using a discounted cash flow analysis based on the “relief from royalty” method, assuming that a third-party would be willing to pay a royalty in lieu of ownership for this intangible asset. This approach is dependent on many factors, including estimates of royalty rates and discount rates. Actual future results may differ from these estimates. An impairment loss is recognized when the estimated fair value of the indefinite-lived intangible asset is less than its carrying amount. See Note 8 for further information regarding trade name impairments recorded in the periods covered by this report.

Deferred Financing Costs

Deferred financing costs are netted against amounts outstanding under the related debt instruments. They are amortized to interest expense over the terms of the instruments using the effective interest method.

Equity Method Investments

The Company has investments in Convergram Mexico, S. De R.L. De C.V., a joint venture distributing metallic balloons, principally in Mexico and Latin America and a joint venture for its costume sourcing and manufacturing business in Asia that are accounted for using the equity method of accounting. The Company concluded that it is not the primary beneficiary in either of these joint ventures and therefore accounts for these investments under the equity method. See Variable Interest Entities section below for additional information.

The Company’s investments are included in Other assets, net on the consolidated balance sheets, and its share of the results of the investees’ operations are included in Other (income) expense, net, in the consolidated statements of operations and comprehensive (loss) income. See Note 11.

Insurance Accruals

The Company maintains certain self-insured workers’ compensation and general liability insurance plans. The Company estimates the required liability for claims under such plans based upon various assumptions, which include, but are not limited to, historical loss experience, projected loss development factors, actual payroll, and other data. The required liability is also subject to adjustment in the future based upon changes in claims experience, including changes in the frequency and/or severity of incidents.

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

The transaction price for the Company’s retail sales is based on either: 1) the item’s stated price or 2) the stated price adjusted for the impact of a coupon which can only be applied to such transaction. To the extent that the Company charges customers for freight costs on e-commerce sales, the Company records such amounts in revenue. The Company excludes all sales taxes and value-added taxes from revenue.

Under the terms of its agreements with its franchisees, the Company provides both brand value (via significant advertising spend) and support with respect to planograms, in exchange for a royalty fee that ranges from 4% to 6%

of the franchisees’ sales. The Company records the royalty fees when the franchisees’ sales are recorded. Additionally, when a franchisee opens a new store, the Company receives and records a one-time fee which is earned by the Company for its assistance with site selection and development of the new location, though the Company anticipates that future franchise store openings will be limited. Both the sales-based royalty fee and the one-time fee are recorded in Net sales in the Company’s consolidated statements of operations and comprehensive (loss) income.

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

The majority of the sales for the Company’s wholesale business are due within 30 to 120 days from the transfer of control of the product, and substantially all sales are collected within a year from such transfer. For all transactions for which the Company expects to collect the transaction price within a year from the transfer of control, the Company does not adjust the consideration for the effects of a significant financing component.

Cost of Sales

Wholesale cost of sales include the production costs (i.e., raw materials, labor, and overhead) of manufactured goods and the direct cost of purchased goods, inventory shrinkage, inventory adjustments, inbound freight to the Company’s manufacturing and distribution facilities, distribution costs, and outbound freight to transfer goods to the Company’s wholesale customers. Retail cost of sales include the direct costs of goods purchased from third parties and the production costs/purchase costs of goods acquired from the Company’s wholesale operations. Retail cost of sales also includes inventory shrinkage, inventory adjustments, inbound freight, occupancy costs related to store operations (such as rent, utilities and common area maintenance), depreciation on assets, and all logistics costs (i.e., handling and distribution costs) associated with the Company’s e-commerce business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include wholesale selling expenses, retail operating expenses, art and development costs, and other operating expenses.

Wholesale selling expenses include the costs associated with our wholesale sales and marketing efforts, including merchandising and customer service. Such costs include the salaries and benefits of the related work force, including sales-based bonuses and commissions, as well as catalog and showroom expenses, travel, and other operating costs. Certain selling expenses, such as sales-based bonuses and commissions, vary in proportion to sales, while other costs vary based on other factors, such as our marketing efforts, or are largely fixed and do not necessarily increase as sales volumes increase.

Retail operating expenses include all of the costs associated with retail store operations, excluding occupancy-related costs included in cost of sales. Costs include store payroll and benefits, advertising, supplies, and credit card costs. Retail expenses are largely variable but do not necessarily vary in proportion to net sales.

Art and development costs include the costs associated with art production, creative development, and product management, and all operating costs and franchise expenses not included elsewhere in the consolidated statements of operations and comprehensive (loss) income. Costs include the salaries and benefits of the related work force. These expenses generally do not vary proportionally with net sales.

Selling, general and administrative expenses also include all operating costs and franchise expenses not included elsewhere in the consolidated statements of operations and comprehensive (loss) income. These expenses include payroll and other expenses related to operations at our corporate offices, including occupancy costs, related depreciation and amortization, legal and professional fees, stock and equity-based compensation and data-processing costs. These expenses generally do not vary proportionally with net sales.

Shipping and Handling

Outbound shipping costs billed to customers are included in net sales. The costs of shipping and handling incurred by the Company are included in cost of sales.

Product Royalty Agreements

The Company enters into product royalty agreements that allow the Company to use licensed designs on certain of its products. These contracts require the Company to pay royalties generally based on the sales of such products and may require guaranteed minimum royalties, a portion of which may be paid in advance. The Company matches royalty expense with revenue by recording royalties at the time of sale, at the greater of the contractual rate or an effective rate calculated based on the guaranteed minimum royalty and the Company’s estimate of sales during the contract period. If a portion of the guaranteed minimum royalty is determined to be unrecoverable, the unrecoverable portion is charged to expense at that time. Guaranteed minimum royalties paid in advance are recorded in the consolidated balance sheets in either prepaid expenses and other current assets or other assets, net, depending on the nature of the royalties. Product royalty is recorded within Cost of sales in the consolidated statements of operations and comprehensive (loss) income.

Advertising

Advertising costs are expensed as incurred. Retail advertising expenses for the years ended December 31, 2022, December 31, 2021, and December 31, 2020 were $50.9 million, $55.3 million, and $61.0 million, respectively.

Variable Interest Entities

When determining whether a legal entity should be consolidated, the Company first determines whether it has a variable interest in the legal entity. If a variable interest exists, the Company determines whether the legal entity is a variable interest entity due to either: 1) a lack of sufficient equity to finance its activities; 2) the equity holders lacking the characteristics of a controlling financial interest; or 3) the legal entity being structured with non-substantive voting rights. If the Company concludes that the legal entity is a variable interest entity, the Company next determines whether it is the primary beneficiary due to it possessing both: 1) the power to direct the activities of a variable interest entity that most significantly impact the variable interest entity’s economic performance; and 2) the obligation to absorb losses of the variable interest entity that potentially could be significant to the variable interest entity or the right to receive benefits from the variable interest entity which could be significant to the variable interest entity. If the Company concludes that it is the primary beneficiary, it consolidates the legal entity. See Equity Method Investments section above.

There were no variable interest entities as of December 31, 2022, 2021, and 2020. Refer to Note 21 – Kazzam, LLC for additional information.

Derivative Financial Instruments

ASC Topic 815, “Accounting for Derivative Instruments and Hedging Activities,” requires that all derivative financial instruments be recognized on the consolidated balance sheets at fair value and establishes criteria for both the designation and effectiveness of hedging activities. The Company uses derivatives in the management of interest rate and foreign currency exposure. ASC Topic 815 requires the Company to formally document the assets, liabilities or other transactions the Company designates as hedged items, the risk being hedged and the relationship between the hedged items and the hedging instruments. The Company must measure the effectiveness of the hedging relationship at the inception of the hedge and on an on-going basis.

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

The company’s derivative financial instruments expired in 2021, and the Company did not enter into any derivative financial instruments in 2022.

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

Stock-Based Compensation

The Company measures the cost for all stock-based awards at the grant date fair value and recognizes the related compensation expense over the requisite service period based on the amount of awards expected to vest. Stock-based compensation expense is recorded net of estimated forfeitures based on historical experience.

In 2022, the Company granted performance-based restricted stock units (“PRSUs”) to certain executive officers and other employees that vest only if certain annual and cumulative cash flow and earnings per share targets are met over a 3-year period. For such awards, management must assess the likelihood and extent to which such targets will be met to determine the amount of compensation expense to be recorded each reporting period.

In 2020, the Company granted PRSUs and Restricted Cash awards with market conditions to certain executive officers and other employees. The performance period for such awards is three years from the grant date. The PRSUs and Restricted Cash awards become earned in a given period if the volume weighted average of the fair market value per share of the Common Stock meets or exceeds $2.50, $5.00, $7.50, and $10.00, respectively, for a period of not less than 90 consecutive trading days on the New York Stock Exchange and are subject to up to 2 years of service-vesting after the achievement of these thresholds. The PRSUs and Restricted Cash awards are measured at fair value based on Monte Carlo simulation models. The PRSUs are settled in Party City common stock and are accounted for as equity awards, and the Restricted Cash awards are settled in cash and are accounted for as liability awards.

See Note 13 for further details regarding the Company’s stock-based compensation.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the Company’s foreign currency adjustments. See Note 19.

Foreign Currency Transactions and Translation

For the Company’s foreign operations, the functional currency is the local currency in which they operate. Foreign currency exchange gains or losses resulting from receivables or payables in currencies other than the functional currencies generally are recognized in the Company’s consolidated statements of operations and comprehensive (loss) income. The balance sheets of foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect on the balance sheet date. The results of operations of foreign subsidiaries are translated into U.S. dollars at the average exchange rates effective for the periods presented. The differences from historical exchange rates are recorded as comprehensive (loss) income and are included as a component of accumulated other comprehensive income (loss).

Loss Per Share

Basic loss per share is computed by dividing net loss attributable to common shareholders of Party City Holdco Inc. by the weighted average number of common shares outstanding for the period. In reporting periods with net income attributable to common shareholders of Party City Holdco Inc., diluted earnings per share are calculated based on the weighted average number of outstanding common shares plus the dilutive effect of stock options and warrants, as if they were exercised, and restricted stock units and PRSU’s, as if they vested.

The calculation of basic and diluted loss per share is as follows:

	Year ended December 31,
	2022	2021	2020
Net loss attributable to common shareholders of Party City Holdco Inc.:	$(942,630)	$(6,528)	$(528,238)
Weighted average shares — Basic and Diluted:	112,911,368	110,980,934	100,804,944
Net loss per share attributable to common shareholders of Party City Holdco Inc. — Basic and Diluted:	$(8.35)	$(0.06)	$(5.24)

During the year ended December 31, 2022, 3,129,830 restricted stock units, 3,274,913 performance restricted stock units and 885,862 stock options were excluded from the calculation of diluted net loss per share attributable to common shareholders of Party City Holdco Inc. – diluted as they were anti-dilutive. During the year ended December 31, 2021, 1,514,010 restricted stock units, 4,653,373 performance restricted stock units and 1,032,219 stock options were excluded from the calculation of diluted net loss per share attributable to common shareholders of Party City Holdco Inc. – diluted as they were anti-dilutive. During the year ended December 31, 2020, 3,240,461 stock options, 1,000,000 warrants, 787,313 restricted stock units, and 1,206,723 performance restricted stock units were excluded from the calculations of net loss per share attributable to common shareholders of Party City Holdco Inc. – diluted as they were anti-dilutive.

Recently Issued Accounting Pronouncements

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities About Government Assistance, which requires entities to provide disclosures on material government assistance transactions for annual reporting periods. The disclosures include information around the nature of the assistance, the related accounting policies used to account for government assistance, the effect of government assistance on the entity’s financial statements, and any significant terms and conditions of the agreements, including commitments and contingencies. The new standard was effective for the Company on January 1, 2022 and only impacts annual financial statement footnote disclosures. The adoption did not have any effect on our consolidated financial statements.

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which clarified the scope and application of ASU 2020-04. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which defers the sunset date of the reference rate reform guidance to December 31, 2024. This guidance may be elected over time, through December 31, 2024, as reference rate reform activities occur. Once ASU 2020-04 is elected, the guidance must be applied prospectively for all eligible contract modifications. In July 2022, the Company amended its asset-based revolving credit facility to use the Secured Overnight Financing Rate (“SOFR”) as a reference rate rather than London Interbank Offered Rate (“LIBOR”). The Company elected to apply this guidance which preserves the presentation of the loan consistent with the presentation prior to the modification.

Note 3 — Store and Other Long-Lived Asset Impairments

During the years ended December 31, 2022, 2021, and 2020, the Company recorded the impairment charges reported in Store and other long-lived asset impairments in the Company’s consolidated statements of operations and comprehensive (loss) income as follows:

2022 Impairment Charges: During the year ended December 31, 2022, the Company performed an impairment assessment of store and other long-lived assets as a result of a decline in financial performance, its contemplation of bankruptcy and related store closure plans, and the cessation of certain information system projects. The Company also vacated certain office space in 2022. Based on these developments, the Company recorded $23.3 million of impairment charges on lease assets, property, plant, and equipment, and other assets for the year ended December 31, 2022 as follows:

•
Store assets impairment ($9.6 million, of which $8.4 million related to lease assets and $1.2 million related to property, plant, and equipment)
•
Vacated office space ($6.8 million, of which $5.0 million related to lease assets and $1.8 million related to property, plant, and equipment)
•
Cessation of information system projects ($6.8 million, of which $1.9 million related to property, plant, and equipment and $4.9 million related to other assets)

2021 Impairment Charges: During the year ended December 31, 2021, the Company recognized property, plant, and equipment impairment charges of $9.0 million primarily related to the closure of a manufacturing facility in New Mexico discussed within Note 5.

2020 Impairment Charges: During the year ended December 31, 2020, the Company performed a comprehensive review of its store locations aimed at improving the overall productivity of such locations (“store optimization program”) and, after careful consideration and evaluation of the store locations, the Company made the decision to accelerate the optimization of its store portfolio. In 2020, 21 stores were identified for closure in the first quarter of 2020 and were closed in the third quarter. These closings provided the Company with capital flexibility to expand into underserved markets. In addition, the Company evaluated the recoverability of long-lived assets at the open stores and recorded an impairment charge associated with the operating lease asset and property, plant, and equipment for open stores where sales were affected due to the outbreak of, and local, state, and federal governmental responses to, COVID-19. As a result of these actions, the Company recorded $22.4 million in store and other long-lived asset impairment charges for the year ended December 31, 2020.

Note 4 – Goodwill

As of December 31, 2022, the Company's goodwill balance was $100.4 million, all of which was related to the retail reporting unit. As of December 31, 2021, the Company’s goodwill balance was $664.3 million, of which $331.7 million and $332.6 million was for the wholesale and retail reporting units, respectively. The decrease in goodwill was attributable to impairments recorded in the third and fourth quarters of 2022, as discussed in more detail below.

In the third quarter of 2022, impairment indicators were identified that suggested the carrying values of the wholesale and retail reporting units could exceed their fair values. Such impairment indicators included the recent performance of the reporting units, revised projections of future cash flows that were lower than previous projections, and a continuing decline in the Company’s market capitalization. To test for potential impairment of goodwill related to our wholesale and retail reporting units, we prepared an estimate of the fair value of these reporting units based on a combination of a market-based valuation method (utilizing earnings multiples of similarly situated guideline public companies) and an income approach that uses projected discounted cash flows.

Based on these valuations of the wholesale and retail reporting units, the Company recognized a non-cash pre-tax goodwill impairment charge of $288.4 million in the wholesale reporting unit in the third quarter of 2022.

In the fourth quarter of 2022, additional impairment indicators were identified that suggested the carrying values of the wholesale and retail reporting units could exceed their fair values, as the Company reduced its sales projections for 2023, continued to experience a decline in its market capitalization, and, most notably, began to contemplate filing for Chapter 11 bankruptcy for the Company and certain of its subsidiaries. Subsequent to December 31, 2022, the Company and certain of its subsidiaries filed for bankruptcy under Chapter 11 on January 17, 2023 (see Note 1). In light of these circumstances, we tested the goodwill related to our wholesale and retail reporting units for impairment in the fourth quarter of 2022 using the same market-based and income-based approach utilized in the third quarter.

Based on these valuations of the wholesale and retail reporting units, the Company recognized a non-cash pre-tax goodwill impairment charge of $60.3 million in the wholesale reporting unit and $219.9 million in the retail reporting unit for a total goodwill impairment charge of $280.2 million recognized in the fourth quarter of 2022.

For the year ended December 31, 2022, we recognized pre-tax goodwill impairment charges of $348.7 million in the wholesale reporting unit and $219.9 million in the retail reporting unit for a total goodwill impairment charge of $568.6 million recognized in 2022, which is included within Goodwill and intangible asset impairments in the consolidated statements of operations and comprehensive (loss) income.

There were no goodwill impairments recorded in 2021. However, goodwill did decrease in 2021 by $1.5 million within the wholesale reporting unit due to the divestiture of our international business and foreign currency translation. In addition, the retail reporting unit had an increase in goodwill of $4.5 million in 2021 due to store acquisitions.

In the first quarter of 2020, the Company identified intangible assets’ impairment indicators associated with its market capitalization and significantly reduced customer demand for its products due to COVID-19. As a result, the Company performed interim impairment tests on the goodwill at its retail and wholesale reporting units and its other indefinite lived intangible assets as of March 31, 2020. The interim impairment tests were performed using an income approach. The Company recognized non-cash pre-tax goodwill impairment charges at March 31, 2020 of $253.1 million and $148.3 million against the goodwill associated with its retail and wholesale reporting units, respectively.

Note 5 – Disposition of Assets

In December 2021, the Company announced the closure of a manufacturing facility in New Mexico. The facility ceased operations in February 2022. In December 2021, the Company recorded charges of $11.6 million consisting primarily of equipment and inventory impairments of $8.7 million and $2.4 million, respectively, and severance and other costs of $0.5 million. The equipment impairment is reflected within store and other long-lived assets impairment, the inventory impairment charge is reflected within Cost of sales and the remaining charges are reflected within Selling, general and administrative expenses in the consolidated statements of operations and comprehensive (loss) income and are included in the Wholesale segment.

In January 2021, the Company closed the previously disclosed sale of a substantial portion of its international operations. As a result, the company recorded a loss reserve of $73.9 million in 2020 for the assets that were disposed. The announced sale had a total transaction value of approximately $50.7 million. The Company used the net proceeds to pay down debt.

Note 6 — Inventories, Net

Inventories consisted of the following:

	December 31,
	2022	2021
Finished goods	$585,656	$393,609
Raw materials	28,572	25,624
Work in process	19,132	24,062
Inventories, net	$633,360	$443,295

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

For the year ended December 31, 2022, the $190.1 million increase in inventory was primarily due to an increase in seasonal purchases coming off low in stock levels in 2021, an increase in raw material and freight costs, and inventory purchases that assumed a higher sales volume in 2022. The comparison of inventory to the prior year is also impacted by a reserve for future disposals of $68.7 million recorded in 2021 for inventory that was deemed not to be sold in future seasons, and for which there was no comparable reserve recorded in 2022.

See Note 2 for a discussion of the Company’s accounting policies for inventories.

Note 7 — Property, Plant, and Equipment, Net

Property, plant, and equipment, net consisted of the following:

	December 31,
	2022	2021	Useful lives
Machinery and equipment	$239,386	$245,983	3-15 years
Buildings	6,287	6,277	40 years
Data processing equipment	136,906	131,989	3-5 years
Leasehold improvements	235,115	203,503	1-10 years
Furniture and fixtures	249,508	228,818	5-10 years
Land	180	180
Property, plant, and equipment, gross	867,382	816,750
Less: accumulated depreciation	(612,112)	(594,880)
Property, plant, and equipment, net	$255,270	$221,870

Depreciation expense related to property, plant and equipment, including assets under finance leases, was $56.9 million, $56.2 million, and $65.1 million, for the years ended December 31, 2022, December 31, 2021, and December 31, 2020, respectively. Assets under finance leases are principally included in buildings and machinery and equipment in the table above. See Notes 3 and 5 for details regarding property, plant, and equipment impairments.

Note 8 — Intangible Assets

Finite-Lived Intangible Assets: The Company has the following identifiable finite-lived intangible assets, the net carrying value of which is reported in other intangible assets, net in the Company’s consolidated balance sheets:

	December 31, 2022
	Cost	Accumulated Amortization	Net Carrying Value	Useful lives
Franchise-related intangible assets	$73,225	$62,936	$10,289	4-19 years
Customer lists and relationships	22,437	19,436	3,001	2-20 years
Copyrights and designs	29,030	29,016	14	5-7 years
Other intangible assets, net	$124,692	$111,388	$13,304

	December 31, 2021
	Cost	Accumulated Amortization	Net Carrying Value	Useful lives
Franchise-related intangible assets	$73,225	$59,311	$13,914	4-19 years
Customer lists and relationships	58,911	49,154	9,757	2-20 years
Copyrights and designs	29,030	29,014	16	5-7 years
Other intangibles assets, net	$161,166	$137,479	$23,687

The Company is amortizing its intangible assets on a straight-line basis over its estimate of the useful lives of the assets. The amortization expense for finite-lived intangible assets for the years ended December 31, 2022, December 31, 2021, and December 31, 2020 was $6.1 million, $9.1 million, and $11.4 million, respectively. Estimated amortization expense for finite-lived intangible assets for each of the next five years will be approximately $2.9 million, $2.5 million, $2.1 million, $1.8 million, and $1.6 million, respectively.

In consideration of the Company’s contemplation of bankruptcy in the fourth quarter of 2022, it was concluded that certain customer relationship assets in the wholesale segment were impaired, and as a result, impairment charges on such assets of $4.9 million were recorded and are included within Goodwill and intangible asset impairments on the consolidated statements of operations and comprehensive (loss) income in the fourth quarter of 2022.

In the third quarter of 2020, as a result of decreased customer demand for the Company’s products due to COVID-19, it was concluded that certain finite-lived intangible assets were impaired. As a result, an impairment charge of $2.4 million was recorded and is included within Goodwill and intangible asset impairments on the consolidated statements of operations and comprehensive (loss) income.

Indefinite-Lived Intangible Assets (Trade Names): In addition to the Company’s finite-lived intangible assets, the Company has indefinite-lived intangible assets, most notably for the Party City and Amscan trade names. As of December 31, 2022 and 2021, the carrying values of the Company’s trade names were $94.7 million and $383.8 million, respectively.

In the fourth quarter of 2022, impairment indicators were identified that suggested the carrying values of the Company’s trade names could exceed their fair values, as the management began to contemplate filing for Chapter 11 bankruptcy for the Company and certain of its subsidiaries. Subsequent to December 31, 2022, the Company and certain of its subsidiaries filed for bankruptcy under Chapter 11 on January 17, 2023. In light of these circumstances, the Company tested its indefinite-lived trade names for impairment as of December 31, 2022. To test for potential impairment of our trade names, we prepared an estimate of the trade names using a discounted cash flow analysis based on the “relief from royalty” method, assuming that a third-party would be willing to pay a royalty in lieu of ownership for this intangible asset. This approach is dependent on many factors, including estimates of royalty rates and discount rates.

Based on this valuation, the Company recognized non-cash pre-tax trade name impairment charges of $289.0 million in fourth quarter of 2022, which includes a $262.0 million impairment charge against the Party City trade name, and a full impairment of the Amscan trade name and a trade name related to ancillary business ($26.0 million and $0.9 million, respectively). These charges are included within Goodwill and intangible asset impairments on the consolidated statements of operations and comprehensive (loss) income.

In the third and first quarters of 2020, the Company identified impairment indicators associated with the Company’s market capitalization and significantly reduced customer demand for its products due to COVID-19 and inevitably concluded that the fair value of certain of its trade names were lower than the related book values. As a result, impairment charges of $11.0 million and $135.2 million were recognized during the three months ended September 30, 2020 and March 31, 2020, respectively. These charges are included within Goodwill and intangible asset impairments on the consolidated statements of operations and comprehensive (loss) income.

Note 9 — Current and Long-Term Debt Obligations

Presentational Note

Due to the fact that the Chapter 11 Cases occurred after the balance sheet date in this report, the accompanying consolidated financial statements as of and for the period ending December 31, 2022 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The amount of indebtedness disclosed in this footnote has been prepared on this basis and do not reflect any adjustments to liabilities and assets that resulted from the Bankruptcy Court’s confirmation of our reorganization plan on October 12, 2023.

On January 17, 2023, the Company and certain of its direct and indirect domestic subsidiaries, excluding the Anagram Entities and the Company’s foreign subsidiaries, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code, in the United States Bankruptcy Court for the Southern District of Texas, Houston Division. The filing of the voluntary petitions triggered an event of default that accelerated the Company’s following debt obligations: a) its 8.750% senior secured first lien notes due 2026 (the “Fixed Rate Notes”); b) its 6.125% senior notes due 2023; c) its 6.625% senior notes due 2026, and d) its senior secured first lien floating rate notes due 2025 (the “Secured Floating Rate 2025 Notes” and, together with the Fixed Rate Notes, the “Secured Notes”). See Note 1 for a further discussion of the Chapter 11 Cases.

On March 30, 2023, the Anagram Entities notified the agents and trustees under the documents governing its (a) asset-backed revolving credit facility (the “Anagram ABL Credit Agreement”), (b) 15.00% senior secured first lien notes due 2025 (the “First Lien Anagram Notes Indenture”), and (c) 10.00% senior secured second lien notes due 2026 (collectively with the First Lien Anagram Notes Indenture, the “Anagram Notes Indentures,” and collectively with the Anagram ABL Credit Agreement, the “Anagram Financing Agreements”) of certain defaults or potential defaults that existed or could exist (the “Specified Anagram Defaults”) as a result of, among other things, Anagram International, Inc. making certain tax-related advances to the Company from February 2021 to January 2023 that exceeded the limitations in the Anagram Financing Agreements.

On April 4, 2023, the Anagram Entities and the agent under the Anagram ABL Credit Agreement entered into an agreement pursuant to which the required lenders under the Anagram ABL Credit Agreement and the agent waived the Specified Anagram Defaults retroactive to March 1, 2023, and the delivery of the Anagram Entities’ 2022 annual audited financial statements without qualification as to “going concern” or scope, and further amended the Anagram ABL Credit Agreement and the related security agreement.

On April 21, 2023, the Anagram Entities obtained the Anagram Notes Waivers (as defined herein), with the Anagram Notes Waivers being subject to the Anagram Entities obtaining, by May 19, 2023, an agreement on a new contract with a supplier. Anagram did not enter into a new contract with the supplier prior to filing for bankruptcy on November 8, 2023. Concurrently, with the effectiveness of the Anagram Notes Waivers, the Anagram Entities entered into supplemental indentures pursuant to the Anagram Notes Indentures whereby, among other things, the Anagram Entities were required to make additional payments-in-kind to the holders of Anagram Notes in an amount equal to 0.5% of aggregate principal outstanding and thereby increasing the principal amount of the Anagram Notes. On May 9, 2023, payments in-kind of $0.6 million and $0.5 million were made on the 15.00% PIK/Cash Senior Secured First Lien Notes due 2025 (the “First Lien Anagram Notes”) and the 10.00% PIK/Cash Senior Secured Second Lien Notes due 2026 (the “Second Lien Anagram Notes”), respectively.

On August 15, 2023, the Anagram Entities elected to not make the interest payment on the First Lien Anagram Notes. As provided in the indenture governing the First Lien Anagram Notes, the Anagram Entities entered the 30-day grace period to make the interest payment. The Anagram Entities did not make this interest payment within the grace period and did not make this interest payment prior to filing for Chapter 11 bankruptcy on November 8, 2023.

For information regarding a subsequent event related to Anagram’s Chapter 11 Cases and the developments related to the Stalking Horse bid to acquire the Anagram Entities, see “Note 1 - Organization, Description of Business, and Basis of Presentation - Subsequent Event - Anagram Bankruptcy.”

As a result of the Company’s bankruptcy declaration and the Specified Anagram Defaults, all of the Company’s long-term debt ($1.3 billion), with the exception of its finance lease obligations, has been classified as a current liability in the consolidated balance sheets as of December 31, 2022. Any efforts to enforce payment obligations on the Debtors’ debt agreements were automatically stayed as a result of the filing of the Chapter 11 Cases and the holders’ rights of enforcement in respect of the Debtors’ debt agreements are subject to the applicable provisions of the Bankruptcy Code.

Pre-emergence Debt

Prepetition ABL Facility

In February 2021, in conjunction with the issuance of the Fixed Rate Notes, the Company amended its existing Prepetition ABL Facility by reducing the commitments from $640.0 million to $475.0 million and extending the maturity to February 2026, or earlier as provided for in the agreement. In conjunction with the amendment, the Company wrote off a portion of existing deferred financing costs. Such amount was recorded in Other expense, net in the Company’s consolidated statements of operations and comprehensive (loss) income and included in Gain on debt repayment in the Company’s consolidated statements of cash flows. The remaining capitalized costs, and $2.4 million of new third-party costs incurred in conjunction with the amendment, were scheduled to be amortized over the revised term of the Prepetition ABL Facility.

The Prepetition ABL Facility was amended twice in 2022. On March 18, 2022, the Prepetition ABL Facility was amended to modify certain eligibility criteria with respect to the inventory component of the borrowing base. The changes lengthen the permitted in-transit time for eligible in-transit inventory being shipped from a location outside of the United States, subject to a cap on the aggregate amount of foreign in-transit inventory that is eligible to be reflected in the borrowing base.

On July 19, 2022, the Prepetition ABL Facility was further amended (the “July 2022 ABL Amendment”) to increase the aggregate commitments under the facility from $475.0 million to $562.1 million. The increase included the establishment of a new $17.1 million asset-based first-in, last-out revolving tranche (the “FILO Facility”). Commencing in March 2023, scheduled quarterly payments of the loans under the FILO Facility were required equal to 5.55% of the original principal amount of the FILO Facility as in effect on the date of the July 2022 ABL Amendment (with a corresponding reduction to the aggregate commitments under the FILO Facility). The balance of the FILO Facility had the same final stated maturity date as the other loans under the Prepetition ABL Facility, which was originally scheduled to occur in February 2026 (subject to a springing maturity at an earlier date, under certain circumstances, if the maturity date of certain other debt of Holdings had not been extended or refinanced).

The July 2022 ABL Amendment also replaced the London Interbank Offered Rate (“LIBOR”) as the interest rate benchmark under the Prepetition ABL Facility with the forward-looking term rate based on the Secured Overnight Financing Rate (as defined in the Prepetition ABL Facility), subject to a 0.10% credit spread adjustment (“Adjusted Term SOFR”). Pursuant to the July 2022 ABL Amendment, outstanding loans under the Prepetition ABL Facility bore interest at a rate per annum equal to the applicable margin plus, at the borrowers’ option, either (a) an alternate base rate (“ABR”), which was the highest of (i) the Administrative Agent’s prime rate, (ii) the federal funds effective rate plus 0.50%, and (iii) Adjusted Term SOFR for a one-month tenor plus 1.00%, or (b) Adjusted Term SOFR for the applicable interest period. Other than with respect to borrowings under the FILO Facility, the rates for the applicable margin for borrowings under the Prepetition ABL Facility remained unchanged, ranging from 0.50% to 0.75% with respect to ABR borrowings and from 1.50% to 1.75% with respect to Adjusted Term SOFR borrowings. The applicable margin for borrowings under the FILO Facility was 1.75% with respect to ABR borrowings and 2.75% with respect to Adjusted Term SOFR borrowings.

Lastly, the July 2022 ABL Amendment also modified certain other provisions of the Prepetition ABL Facility, including, among other things, to make certain changes to the excess availability trigger for the springing fixed charge coverage ratio covenant in connection with the commitment increase under the Prepetition ABL Facility. Pursuant to the ABL Amendment, Holdings was to comply with such financial covenant if excess availability under the Prepetition ABL Facility on any day was less than the greater of: (a) $46.0 million (increased from $40.0 million) and (b) 10% of the Total Line Cap (as defined therein). The fixed charge coverage ratio was the ratio of (i) Adjusted EBITDA (as defined in the facility) minus maintenance-related capital expenditures (as defined in the facility) to (ii) fixed charges (as defined in the facility).

Under the Prepetition ABL Facility, the borrowing base at any time equaled (a) a percentage of eligible trade receivables, plus (b) a percentage of eligible inventory, plus (c) a percentage of eligible credit card receivables, less (d) certain reserves.

In addition to paying interest on outstanding principal, the Company was required to pay a commitment fee of 0.25% per annum in respect of unutilized commitments. The Company was to also pay customary letter of credit fees.

All obligations under the Prepetition ABL Facility were jointly and severally guaranteed by PC Intermediate, Holdings, and each existing and future domestic subsidiary of Holdings. Holdings and each guarantor had secured its obligations, subject to certain exceptions and limitations, including obligations under its guaranty, as applicable, by a first-priority lien on its accounts receivable, inventory, cash and certain related assets and a second-priority lien on substantially all of its other assets.

The facility contained negative covenants that, among other things and subject to certain exceptions, restricted the ability of Holdings to:

•
incur additional indebtedness;
•
pay dividends on capital stock or redeem, repurchase, or retire capital stock;
•
make certain investments, loans, advances, and acquisitions;
•
engage in transactions with affiliates;
•
create liens; and
•
transfer or sell certain assets.

The Prepetition ABL Facility also contained certain customary affirmative covenants and events of default.

The filing of the Chapter 11 Cases discussed in Note 1 constitutes an event of default that accelerated the Company’s obligations under its Prepetition ABL Facility. Any efforts to enforce payment obligations on the Prepetition ABL Facility were automatically stayed as a result of the filing of the Chapter 11 Cases and the holders’ rights of enforcement in respect of the Debtors’ debt agreements are subject to the applicable provisions of the Bankruptcy Code.

In connection with entering into and amending the Prepetition ABL Facility, the Company incurred and capitalized third-party costs. All capitalized costs were being amortized over the life of the Prepetition ABL Facility and netted against the outstanding borrowings within loans and notes payable in the Company’s consolidated balance sheets. The balance of related unamortized financing costs at December 31, 2022 and December 31, 2021 was $3.2 million and $2.9 million, respectively. As a result of the Chapter 11 Cases, the Company wrote off the remaining $3.1 million of unamortized financing costs upon filing of the Chapter 11 Cases in the first quarter of 2023.

Outstanding borrowings under the Prepetition ABL Facility totaled $361.7 million at December 31, 2022 and $87.1 million at December 31, 2021. The weighted average interest rate for such borrowings was 6.85% at December 31, 2022 and 2.64% at December 31, 2021. Outstanding standby letters of credit totaled $37.9 million at December 31, 2022 and $24.9 million at December 31, 2021. After considering borrowing base restrictions, at December 31, 2022, Holdings had $75.4 million of available borrowing capacity under the terms of the facility and $192.4 million at December 31, 2021. Availability as of December 31, 2022 was based upon the borrowing base then in effect of $475.0 million, less $37.9 million of outstanding undrawn letters of credit and $361.7 million then drawn. As a result of the Chapter 11 Cases, the remaining capacity under the ABL was terminated on January 17, 2023.

As of the Effective Date of the Plan, Prepetition ABL Facility borrowings of $368.2 million were deemed repaid and refinanced in full by the New ABL Facility discussed below.

Anagram ABL Credit Agreement

On May 7, 2021, Anagram entered into the Anagram ABL Credit Agreement, which provided for a $15 million asset based revolving credit facility scheduled to mature in May 2024. It provided for (a) revolving loans, subject to a borrowing base described below, and (b) under the Anagram ABL Credit Agreement, Borrowers would be entitled to request letters of credit (“Letters of Credit”). The aggregate amount of outstanding Letters of Credit would be reserved against the credit availability and subject to a $3.0 million cap.

Under the Anagram ABL Credit Agreement and through April 3, 2023, the borrowing base at any time equaled (a) a percentage of eligible trade receivables, plus (b) a percentage of eligible inventory, plus (c) a percentage of eligible credit card receivables, less (d) certain reserves. Through April 3, 2023, the Anagram ABL Credit Agreement generally provided for the following pricing options: All revolving loans would bear interest, at Anagram’s election, at a per annum rate equal to either (a) a base rate, which represented for any day a rate equal to the greater of (i) the prime rate on such day subject to a 0% floor, (ii) the federal funds rate plus 0.5% and (iii) one-half of one percent per annum, in each case, plus a margin of 1.5% or (b) the Daily One Month LIBOR subject to a 0.5% floor, plus a margin of 2.5%.

In addition to paying interest on outstanding principal, Anagram was required to pay a commitment fee of 0.5% to 1% per annum in respect of unutilized commitments. Anagram was required to also pay customary letter of credit fees.

All obligations under the Anagram ABL Credit Agreement were jointly and severally guaranteed by Anagram and its subsidiaries. The Anagram ABL Credit Agreement contained covenants and events of default customary for such credit facilities. In connection with entering into the Anagram ABL Credit Agreement, the Company incurred and capitalized third-party costs. All capitalized costs were being amortized over the life of the Anagram ABL Credit Agreement and netted against the outstanding borrowings within loans and notes payable in the Company’s consolidated balance sheets. As of December 31, 2022, the balance of unamortized financing costs related to the Anagram ABL Credit Agreement was $0.8 million.

As of December 31, 2022, outstanding borrowings under the Anagram ABL Credit Agreement totaled $3.0 million and there was $11.4 million of availability under this facility. There were no amounts outstanding under the Anagram ABL Credit Agreement as of December 31, 2021.

As discussed earlier in this footnote, on or around March 23, 2023, the Company and the Anagram Entities became aware of the Specified Anagram Defaults under the Anagram ABL Credit Agreement, as a result of, among other things, distributions of tax-related amounts from February 2021 to January 2023 that exceeded the limitations in the Anagram Financing Agreements and in respect of the Anagram ABL Credit Agreement, certain other relief provided by the lenders thereunder. On or around March 30, 2023, the Anagram Entities notified the agent under the Anagram ABL Credit Agreement of the Specified Anagram Defaults by delivery of applicable notices of default.

On or around April 4, 2023, the Anagram Issuers and the agent under the Anagram ABL Credit Agreement entered into an agreement pursuant to which the required lenders thereunder waived the Specified Anagram Defaults defined therein, and any potential qualification as to “going concern” or scope in respect of the Anagram Entities’ 2022 annual audited financial statements, and certain other amendments. Also on April 4, 2023, the parties to the Anagram ABL Credit Agreement amended the Anagram ABL Credit Agreement to implement the benchmark transition thereunder from LIBOR to SOFR.

For information regarding a subsequent event related to Anagram’s Chapter 11 Cases and the developments related to the Stalking Horse bid to acquire the Anagram Entities, see “Note 1 - Organization, Description of Business, and Basis of Presentation - Subsequent Event - Anagram Bankruptcy.”

Long-Term Obligations

Long-term obligations at December 31, 2022 and December 31, 2021 consisted of the following:

	December 31, 2022				December 31, 2021
	Principal Amount	Gross Carrying Amount	Deferred Financing Costs*	Net Carrying Amount	Net Carrying Amount
8.75% Senior Secured First Lien Notes – due 2026	$750,000	$750,000	$(13,494)	$736,506	$732,957
6.125% Senior Notes — due 2023	22,924	22,924	(35)	22,889	22,834
6.625% Senior Notes — due 2026	92,254	92,254	(519)	91,735	91,591
First Lien Party City Notes – due 2025	161,669	188,842	—	188,842	198,004
First Lien Anagram Notes – due 2025	121,666	148,446	(1,574)	146,872	149,569
Second Lien Anagram Notes – due 2026	98,293	144,529	(824)	143,705	144,619
Finance lease obligations	11,588	11,588	—	11,588	12,988
Total long-term obligations	1,258,394	1,358,583	(16,446)	1,342,137	1,352,562
Less: current portion	(1,247,260)	(1,347,449)	16,446	(1,331,003)	(1,373)
Long-term obligations, excluding current portion	$11,134	$11,134	$—	$11,134	$1,351,189

* The Company incurred and capitalized third-party costs as deferred financing, which were being amortized over the life of the debt.

8.75% Senior Secured First Lien Notes – due 2026 (the “Fixed Rate Notes”)

In February 2021, Holdings issued $750 million of senior secured first lien notes at an interest rate of 8.750%. The Fixed Rate Notes were contractually scheduled to mature in February 2026. The Company used the proceeds from the Fixed Rate Notes to prepay the outstanding balance of $694.2 million under its existing Term Loan Credit Agreement, and the prepayment was made in accordance with the terms of such agreement.

In connection with the transaction, the Company wrote off a portion of the existing capitalized deferred financing costs and original issuance discounts. Additionally, the Company incurred $19 million of third-party fees, principally banker fees. The amounts expensed were recorded in Other expense, net in the Company’s consolidated statements of operations and comprehensive (loss) income and included in Gain on debt repayment in the Company’s consolidated statements of cash flows. As a result of the Chapter 11 Cases, the Company wrote off the remaining $13.3 million of unamortized financing costs, original issue discount, and call premium in the first quarter of 2023 to Reorganization items, net.

Interest on the Fixed Rate Notes was payable semi-annually in arrears on February 15th and August 15th of each year. The Fixed Rate Notes were guaranteed, jointly and severally, on a senior secured basis by each of Holdings’ existing and future domestic subsidiaries. The Fixed Rate Notes and related guarantees were secured by a first priority lien on substantially all assets of Holdings and the guarantors, except for the collateral that secures the senior credit facilities on a first lien basis, with respect to which the Fixed Rate Notes and related guarantees would have been secured by a second priority lien, in each case subject to permitted liens and certain exclusions and release provisions.

The indenture that governed the Fixed Rate Notes contained covenants that, among other things, limited Holdings’ ability and the ability of its restricted subsidiaries to:

•
incur additional indebtedness or issue certain disqualified stock or preferred stock;
•
create liens;

•
pay dividends or distributions, redeem, or repurchase equity;
•
prepay junior lien indebtedness, unsecured pari passu indebtedness, or subordinated indebtedness or make certain investments;
•
transfer or sell assets;
•
engage in consolidation, amalgamation or merger, or sell, transfer or otherwise dispose of all or substantially all of their assets; and
•
enter into certain transactions with affiliates.

The indenture that governed the notes also contained certain customary affirmative covenants and events of default.

As of the Effective Date of the Plan, the entire outstanding principal balance of $750 million of the Fixed Rates Notes was cancelled, and the duties and obligations of all parties thereto were deemed satisfied in full, canceled, released, discharged, and of no force or effect. Each holder of an Allowed Secured Notes Claim received (i) its Pro Rata (as defined in the Plan) share of the New PCHI Shares issued on the Effective Date on account of the Allowed Secured Notes Claims, representing 100% of the New PCHI Shares outstanding on the Effective Date, subject to dilution by the New PCHI Shares issued as DIP Reorganized Securities (as defined in the Plan), the New PCHI Shares issued in connection with the Rights Offering (including in partial satisfaction of the Backstop Commitment Premium), and the MIP Equity Pool and (ii) subscription rights to purchase up to its Pro Rata (as defined in the Plan) share of the securities comprising the Investment Package (as defined in the Plan) for an aggregate purchase price of $75 million offered in the Rights Offering in accordance with the Rights Offering Procedures (as defined in the Plan).

6.125% Senior Notes — Due 2023 (“6.125% Senior Notes”)

The 6.125% Senior Notes were contractually scheduled to mature on August 15, 2023. Interest on the notes was payable semi-annually in arrears on February 15 and August 15 of each year.

The notes were guaranteed, jointly and severally, on a senior basis by each of Holdings’ existing and future wholly-owned domestic subsidiaries. The notes and the guarantees were general unsecured senior obligations and were effectively subordinated to all other secured debt to the extent of the assets securing such secured debt.

The indenture that governed the notes contained certain covenants that limited, among other things and subject to certain exceptions, Holdings’ ability to:

•
incur additional indebtedness or issue certain disqualified stock and preferred stock;
•
pay dividends or distributions, redeem or repurchase equity;
•
prepay subordinated debt or make certain investments;
•
engage in transactions with affiliates;
•
consolidate, merge or transfer all or substantially all of Holdings’ assets;
•
create liens; and
•
transfer or sell certain assets.

The indenture that governed the notes also contained certain customary affirmative covenants and events of default.

The Company had the ability to redeem the notes, in whole or in part, at par.

In connection with issuing the notes, the Company incurred and capitalized third-party costs. Capitalized costs were being amortized over the life of the debt and were included in current portion of long-term obligations in the Company’s consolidated balance sheets. As a result of the Chapter 11 Cases, the Company wrote off the remaining unamortized financing costs of less than $100 thousand in the first quarter of 2023.

As of the Effective Date of the Plan, the entire outstanding principal balance of the 6.125% Senior Notes of $22.9 million was cancelled and the duties and obligations of all parties thereto were deemed satisfied in full, canceled, released, discharged, and of no force or effect. Holders of the 6.125% Senior Notes will receive a pro rata share of the general unsecured claim pool as per the General Unsecured Claims protocols set forth in the Plan.

6.625% Senior Notes — Due 2026 (“6.625% Senior Notes”)

The 6.625% Senior Notes were contractually scheduled to mature on August 1, 2026. Interest on the notes was payable semi-annually in arrears on February 1st and August 1st of each year.

The notes were guaranteed, jointly and severally, on a senior basis by each of Holdings’ existing and future wholly-owned domestic subsidiaries. The notes and the guarantees were general unsecured senior obligations and were effectively subordinated to all other secured debt to the extent of the assets securing such secured debt.

The indenture that governed the notes contained certain covenants limiting, among other things and subject to certain exceptions, Holdings’ ability to:

•
incur additional indebtedness or issue certain disqualified stock and preferred stock;
•
pay dividends or distributions, redeem or repurchase equity;
•
prepay subordinated debt or make certain investments;
•
engage in transactions with affiliates;
•
consolidate, merge or transfer all or substantially all of Holdings’ assets;
•
create liens; and
•
transfer or sell certain assets.

The indenture that governed the notes also contained certain customary affirmative covenants and events of default.

In connection with issuing the notes, the Company incurred and capitalized third-party costs. Capitalized costs were being amortized over the life of the debt and were included in current portion of long-term obligations in the Company’s consolidated balance sheets. As a result of the Chapter 11 Cases, the Company wrote off the remaining $0.5 million of unamortized financing costs in the first quarter of 2023.

As of the Effective Date of the Plan, the entire outstanding principal balance of the 6.625% Senior Notes of $92.3 million was cancelled and the duties and obligations of all parties thereto were deemed satisfied in full, canceled, released, discharged, and of no force or effect. Holders of the 6.625% Senior Notes will receive a pro rata share of the general unsecured claim pool as per the General Unsecured Claims protocols set forth in the Plan.

First Lien Party City Notes, First Lien Anagram Notes, Second Lien Anagram Notes

On July 30, 2020 (the “Settlement Date”), the Company and certain of its direct or indirect subsidiaries, including Holdings, Anagram Holdings, LLC, a Delaware limited liability company and wholly owned direct subsidiary of Holdings (“Anagram Holdings”), and Anagram International, Inc., a Minnesota corporation and wholly owned direct subsidiary of Anagram Holdings, completed certain refinancing transactions, including, among other things: (i) the exchange of $327.1 million of 6.125% Senior Notes contractually due 2023 (the “2023 Notes”) and $392.7 million of 6.625% Senior Notes contractually due 2026 (the “2026 Notes” and, together with the 2023 Notes, the “Existing Notes”) issued by Holdings, in each case tendered in the Company’s offers to exchange pursuant to the terms described in a confidential offering memorandum, for (A) $156.7 million of Secured First Lien Floating Rate Notes contractually due 2025 (the “First Lien Party City Notes”) issued by Holdings; (B) $84.7 million of 10.00% PIK/Cash Senior Secured Second Lien Notes due 2026 (the “Second Lien Anagram Notes”) issued by Anagram Holdings and Anagram International (together, the “Anagram Issuers”); and (C) 15,942,551 shares of the Company’s common stock, $0.01 par value per share (the “Common Stock”); (ii) the issuance of $110 million in the aggregate of 15.00% PIK/Cash Senior Secured First Lien Notes due 2025 (the “First Lien Anagram Notes”) by the Anagram Issuers and an additional $5 million of First Lien Party City Notes in connection with a rights offering and a private placement, as applicable; and (iii) the solicitations of certain consents with respect to the indentures governing Existing Notes.

The First Lien Party City Notes were issued pursuant to an indenture, dated as of the Settlement Date, among Holdings, as issuer, certain guarantors party thereto (the “Party City Guarantors”) and Ankura Trust Company, LLC

(“Ankura”), as trustee and collateral trustee. The First Lien Party City Notes were issued in an aggregate amount of $161.7 million and were scheduled to contractually mature on July 15, 2025. Interest on the First Lien Party City Notes accrued from the Settlement Date at a floating rate equal to the 6-month LIBOR plus 500 basis points (with a floor of 75 basis points) per annum, payable semi-annually in arrears on January 15 and July 15 of each year, commencing January 15, 2021. The First Lien Party City Notes were senior secured obligations of Holdings and the Party City Guarantors. The First Lien Party City Notes were pari passu in right of payment with all of Holdings’ other senior indebtedness, including the existing senior secured term loan facility and the Prepetition ABL Facility, and were structurally subordinated to the First Lien Anagram Notes and the Second Lien Anagram Notes, to the extent of the value of the Anagram Collateral (as defined below). The First Lien Party City Notes were secured by a first priority lien on collateral that included liens on substantially all assets (other than certain accounts, inventory, deposit accounts, securities accounts, related assets, and general intangibles) of the Party City Guarantors, in each case subject to certain exceptions and permitted liens.

In the first quarter of 2023, we recorded a credit adjustment of $27.2 million to Reorganization items, net, to reduce the carrying amount of the First Lien Party City Notes to the notes’ allowed claim amount.

As of the Effective Date of the Plan, the entire outstanding principal balance of the First Lien Party City Notes of $161.7 million was cancelled, and the duties and obligations of all parties thereto were deemed satisfied in full, canceled, released, discharged, and of no force or effect. Each holder of an Allowed Secured Notes Claim received (i) its Pro Rata (as defined in the Plan) share of the New PCHI Shares issued on the Effective Date on account of the Allowed Secured Notes Claims, representing 100% of the New PCHI Shares outstanding on the Effective Date, subject to dilution by the New PCHI Shares issued as DIP Reorganized Securities (as defined in the Plan), the New PCHI Shares issued in connection with the Rights Offering (including in partial satisfaction of the Backstop Commitment Premium), and the MIP Equity Pool and (ii) subscription rights to purchase up to its Pro Rata (as defined in the Plan) share of the securities comprising the Investment Package (as defined in the Plan) for an aggregate purchase price of $75 million offered in the Rights Offering in accordance with the Rights Offering Procedures (as defined in the Plan).

The First Lien Anagram Notes were issued pursuant to an indenture, dated as of the Settlement Date, among Anagram Holdings, as issuer, Anagram International, as co-issuer, certain guarantors party thereto (the “Anagram Guarantors”) and Ankura, as trustee and collateral trustee. The First Lien Anagram Notes were issued in an aggregate amount of $110 million and were scheduled to mature on August 15, 2025. Interest on the First Lien Anagram Notes accrued from the Settlement Date at (i) a rate of 10.00% per annum, payable in cash; and (ii) a rate of 5.00% per annum payable by increasing the principal amount of the outstanding First Lien Anagram Notes or issuing additional First Lien Anagram Notes, as the case may be, in each case payable semi-annually in arrears on February 15 and August 15 of each year, commencing February 15, 2021. The First Lien Anagram Notes were senior secured obligations of the Anagram Issuers and were pari passu in right of payment with all of the Anagram Issuers’ other senior indebtedness. The First Lien Anagram Notes were secured by a first priority lien on collateral that consists of substantially all assets and properties of the Anagram Issuers and the Anagram Guarantors, subject to certain exceptions and permitted liens (the “Anagram Collateral”). Such security interests were senior in priority to the security interests in such assets that secure the Second Lien Anagram Notes.

The Second Lien Anagram Notes were issued pursuant to an indenture, dated as of the Settlement Date, among Anagram Holdings, as issuer, Anagram International, as co-issuer, the Anagram Guarantors and Ankura, as trustee and collateral trustee. The Second Lien Anagram Notes were issued in an aggregate amount of $84.7 million and were scheduled to mature on August 15, 2026. Interest on the Second Lien Anagram Notes accrued from the Settlement Date at (i) a rate of 5.00% per annum, payable, at the Anagram Issuers’ option, entirely in cash or entirely by increasing the principal amount of the outstanding Second Lien Anagram Notes or issuing additional Second Lien Anagram Notes, as the case may be; and (ii) a rate of 5.00% per annum payable by increasing the principal amount of the outstanding Second Lien Anagram Notes or issuing additional Second Lien Anagram Notes, as the case may be, in each case payable semi-annually in arrears on February 15 and August 15 of each year, commencing February 15, 2021; provided, however, that on August 15, 2025, interest was scheduled to be required to be paid by increasing the principal amount of the Second Lien Anagram Notes or issuing the principal amount of the Second Lien Anagram Notes or issuing additional Second Lien Anagram Notes. On February 15, 2026, the Anagram Issuers were scheduled to prepay in cash a portion of the Second Lien Anagram Notes then outstanding in an amount necessary such that the Second Lien Anagram Notes are not treated as “applicable high yield discount obligations” within the meaning of Section 163(i) of the Internal Revenue Code of 1986, as amended. The Second Lien Anagram Notes were senior secured obligations of the Anagram Issuers and were pari passu in right of payment with all of the Anagram Issuers’ other senior indebtedness. The Second Lien Anagram Notes were secured by a second priority lien on the Anagram Collateral. Such security interests were junior to the security interests in such assets that secure the First Lien Anagram Notes.

The Company evaluated the refinancing transaction in accordance with ASC 470-60 Troubled Debt Restructuring. The exchange of the 2023 Notes and 2026 Notes for the First Lien Party City Notes, Second Lien Anagram Notes, and shares of Company Common Stock, as well as the concurrent purchase by the participants in the exchange of First Lien Anagram Notes represented a troubled debt restructuring (“TDR”). As the future undiscounted cash flows of the restructured debt were less than the net carrying value of the Existing Notes (including accrued interest and unamortized discount) adjusted for Common Stock issued to the participants in the exchange and such participants’ purchase of and lenders’ participation in the First Lien Anagram Notes, the Company recognized a gain of $273.1 million in 2020, which reflected $18.9 million of third-party fees incurred, and $27 million of Common Stock issued in the exchange. The Company received $39.5 million of cash from the participants in the exchange related to $44.5 million of principal amount of First Lien Anagram Notes with an undiscounted value of $82.2 million, which included interest expense. Interest expense was not recognized for this portion of the restructured debt.

Another portion of the restructured debt related to one holder of Existing Notes that did not result in gain recognition as the undiscounted cash flows of the restructured debt was higher than the carrying value of the existing debt. The carrying amount of this portion of the restructured debt was $32.3 million and the interest expense was recognized prospectively at a 3.5% effective interest rate. Amounts attributed to purchasers of the First Lien Anagram Notes who were not participants in the exchange (principal balance of $50.5 million) were recognized at consideration received less allocated transaction costs (netting to $45.7 million) and the effective interest method was used to recognize interest expense prospectively.

On August 15, 2022, 99.24% of holders of the First Lien Anagram Notes and 97.61% of holders of the Second Lien Anagram Notes (collectively, the “Anagram Notes”) had delivered their respective consents in connection with a previously announced solicitation of consents to certain waivers of compliance with the indentures governing the Anagram Notes. The total consent fee of $1.5 million for these waivers was paid on August 18, 2022. Anagram entered into supplemental indentures to affect these waivers (the “Anagram Notes Waivers”).

On or around March 23, 2023, the Company and the Anagram Entities became aware of the Specified Anagram Defaults under the documents governing the Anagram Notes Indentures as a result of, among other things, distributions of tax-related amounts from February 2021 to January 2023 that exceeded the limitations in the Anagram Financing Agreements. On or around March 30, 2023, the Anagram Entities notified the trustees under the Anagram Notes Indentures of the Specified Anagram Defaults by delivery of applicable notices of default.

On April 21, 2023, the Anagram Entities obtained the Anagram Notes Waivers, with the Anagram Notes Waivers being subject to the Anagram Entities obtaining, by May 19, 2023, an agreement on a new contract with a supplier. As of the date of this report, Anagram has not entered into a new contract with the supplier. Concurrently, with the effectiveness of the Anagram Notes Waivers, the Anagram Entities entered into supplemental indentures pursuant to the Anagram Notes Indentures whereby, among other things, the Anagram Entities were required to make additional payments-in-kind to the holders of Anagram Notes in an amount equal to 0.5% of aggregate principal outstanding and thereby increasing the principal amount of the Anagram Notes. On May 9, 2023, payments in-kind of $0.6 million and $0.5 million were made on the First Lien Anagram Notes and Second Lien Anagram Notes, respectively.

On August 15, 2023, the Anagram Entities elected to not make the interest payment on the First Lien Anagram Notes. As provided in the indenture governing the First Lien Anagram Notes, the Anagram Entities entered the 30-day grace period to make the interest payment. The Anagram Entities did not make this interest payment within the grace period and did not make this interest payment prior to filing for Chapter 11 bankruptcy on November 8, 2023.

The Anagram Entities entered into a forbearance agreement with both a majority of the holders of the First Lien Anagram Notes and a majority of the holders of the Second Lien Anagram Notes.

For information regarding a subsequent event related to Anagram’s Chapter 11 Cases and the developments related to the Stalking Horse bid to acquire the Anagram Entities, see “Note 1 - Organization, Description of Business, and Basis of Presentation - Subsequent Event - Anagram Bankruptcy.”

Subsequent Event - Entry into DIP Facility

On January 18, 2023, the Bankruptcy Court approved the Debtors proposed $150 million senior secured superpriority priming debtor-in-possession term loan credit facility (the “DIP Facility”) on an interim basis pursuant to the Interim Order for the DIP Facility. On January 19, 2023, certain of the Debtors entered into the credit agreement governing the DIP Facility along with certain financial institutions party thereto as lenders and Ankura Trust Company, LLC, as the administrative agent and collateral agent (the “DIP Credit Agreement”), and the closing of the DIP Facility occurred on the same day.

An initial draw of $75 million under the DIP Facility was made on January 19, 2023, and the proceeds were used in accordance with the DIP Facility budget to, among other things, (i) pay the administrative costs and expenses of the Chapter 11 Cases and the DIP Facility and (ii) fund general corporate purposes. A second draw of $75 million was made following the Bankruptcy Court’s entry of the order approving the DIP Facility on a final basis on March 3, 2023. The second draw of borrowings for $75 million was used for the same purposes as the first draw.

The DIP Facility was secured by perfected senior security interests and liens having the priorities set forth in the DIP Orders on substantially all assets of the Debtors, as further described in the DIP Orders.

The DIP Facility terminated on October 12, 2023 as part of the Debtors' emergence from the Chapter 11 Cases, as discussed in Note 1.

Loans under the DIP Facility bore interest at an adjusted secured overnight financing rate with a one-month tenor rate plus 10.00% per annum or an adjusted base rate plus 9.00% per annum. In addition, the DIP Facility provided for the following premiums and fees, as further described in the DIP Credit Agreement: (i) an upfront commitment premium equal to 8.00% of the total commitments that is payable in cash or paid-in-kind, i.e., as additional loans, (ii) an undrawn commitment fee equal to 0.50% per annum that is payable in cash, and (iii) a backstop commitment premium payable, at the election of the backstopping lenders, in (a) equity (or equity-linked securities) or (b) cash in an amount equal to 10.00% of the outstanding term loans held by such as of the date the DIP Facility terminates.

On October 12, 2023, the outstanding borrowings of the DIP Facility of $138.8 million were settled via the issuance of 9,339,564 New PCHI Shares. Such New PCHI Shares were issued to holders of Allowed DIP Claims on account of such holders’ DIP Loans (each as defined in the Plan).

Finance Lease Obligations

Additionally, the Company has entered into various finance leases for building, machinery, and equipment. At December 31, 2022 and December 31, 2021, the balances of such leases were $11.6 million and $13.0 million, respectively.

Other

Subject to certain exceptions, Holdings may not make certain payments, including the payment of dividends to its shareholders (“restricted payments”), unless certain conditions are met under the terms of the indentures governing the senior notes, the ABL Facility, and the Term Loan Credit Agreement. As of December 31, 2022, the most restrictive of these conditions existed in the Term Loan Credit Agreement, which limited restricted payments based on PCHI’s consolidated net income and leverage ratios. PCHI’s parent companies, PC Intermediate, PC Nextco and Party City Holdco, have no assets or operations other than their investments in their subsidiaries and income from those subsidiaries.

At December 31, 2022, the maturities of our debt consisted of the following:

	Long-Term Debt Obligations	Finance Lease Obligations	Totals
2023	$1,346,995	$454	$1,347,449
2024	—	449	449
2025	—	365	365
2026	—	407	407
2027	—	451	451
Thereafter	—	9,462	9,462
Long-term obligations	$1,346,995	$11,588	$1,358,583

Note: The table above is presented on a basis that is consistent with the balance sheet classification of the Company’s debt as of December 31, 2022. Accordingly, all debt with a stated maturity date within one year of December 31, 2022 or had an event of default resulting from the filing of the Chapter 11 Cases that accelerated the related debt obligation or that was impacted by the Specified Anagram Defaults is presented in the table above as maturing in 2023. A significant portion of this amount ($1.3 billion) has a stated contractual maturity date that is greater than twelve months from the December 31, 2022 balance sheet date. The amounts reflected in the Long-Term Debt Obligations column are presented as the gross principal payments owed and reduced for the impact of unamortized deferred financing costs.

Subsequent Event - Post-emergence Debt and Other Obligations

New ABL Credit Agreement

For a description of the New ABL Credit Agreement, see “Note 1 - Organization, Description of Business, and Basis of Presentation - Subsequent Event - Emergence from Chapter 11 Cases - Debt Securities and Agreements - New ABL Credit Agreement.”

Second Lien Notes

For a description of the Second Lien Notes, see “Note 1 - Organization, Description of Business, and Basis of Presentation - Subsequent Event - Emergence from Chapter 11 Cases - Debt Securities and Agreements - Second Lien Notes.”

Note 10 — Capital Stock

At December 31, 2022, the Company’s authorized capital stock consisted of 300,000,000 shares of $0.01 par value common stock and 15,000,000 shares of $0.01 par value preferred stock.

The changes in common shares outstanding during the three years ended December 31, 2020, December 31, 2021, and December 31, 2022 were as follows:

Common Shares Outstanding at December 31, 2019	94,461,576
Issuance of stock as part of debt refinancing	15,942,551
Vesting of shares to directors	81,843
Treasury stock purchases	(21,685)
Vesting of restricted stock and restricted stock units	203,328
Exercise of stock options	114,000
Common Shares Outstanding at December 31, 2020	110,781,613
Vesting of shares to directors	353,911
Treasury stock purchases	(706,458)
Vesting of restricted stock and restricted stock units	1,670,995
Exercise of warrants	366,503
Cancellation of restricted stock awards	(986,420)
Exercise of stock options	690,800
Common Shares Outstanding at December 31, 2021	112,170,944
Vesting of shares to directors	139,154
Treasury stock purchases	(1,291,315)
Vesting of restricted stock and restricted stock units	2,499,213
Cancellation of restricted stock awards	(8,773)
Common Shares Outstanding at December 31, 2022	113,509,223

During the year ended December 31, 2022, the Company purchased 1,291,315 treasury shares for $2.4 million from its employees to cover federal and state and other tax withholdings associated with the vesting of restricted stock and restricted stock units. During the year ended December 31, 2021, the Company purchased 706,458 treasury shares for $5.4 million from its employees to cover federal and state and other tax withholdings associated with the vesting of restricted stock and restricted stock units. Additionally, during the year ended December 31, 2020, the Company purchased 21,685 treasury shares for $0.1 million from its employees to cover federal and state and other tax withholdings associated with the vesting of restricted stock and restricted stock units. The shares are included in “common stock held in treasury” in the Company’s consolidated balance sheets.

Note 11 — Other (Income) Expense, Net

Other (income) expense, net consists of the following:

	Year ended December 31,
	2022	2021	2020
Undistributed (income) loss in equity method investments	$(1,467)	$(220)	$333
Foreign currency gain	(1,962)	(953)	(1,058)
Corporate development expenses	—	561	2,185
(Gain) loss on sale of assets	(157)	143	95
Other, net	(203)	(145)	2,160	*
Other (income) expense, net	$(3,789)	$(614)	$3,715

*2020 balance consists of expense related to Kazzam (see Note 21) and fees from international operations owned in 2020 (see Note 5).

Note 12 — Employee Benefit Plans

Prior to December 2021, certain subsidiaries of the Company maintained defined contribution plans for eligible employees.

Beginning December 2021, the Company consolidated all subsidiary defined contribution plans for eligible employees into one Company plan (the “Party City Holdings Inc. 401(k) Plan” or “Plan”), which qualifies under Section 401(k) of the Internal Revenue Code of 1986. The Plan is employee funded up to an elective annual deferral amount and also provides for Company matching contributions up to a certain percentage of the employee’s salary. The Company matches 100% of the first 3% of eligible employee contributions and 50% of the next 2% of eligible employee contributions, and the Company match contributions vest immediately. Expense for the plans for the years ended December 31, 2022, December 31, 2021, and December 31, 2020 totaled $8.2 million, $9.5 million and $8.6 million, respectively.

Note 13 — Equity Incentive Plans

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

Time-based options

Party City Holdco grants time-based options to key eligible employees and outside directors. In conjunction with the time-based options, the Company recorded compensation expense of $0.2, million $0.4 million, and $0.8 million during the years ended December 31, 2022, December 31, 2021, and December 31, 2020, respectively.

There were no time-based options granted during the year ended December 31, 2022.

The Company has based its estimated forfeiture rate on historical forfeitures for time-based options as the number of options given to each of the various levels of management is principally consistent with historical grants and forfeitures are expected to be materially consistent with past experience.

The Company’s time-based options principally vest 20% on each anniversary date. The Company records compensation expense for such options on a straight-line basis. As of December 31, 2022, there was $0.1 million of unrecognized compensation cost, which will be recognized over a weighted-average period of approximately 9 months.

Performance-based options

During 2013, Party City Holdco granted performance-based stock options to key employees and independent directors. For those performance-based options, vesting was contingent on Thomas H. Lee Partners, L.P. (“THL”) achieving specified investment returns when it sold its entire ownership stake in Party City Holdco. In June 2020, THL distributed its remaining shares. At the time of the THL distribution, there were 2,539,600 performance options outstanding with an average grant date fair value of $3.09. None of the performance-based options vested as the specified investment returns were not attained. The Company recorded compensation expense of $7.8 million for the year ended December 31, 2020 related to the performance-based options as per the accounting requirements for awards with market and performance conditions under ASC 718, "Compensation - Stock Compensation".

As Party City Holdco’s stock was not publicly traded when the performance-based options were granted, the Company determined volatility based on the average historical volatility of guideline companies.

The following table summarizes the changes in outstanding stock options for the years ended December 31, 2022.

	Options	Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2021	1,032,219	$10.18	$(4,754)	4.5
Granted	—	$-
Exercised	—	$-
Forfeited	(146,357)	$8.52
Outstanding at December 31, 2022	885,862	$10.45	$-	3.9
Exercisable at December 31, 2022	851,582	$10.37	$-	3.9
Expected to vest at December 31, 2022 (excluding performance-based options)	34,280	$12.43	$-	5.7

The intrinsic value of options exercised was $1.3 million and $0.3 million for the years ended December 31, 2021 and December 31, 2020, respectively. The Company received cash proceeds of $3.7 million and $0.1 million from stock option exercises during the years ended December 31, 2021 and 2020, respectively. There were no stock option exercises in 2022.

Restricted stock and Restricted Stock Units

The Company granted restricted stock and restricted stock units to certain executives, senior leaders, and the Company’s independent directors. To the extent that the awards vest, the participants receive shares of the Company’s stock.

The Company awarded restricted stock units based solely on service conditions. To the extent that such awards vest, one share of stock is issued for each award. These awards generally vest 1/3 per year over a 3-year period. In 2022, 2021, and 2020 2,602,529, 1,361,289, and 614,939 units were awarded, respectively.

During the years ended December 31, 2022, 2021, and 2020, the Company recorded $5.2 million, $2.6 million, and $2.1 million of compensation expense related to the service-based awards, respectively.

The Company has based its estimated forfeiture rate for the restricted stock units and restricted stock on historical forfeitures for the Company’s time-based stock options as the number of awards given to each of the various levels of management is principally consistent with historical stock option grants and forfeitures are expected to be materially consistent with past experience.

As of December 31, 2022 there was $8.0 million of unrecognized compensation cost for the service-based awards, which will be recognized over a weighted-average period of approximately 1.8 years.

Performance-based restricted stock units (PRSUs)

On July 18, 2020, 6,448,276 performance-based restricted stock units (“PRSUs”) and Restricted Cash awards with market conditions were granted to certain executive officers and other employees. The performance period is three years from the grant date. The PRSUs and Restricted Cash become earned in a given period if the volume weighted average of the fair market value per share of the Common Stock meets or exceeds $2.50, $5.00, $7.50, and $10.00, respectively, for a period of not less than 90 consecutive days on the New York Stock Exchange and are subject to up to a two-year vesting period after the achievement of these thresholds. The PRSUs and Restricted Cash awards are measured at fair value based on Monte Carlo simulation models, based on the assumptions in the table below. The PRSUs will be settled in Party City common stock and are accounted for as equity awards and the Restricted Cash will be settled in cash and are accounted for as liability awards.

Expected dividend rate	—%
Risk-free interest rate	0.30% to 2.99%
Volatility	106.31% to 140.02%
Weighted average grant date fair value	$1.02

In 2022, the Company granted 1,443,692 of PRSUs that vest 1/3 per year over a 3-year period only if certain annual and cumulative cash flow and earnings per share targets are met. For the year ended December 31, 2022, no expense was recognized for these awards because management does not expect the Company to achieve the minimum performance target thresholds required.

During the years ended December 31, 2022, 2021, and 2020, the Company recorded $1.3 million, $3.8 million, and $1.5 million of compensation expense, respectively, related to the grants of PRSUs and Restricted Cash awards made in 2020. At December 31, 2022, there was $0.3 million of total unrecognized compensation cost related to these awards, which is expected to be recognized over 0.7 years.
Note 14 — Income Taxes

As outlined in Note 9 - Current and Long-Term Debt Obligations, on July 30, 2020, the Company and certain of its direct or indirect subsidiaries, completed certain refinancing transactions and as a result a substantial amount of the Company’s debt was extinguished. Absent an exception, a debtor recognizes cancellation of indebtedness income (CODI) upon discharge of its outstanding indebtedness for an amount of consideration that is less than its adjusted issue price. Since the Company was considered insolvent for tax purposes immediately before the exchange, CODI can be excluded from taxable income to the extent that the Company’s liabilities exceeded the fair market value of its gross assets at the date of the exchange. However, the Company must reduce certain of its tax attributes by the amount of any CODI excluded from taxable income, as limited by Section 1017(b)(2) of the Internal Revenue Code of 1986, as amended. The actual reduction in tax attributes occurs after the determination of tax for the year of the debt discharge and takes effect on the first day of the Company’s tax year subsequent to the date of the refinancing transactions, or January 1, 2021. As a result of the refinancing transactions, the Company realized CODI of $552.7 million, of which $501.0 million was excluded from taxable income because of the insolvency exception. After application of the Section 1017(b)(2) limitation, the Company reduced its tax attributes and related deferred taxes by $217.5 million ($47.7 million, tax effected), with the balance of $283.5 million ($59.5 million, tax effected), treated as a permanent difference. The Company also has reduced its net operating loss carryforward by $0.5 million and its foreign tax credit carryforward by $4.1 million.

The following table summarizes domestic and foreign (loss) income before income taxes for the years ended December 31, 2022, 2021, and 2020 (in thousands of dollars):

	Year Ended December 31,
	2022	2021	2020
Domestic	$(963,137)	$193	$(542,046)
Foreign	4,013	(1,067)	(143,064)
Loss before income taxes	$(959,124)	$(874)	$(685,110)

Income tax (benefit) expense for the years ended December 31, 2022, 2021, and 2020 consisted of the following (in thousands of dollars):

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$2,032	$9,491	$(61,528)
State	864	911	(1,639)
Foreign	203	461	1,599
Total current income tax expense (benefit)	3,099	10,863	(61,568)
Deferred:
Federal	(18,888)	(6,707)	(70,440)
State	(443)	1,356	(19,252)
Foreign	(262)	196	(5,393)
Total deferred income tax benefit	(19,593)	(5,155)	(95,085)
Income tax (benefit) expense	$(16,494)	$5,708	$(156,653)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Deferred income tax assets and liabilities as of December 31, 2022 and 2021 consisted of the following (in thousands of dollars):

	December 31,
	2022	2021
Deferred income tax assets:
Inventory reserves and capitalization	$13,914	$20,007
Allowance for doubtful accounts	2,246	1,884
Accrued liabilities	9,863	9,624
Equity-based compensation	4,456	4,316
Federal tax loss carryforwards	6,560	—
State tax loss carryforwards	13,486	8,433
Foreign tax loss carryforwards	1,487	2,586
Debt exchange basis difference	34,788	47,853
Section 163(j) Interest Limitation	53,455	18,126
Lease liabilities	213,445	198,332
Amortization of goodwill and other assets	11,893	—
Capitalized refinancing and other costs	2,662	4,692
Other	2,326	3,129
Deferred income tax assets before valuation allowances	370,581	318,982
Less: valuation allowances	(120,417)	(12,608)
Deferred income tax assets, net	$250,164	$306,374
Deferred income tax liabilities:
Depreciation	$49,048	$42,548
Trade name	24,507	99,039
Amortization of goodwill and other assets	—	13,065
Foreign earnings expected to be repatriated	933	969
Lease right of use assets	182,487	175,942
Other	2,317	4,006
Deferred income tax liabilities	$259,292	$335,569
Net deferred income tax liabilities	$9,128	$29,195

The Company nets all of its deferred income tax assets and liabilities on a jurisdictional basis and classifies them as noncurrent on the consolidated balance sheets. As of December 31, 2022 and 2021, net deferred income tax liabilities were reported as $9.1 million and $29.2 million, respectively, in the consolidated balance sheets.

Management assesses the available positive and negative evidence to estimate if sufficient taxable income will be generated to realize existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2022. We perform scheduling exercises to determine if sufficient taxable income of the appropriate character exists in the periods required in order to realize our deferred tax assets with limited lives prior to their expiration. On the basis of this evaluation, a valuation allowance of $120.4 million, primarily due to additions of $108.9 million, was recorded as of December 31, 2022 to reduce the total deferred tax assets to an amount that will, more-likely-than-not, be realized in the future.

As of December 31, 2022, the Company had tax effected federal net operating losses of $6.6 million that may be carried forward indefinitely, and foreign tax-effected net operating loss carryforwards in Mexico of $1.5 million, which begin to expire in 2024. In addition, the U.S. state net operating loss carryforwards begin to expire in 2023, with the majority expiring in 15 to 20 years, or having no expiration date.

The difference between the Company’s effective income tax rate and the U.S. statutory income tax rate for the years ended December 31, 2022, 2021, and 2020 is as follows:

	Year ended December 31,
	2022	2021	2020
Tax provision at U.S. statutory income tax rate	21.0%	21.0%	21.0%
State income tax, net of federal income tax	(0.1)	(205.0)	2.4
Valuation allowances	(8.5)	23.1	(2.7)
GILTI and foreign-derived intangible income	(0.1)	83.8	—
Foreign earnings	—	(37.5)	1.3
U.S. — foreign rate differential	—	(35.3)	0.4
CARES Act: 5-year NOL carryback	—	—	2.9
Debt exchange – cancellation of debt	—	—	8.7
Goodwill impairment	(10.3)	—	(10.3)
Uncertain tax positions	(0.1)	(560.2)	(1.4)
Other	(0.2)	57.0	0.6
Effective income tax rate	1.7%	(653.1)%	22.9%

2022 Tax Rate: The effective income tax rate of 1.7% is different from the statutory rate of 21%, primarily due to the impact of non-cash goodwill impairment charges and the increase of the valuation allowance against our deferred tax assets.

CARES Act: On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act (“the CARES Act”) was signed into law. The CARES Act was a $2 trillion legislative package intended to provide economic relief to companies impacted by the COVID-19 pandemic, and it included: 5-year net operating loss carryback, temporary relaxation of the limitations on interest deductions, qualified improvement property eligible for bonus depreciation, employee retention tax credits, and deferral of payment of payroll tax. The carry back of the 2020 net operating loss to prior years when the federal statutory rate was 35% resulted in the 2.9% effective income tax rate benefit above.

Cancellation of Debt: As discussed above, in July 2020, the Company and certain of its direct or indirect subsidiaries completed certain refinancing transactions and as a result a substantial amount of the Company’s debt was extinguished. $59.5 million of the cancellation of debt income was excluded from income, which resulted in a tax benefit of 8.7% on the effective income tax rate.

Goodwill Impairment: During 2022 and 2020, the Company recognized non-cash goodwill impairment charges totaling $568.6 million and $401.4 million, respectively. No tax benefit was recognized on $468.8 million and $336.2 million of the 2022 and 2020 charges, respectively, resulting in unfavorable impacts to the income tax rate of 10.3% and 10.3% for the years ended December 31, 2022 and 2020, respectively.

Other: In 2021, the Other line includes reconciling items above 5% of the U.S. statutory income tax rate, and their impact to the effective income tax rate is significantly influenced by the small pretax loss. These items are not individually significant, with the largest item less than $1.0 million in tax. These Other differences between the effective income tax rate and the U.S. statutory income tax rate are composed primarily of compensation related items and the Work Opportunity Tax Credit.

Transition Tax on Unremitted Foreign Earnings: The Tax Cuts and Jobs Act of 2017 (the “Act”) significantly changed U.S. tax law, including lowering the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018, and implementing a one-time “deemed repatriation” tax on unremitted earnings accumulated in non-U.S. jurisdictions since 1986 (the “Transition Tax”). At December 31, 2022, $4.2 million of the Transition Tax remains unpaid and is recorded in “Other long-term liabilities” in the Company’s consolidated balance sheets. The Company has elected to pay the Transition Tax over eight annual installments without interest.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits for the years ended December 31, 2022, 2021, and 2020 (in thousands of dollars):

	Year ended December 31,
	2022	2021	2020
Balance at beginning of year	$15,021	$13,890	$4,891
Increases related to current period tax positions	485	3,759	8,186
Increases related to prior period tax positions	735	3,885	1,061
Decreases related to settlements	(1,675)	(6,245)	—
Decreases related to lapsing of statutes of limitations	—	(268)	(248)
Balance at end of year	$14,566	$15,021	$13,890

The Company’s total unrecognized tax benefits that, if recognized, would impact the Company’s effective income tax rate are $11.1 million and $11.6 million at December 31, 2022 and 2021, respectively.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company has accrued $0.8 million and $0.5 million for the potential payment of interest and penalties at December 31, 2022 and 2021, respectively. Such amounts are not included in the table above.

Tax years 2019 – 2022 are open for examination for U.S. federal income tax purposes, and the IRS is currently examining the 2021 Tentative Refund Claim filed by the Company. For U.S. state income tax purposes, tax years 2018-2022 generally remain open; for non-U.S. income tax purposes, tax years 2018-2022 generally remain open.

Note 15 — Commitments, Contingencies and Related Party Transactions

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

At December 31, 2022, the Company’s commitment to pay future minimum product royalties was as follows:

Future Minimum Royalty Payments
2023	$15,692
2024	6,405
2025	1,010
Thereafter	—
$23,107

Product royalty expense for the years ended December 31, 2022, December 31, 2021, and December 31, 2020 was $36.9 million, $33.1 million, and $33.3 million, respectively.

Related Party Transactions

In the ordinary course of business, the Company is involved in transactions with certain of its equity method investees, primarily for the purchase of finished goods inventory. For the years ended December 31, 2022 and 2021, the Company purchased inventory of $82.2 million and $59.5 million, respectively, from one of its equity method investees. As of December 31, 2022 and 2021, approximately $16.1 million and $30.4 million of these purchases are reflected in finished goods inventory, respectively. As of December 31, 2022 and 2021, the Company had accounts payable of $17.1 million and $18.3 million, respectively, related to such transactions.

Note 16 — Segment Information

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

The Company’s industry segment data for the years ended December 31, 2022, December 31, 2021, and December 31, 2020 are as follows:

	Wholesale	Retail	Consolidated
Year ended December 31, 2022
Net sales before eliminations	$1,182,917	$1,775,626	$2,958,543
Eliminations	(788,665)	—	(788,665)
Total revenues	$394,252	$1,775,626	$2,169,878
Loss from operations	$(405,989)	$(454,277)	$(860,266)
Interest expense, net			102,647
Other income, net			(3,789)
Loss before income taxes			$(959,124)
Depreciation and amortization	$19,160	$43,871	$63,031
Capital expenditures	$(15,457)	$(82,082)	$(97,539)
Total assets	$1,137,772	$882,225	$2,019,997

For the year ended December 31, 2022, one customer accounted for approximately 12% of total wholesale segment revenues.

	Wholesale	Retail	Consolidated
Year ended December 31, 2021
Net sales before eliminations	$990,636	$1,769,986	$2,760,622
Eliminations	(589,562)	—	(589,562)
Total revenues	$401,074	$1,769,986	$2,171,060
(Loss) income from operations	$(28,492)	$113,124	$84,632
Interest expense, net			87,226
Other income, net			(614)
Gain on debt refinancing			(1,106)
Loss before income taxes			$(874)
Depreciation and amortization	$21,778	$43,832	$65,610
Capital expenditures	$(22,572)	$(56,650)	$(79,222)
Total assets	$1,355,010	$1,356,890	$2,711,900

	Wholesale	Retail	Consolidated
Year ended December 31, 2020
Net sales before eliminations	$940,228	$1,382,325	$2,322,553
Eliminations	(471,863)	—	(471,863)
Total revenues	$468,365	$1,382,325	$1,850,690
Loss from operations	$(303,663)	$(573,838)	$(877,501)
Interest expense, net			77,043
Other expense, net			3,715
Gain on debt refinancing			(273,149)
Loss before income taxes			$(685,110)
Depreciation and amortization	$25,813	$50,693	$76,506
Capital expenditures	$(22,206)	$(28,922)	$(51,128)
Total assets	$1,123,322	$1,683,133	$2,806,455

Geographic Regions

Export sales of metallic balloons of $38.0 million, $55.8 million, and $19.8 million during the years ended December 31, 2022, December 31, 2021, and December 31, 2020, respectively, are included in domestic sales to unaffiliated customers below. Intercompany sales between geographic areas primarily consist of sales of finished goods and are generally made at cost plus a share of operating profit.

The Company’s geographic area data is as follows:

	Domestic	Foreign	Eliminations	Consolidated
Year ended December 31, 2022
Revenues:
Net sales to unaffiliated customers	$2,109,888	$59,990	$—	$2,169,878
Net sales between geographic areas	12,007	4,930	(16,937)	—
Total revenues	$2,121,895	$64,920	$(16,937)	$2,169,878
(Loss) income from operations	$(862,219)	$1,954	$—	$(860,266)
Interest expense, net				102,647
Other income, net				(3,789)
Loss before income taxes				$(959,124)
Depreciation and amortization	$61,587	$1,444		$63,031
Total long-lived assets (excluding goodwill, trade names and other intangible assets, net)	$266,830	$5,271		$272,101
Total assets	$1,961,675	$58,322	$—	$2,019,997

	Domestic	Foreign	Eliminations	Consolidated
Year ended December 31, 2021
Revenues:
Net sales to unaffiliated customers	$2,095,849	$75,211	$—	$2,171,060
Net sales between geographic areas	17,798	10,067	(27,865)	—
Total revenues	$2,113,647	$85,278	$(27,865)	$2,171,060
Income (loss) from operations	$86,095	$(1,463)	$—	$84,632
Interest expense, net				87,226
Other income, net				(1,720)
Loss before income taxes				$(874)
Depreciation and amortization	$63,755	$1,855		$65,610
Total long-lived assets (excluding goodwill, trade names and other intangible assets, net)	$242,396	$5,425		$247,821
Total assets	$2,657,333	$54,567	$—	$2,711,900

	Domestic	Foreign	Eliminations	Consolidated
Year ended December 31, 2020
Revenues:
Net sales to unaffiliated customers	$1,581,294	$269,396	$—	$1,850,690
Net sales between geographic areas	167,945	113,828	(281,773)	—
Total revenues	$1,749,239	$383,224	$(281,773)	$1,850,690
(Loss) income from operations	$(644,338)	$14,189	$(247,352)	$(877,501)
Interest expense, net				77,043
Other income, net				(269,434)
Loss before income taxes				$(685,110)
Depreciation and amortization	$70,586	$5,920		$76,506
Total long-lived assets (excluding goodwill, trade names and other intangible assets, net)	$103,885	$24,746		$128,631
Total assets	$2,518,490	$287,965	$—	$2,806,455

Note 17 — Leases

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”, which requires that companies recognize assets and liabilities for the rights and obligations created by the companies’ leases and was effective for the Company during the first quarter of 2019. Upon adoption of ASU 2016-02, the Company elected the following practical expedients to be applied consistently to all leases:

1.
The Company did not reassess whether any expired or existing contracts are or contain leases.
2.
The Company did not reassess the lease classification for any expired or existing leases.
3.
The Company did not reassess initial direct costs for any existing leases.

Under ASU 2016-02, an entity may also elect a practical expedient to use hindsight in determining the lease term and in assessing impairment of the entity’s right-of-use assets. The Company did not elect this practical expedient.

Additionally, under ASU 2016-02, lessees can make an accounting policy election (by class of underlying asset to which the right of use relates) to apply accounting similar to legacy accounting to leases that meet the standard’s definition of a “short-term lease” (a lease that, at the commencement date, has a lease term of twelve months or less and does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise). The Company made this election for all classes of underlying assets.

Further, ASU 2016-02 provides a practical expedient that permits lessees to make an accounting policy election (by class of underlying asset) to account for each separate lease component of a contract and its associated non-lease components as a single lease component. The Company has elected this expedient for all asset classes, with the exception of its real estate.

Lease Population

The Company’s lease portfolio is primarily comprised of real estate leases for its permanent Party City stores. The Company also leases manufacturing facilities, distribution facilities, warehouse space, and office space. Additionally, the Company enters into short leases (generally less than four months) in order to operate its temporary stores. Further, the Company enters into leases of equipment, copiers, printers, and automobiles.

Substantially all of the Company’s leases are operating leases.

The Company’s finance leases are immaterial. The right-of-use asset for the Company’s finance leases is included in Property, plant and equipment, net on the Company’s consolidated balance sheets. The liabilities for the Company’s finance leases are included in Current portion of long-term obligations and Long-term obligations, excluding current portion, on the Company’s consolidated balance sheets.

The Company’s sub-leases are also immaterial.

Additionally, for most store leases, the Company pays variable taxes and insurance.

Renewal Options

Many of the Company’s store leases, and certain of the Company’s other leases, contain renewal options. However, the renewal periods are generally not included in the right-of-use assets and lease liabilities for such leases as exercise of the renewal options is not reasonably certain.

Discount Rates

The Company is unable to determine the discount rates that are implicit in its operating leases. Therefore, for such leases, the Company uses its incremental borrowing rate as the discount rate.

For leases that existed as of January 1, 2019, the Company determined the applicable incremental borrowing rates for such leases based on the remaining lease terms for the leases as of such date.

Presentational Note

Due to the fact that the Chapter 11 Cases occurred after the balance sheet date in this report, the accompanying consolidated financial statements as of and for the period ending December 31, 2022 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The amount of lease obligations disclosed in this footnote have been prepared on this basis and do not reflect any adjustments to liabilities and assets that resulted from the Bankruptcy Court’s confirmation of our reorganization plan on October 12, 2023.

As part of its bankruptcy reorganization plan, the Company restructured the remaining term and economics of certain retail and non-retail properties within its lease portfolio, including permanent abandonment of certain leases. In particular, for its retail leases, management attempted to tailor such negotiations to a particular store’s current and future performance, location, and size to ensure economic stability and reduce future performance risk. In addition, on March 28, 2023, the Company executed an amendment to its Naperville, IL (“Naperville”) facility lease as part of a plan to consolidate its party goods distribution activities into its Chester, NY (“Chester”) facility. This amendment became effective upon our emergence from bankruptcy on October 12, 2023, and the Company exited its e-commerce distribution facility in Naperville at the end of 2023, with the Chester facility assuming e-commerce distribution activities.

Ultimately, the actions discussed above resulted in the abandonment of 68 unexpired store leases, as well as the renegotiation of a substantial portion of the Company’s remaining lease portfolio.

Quantitative Disclosures

During the years ended December 31, 2022, 2021, and 2020, the Company’s operating lease cost was $175.7 million, $181.6 million, and $189.9 million, respectively. Such amounts exclude any impairment charges recorded.

The Company’s variable lease cost during the years ended December 31, 2022, 2021, and 2020 were $27.6 million, $27.1 million, and $27.4 million, respectively.

During the years ended December 31, 2022, 2021, and 2020 cash paid for amounts included in the measurement of operating lease liabilities was $163.3 million, $223.9 million, and $140.7 million, respectively.

During the years ended December 31, 2022, 2021, and 2020 right-of-use assets obtained in exchange for new operating lease liabilities were $144.8 million, $101.7 million and $70.5 million, respectively.

As of December 31, 2022 and 2021, the weighted-average remaining lease term for operating leases was 8 years and 5 years, respectively, and the weighted-average discount rate for operating leases was 9.70% and 8.6%, respectively.

Set forth below is a summary of our contractual lease obligations as of December 31, 2022 (in thousands of dollars). As discussed above, as part of its bankruptcy reorganization plan, the Company restructured the remaining term and economics of certain retail and non-retail properties within its lease portfolio, including permanent abandonment of certain leases, in 2023. The obligations set forth in the table below reflect our lease contracts as of December 31, 2022 and do not reflect the impact of the lease restructurings and abandonments executed in 2023.

Future Minimum Operating Lease Payments
2023	$194,180
2024	169,205
2025	165,829
2026	132,144
2027	106,834
Thereafter	414,668
Total undiscounted cash flows	1,182,860
Less: Interest	(378,135)
Total operating lease liability	804,725
Less: Current portion of operating lease liability	(119,605)
Long-term portion of operating lease liability	$685,120

Note 18 — Fair Value Measurements

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

The majority of the Company’s non-financial instruments, which include goodwill, intangible assets, inventories and property, plant, and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or at least annually for goodwill and indefinite-lived intangible assets), a non-financial instrument is required to be evaluated for impairment. If the Company determines that the non-financial instrument is impaired, the Company would be required to write down the non-financial instrument to its fair value. See Notes 3, 4, and 8 for further details on impairments recorded on goodwill, intangible assets, and other long-lived assets.

The carrying amounts for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximated fair value at December 31, 2022 because of the short-term maturities of the instruments and/or their variable rates of interest.

The carrying amounts and fair values of borrowings under the Term Loan Credit Agreement and the senior notes as of December 31, 2022 are as follows:

	Gross Carrying Amount	Fair Value
8.75% Senior Secured First Lien Notes – due 2026	$750,000	$213,750
6.125% Senior Notes — due 2023	22,924	1,146
6.625% Senior Notes — due 2026	92,254	3,133
First Lien Party City Notes – due 2025	188,842	50,778
First Lien Anagram Notes – due 2025	148,446	141,165
Second Lien Anagram Notes – due 2026	144,529	95,096

The fair values of the Term Loan Credit Agreement and the senior notes represent Level 2 fair value measurements as the debt instruments trade in inactive markets. The carrying amounts for other long-term debt approximated fair value at December 31, 2022 based on the discounted future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturity.

Note 19 — Changes in Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) consisted of the following:

	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at December 31, 2021	$3,541	$—	$3,541
Other comprehensive loss, net of tax	(1,686)	—	(1,686)
Balance at December 31, 2022	$1,855	$—	$1,855

	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at December 31, 2020	$(31,264)	$1,348	$(29,916)
Other comprehensive loss before reclassifications, net of tax	(1,784)	77	(1,707)
Release of cumulative foreign currency translation adjustment to net loss as a result of disposition of international operations	36,589	(1,422)	35,167
Amounts reclassified from accumulated other comprehensive income to the consolidated statements of operations and comprehensive income, net of tax	—	(3)	(3)
Other comprehensive income	34,805	(1,348)	33,457
Balance at December 31, 2021	$3,541	$—	$3,541

	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at December 31, 2019	$(37,434)	$1,700	$(35,734)
Other comprehensive income before reclassifications, net of tax	6,170	(495)	5,675
Amounts reclassified from accumulated other comprehensive loss to the consolidated statements of operations and comprehensive loss, net tax	—	143	143
Other comprehensive income	6,170	(352)	5,818
Balance at December 31, 2020	$(31,264)	$1,348	$(29,916)

Note 20 — Revenue from Contracts with Customers

The Company recognizes revenue as per the five-step model in ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” (“ASU 2014-09”)

Revenue Transactions — Retail

Revenue from retail store operations is recognized at the point of sale as control of the product is transferred to the customer at such time. Retail e-commerce sales are recognized when the consumer receives the product as control transfers upon delivery. Due to its extensive history operating as the largest party goods retailer in North America, the Company has sufficient history with which to estimate future retail sales returns, and it uses the expected value method to estimate such activity.

The transaction price for the Company’s retail sales is based on either: 1) the item’s stated price or 2) the stated price adjusted for the impact of a coupon, which can only be applied to such transaction. To the extent that the Company charges customers for freight costs on e-commerce sales, the Company records such amounts in revenue. Sales taxes and value-added taxes are excluded from revenue.

Under the terms of its agreements with its franchisees, the Company provides both: 1) brand value (via significant advertising spend) and 2) support with respect to planograms, in exchange for a royalty fee that ranges from 4% to 6% of the franchisees’ sales. The Company records the royalty fees at the time that the franchisees’ sales are recorded. Additionally, although the Company anticipates that future franchise store openings will be limited, when a franchisee opens a new store, the Company receives and records a one-time fee that is earned by the Company for its assistance with site selection and development of the new location. Both the sales-based royalty fee and the one-time fee are recorded in royalties and franchise fees in the Company’s consolidated statements of operations and comprehensive (loss) income.

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

In most cases, the determination of the transaction price is fixed based on the contract and/or purchase order. To the extent that the Company charges customers for freight costs, the Company records such amounts in revenue. Sales taxes and value-added taxes are excluded from revenue.

The majority of the sales for the Company’s wholesale business are due within 30 to 120 days from the transfer of control of the product, and substantially all of the sales are collected within a year from such transfer. For all transactions for which the Company expects to collect the transaction price within a year from the transfer of control, the Company does not adjust the consideration for the effects of a significant financing component as per the practical expedient set forth in ASU 2014-09.

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

Other Revenue Topics

During the years ended December 31, 2022, December 31, 2021, and December 31, 2020, impairment losses recognized on receivables arising from the Company’s contracts with customers were immaterial.

As a significant portion of the Company’s revenue is either: 1) part of a contract with an original expected duration of one year or less, or 2) related to sales-based royalties promised in exchange for licenses of intellectual property, the Company has elected to apply the optional exemptions in paragraphs ASC 606-10-50-14 through ASC 606-10-50-14A.

Additionally, the Company has elected to apply the practical expedient that allows companies to recognize the incremental costs of obtaining a contract as an expense if the amortization period of the asset that the entity otherwise would have recognized would have been one year or less.

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the years ended December 31, 2022, December 31, 2021, and December 31, 2020:

	Year ended December 31,
	2022	2021	2020
Retail Net Sales:
Party City Stores*	$1,724,044	$1,734,261	$1,374,680
Temporary Stores	51,582	35,726	7,645
Total Retail Revenues	$1,775,626	$1,769,987	$1,382,325
Wholesale Net Sales:
Domestic	$255,369	$263,661	$238,936
International	138,883	137,412	229,429
Total Wholesale Net Sales	$394,252	$401,073	$468,365
Total Consolidated Revenue	$2,169,878	$2,171,060	$1,850,690

* 2022 and 2021 sales represent in person and online sales of product in stores

The Company maintains allowances for credit losses resulting from the inability of the Company’s customers to make required payments. Judgment is required in assessing the ultimate realization of these receivables, including consideration of the Company’s history of receivable write-offs, the level of past due accounts, and the economic status of the Company’s customers. In an effort to identify adverse trends relative to customer economic status, the Company assesses the financial health of the markets it operates in and performs periodic credit evaluations of its customers and ongoing reviews of account balances and aging of receivables. Amounts are considered past due when payment has not been received within the time frame of the credit terms extended. Write-offs are charged directly against the allowance for doubtful accounts and occur only after all collection efforts have been exhausted. At December 31, 2022 and December 31, 2021, the allowance for doubtful accounts was $9.2 million and $8.1 million, respectively.

Note 21 — Kazzam, LLC

In 2017, the Company and Ampology, a subsidiary of Trivergence, reached an agreement to form a new legal entity, Kazzam, LLC (“Kazzam”), for the purpose of designing, developing, and launching an online exchange platform for party-related services.

In January 2020, the Company and Ampology terminated certain services agreements and warrants that Ampology had in the Company stock. The parties concurrently entered into an interim transition agreement for which expenses are recorded as development stage expenses.

On March 23, 2020, the Company agreed to purchase Ampology’s interest in Kazzam in exchange for a three-year royalty on net service revenue and a warrant to purchase up to 1,000,000 shares of the Company’s common stock. The acquisition of Ampology’s interest in Kazzam is an equity transaction and the difference between the fair value of the consideration transferred and the carrying value of Ampology’s interest in Kazzam is recorded within the consolidated statements of stockholders’ equity (deficit).

Note 22 — Subsequent Events

Emergence from Chapter 11 Cases

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. See Notes 1 and 9 for disclosure regarding the Company’s emergence from the Chapter 11 Cases on October 12, 2023.

Delisting of Our Common Stock from the NYSE

On January 18, 2023 and as a result of the Chapter 11 Cases, the New York Stock Exchange (the “NYSE” or the “Exchange”) commenced proceedings to delist the Company’s common stock from the NYSE. Under NYSE delisting procedures, the Company had the right to appeal this determination but did not exercise its right to do so. On February 3, 2023, the NYSE notified the SEC of its intention to remove the Company’s common stock from listing and registration on the Exchange on February 14, 2023, pursuant to the provisions of Rule 12d2-2(b) because, in the opinion of the Exchange, the Company’s common stock is no longer suitable for continued listing and trading on the Exchange. Accordingly, as of February 14, 2023, the Company’s common stock is no longer listed on the NYSE. The Company does not expect the NYSE delisting of its common stock to adversely affect the Company’s business operations or the pending restructuring under the Chapter 11 Cases, and the delisting of the Company’s common shares does not change the Company’s reporting requirements under SEC rules and regulations. The Company’s common stock began trading on the OTC Pink Open Market on February 14, 2023 under the symbol “PRTYQ” and ceased trading on the Effective Date (October 12, 2023) of the Plan.

Disposition of Assets

On March 31, 2023, the Debtors filed a motion with the Bankruptcy Court seeking the authority to sell, pursuant to section 363 of the Bankruptcy Code, their equity interests in Granmark, S.A. de C.V. (“Granmark”), a Non-Debtor Affiliate that is a party goods manufacturer located in Mexico, for $5.4 million. On April 11, 2023, the Bankruptcy Court authorized the Debtors to proceed with this sale. This sale was consummated on April 18, 2023. Granmark was part of our wholesale segment, and its revenues and profitability were not material to the Company or the wholesale segment in current or previous years.

On March 18, 2024, we sold the assets of Deco Paper Products, Inc. ("Deco"), a manufacturer and distributor of paper plates located in Louisville, Kentucky, for approximately $7 million. Deco was part of our wholesale segment, and its revenues and profitability were not material to the Company or the wholesale segment in current or previous years.

In the first quarter of 2024, management approved the closure of Am-Source, Inc. ("Am-Source"), a manufacturer and distributor of plastic plates, cups, and bowls located in East Providence, Rhode Island. We expect to close Am-Source no later than the end of the fourth quarter of 2024, commensurate with the termination date of the lease of the East Providence facility. Am-Source is part of our wholesale segment, and its revenues and profitability have not been material to the Company or the wholesale segment in current or previous years.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARTY CITY HOLDCO INC.

(Parent company only)

CONDENSED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2022	December 31, 2021
ASSETS
Other assets (principally investment in and amounts due from wholly- owned subsidiaries)	$—	$82,714
Total assets	$—	$82,714
LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities (principally amounts due from wholly- owned subsidiaries)	$857,827	$—
Total liabilities	$857,827	$—
Stockholders’ equity:
Common stock (Par value $0.01; 113,509,223 and 112,170,944 shares outstanding and 126,787,094 and 124,157,500 shares issued at December 31, 2022 and December 31, 2021, respectively)	1,385	1,384
Additional paid-in capital	988,463	982,307
Retained deficit	(1,514,615)	(571,985)
Accumulated other comprehensive income	1,855	3,541
Total stockholders’ (deficit) equity before common stock held in treasury	(522,912)	415,247
Less: Common stock held in treasury, at cost (13,277,871 and 11,986,556 shares at December 31, 2022 and December 31, 2021, respectively)	(334,915)	(332,533)
Total stockholders’ (deficit) equity	(857,827)	82,714
Total liabilities and stockholders’ (deficit) equity	$—	$82,714

See accompanying notes to these condensed financial statements.

PARTY CITY HOLDCO INC.

(Parent company only)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Dollars in thousands)

	Year ended December 31,
	2022	2021	2020
Equity in net loss of subsidiaries	$(942,630)	$(6,528)	$(528,238)
Net loss	$(942,630)	$(6,528)	$(528,238)
Add: Net income attributable to redeemable securities holder	—	—	—
Net loss attributable to common shareholders of Party City Holdco Inc.	$(942,630)	$(6,528)	$(528,238)
Other comprehensive (loss) income, net	(1,686)	33,457	5,818
Comprehensive (loss) income	(944,316)	26,929	(522,420)
Comprehensive income attributable to redeemable securities holder	—	—	—
Comprehensive (loss) income attributable to common shareholders of Party City Holdco Inc.	$(944,316)	$26,929	$(522,420)

See accompanying notes to these condensed financial statements.

PARTY CITY HOLDCO INC.

(Parent company only)

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year ended December 31,
	2022	2021	2020
Cash flows provided by (used in) operating activities:
Net loss	$(942,630)	$(6,528)	$(528,238)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in net loss of subsidiaries	942,630	6,528	528,238
Change in due to/from affiliates	2,382	1,678	(49)
Net cash provided by (used in) operating activities	2,382	1,678	(49)
Cash flows (used in) provided by financing activities:
Treasury stock purchases	(2,382)	(5,351)	(96)
Exercise of stock options	—	3,673	145
Net cash (used in) provided by financing activities	(2,382)	(1,678)	49
Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of period	—	—	—
Cash and cash equivalents at end of period	$—	$—	$—

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

SCHEDULE II

PARTY CITY HOLDCO INC.

VALUATION AND QUALIFYING ACCOUNTS

The Years Ended December 31, 2020, December 31, 2021, and December 31, 2022

(Dollars in thousands)

	Beginning Balance	Write-Offs	Additions	Ending Balance
Allowance for Doubtful Accounts:
For the Year ended December 31, 2020	$4,786	$3,875	$6,321	$7,232
For the Year ended December 31, 2021	7,232	1,744	2,569	8,057
For the Year ended December 31, 2022	8,057	2,540	3,659	9,176
Sales Returns and Allowances:
For the Year ended December 31, 2020	$676	$61,935	$61,935	$676
For the Year ended December 31, 2021	676	72,151	72,091	616
For the Year ended December 31, 2022	616	76,552	76,620	684

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On June 5, 2023, the Audit Committee (the “Audit Committee”) of the Board of Directors of the Company received a letter from Ernst & Young LLP (“EY”) stating that EY had resigned as the Company’s independent registered accounting firm for the year ended December 31, 2022.

The reports of EY on the Company’s consolidated financial statements for the years ended December 31, 2021 and 2020 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

EY's resignation, along with the Company's views thereof and EY's response, were disclosed on the Form 8-K dated June 9, 2023.

On October 21, 2023, the Company appointed a new accounting firm to serve as the Company’s independent registered public accounting firm commencing with the audit of the Company’s financial statements for the fiscal year ending December 31, 2022. The Audit Committee previously approved the engagement of BDO USA, P.C. (“BDO”) on July 20, 2023 as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2022. The engagement of BDO became effective on October 21, 2023 following the execution of the Company’s engagement letter with BDO.

During the fiscal years ended December 31, 2022 and 2021 and the subsequent interim period from January 1, 2023 through September 30, 2023, neither the Company nor anyone on its behalf consulted with BDO regarding either: (a) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided to the Company that BDO concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (b) any matter that was either the subject of a “disagreement” or a “reportable event”, as such terms are defined in Items 304(a)(1)(iv) and (v), respectively, of Regulation S-K and the related instructions.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of the quarter ended December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting as described below.

Notwithstanding the conclusion by our Chief Executive Officer and our Chief Financial Officer that our disclosure controls and procedures as of December 31, 2022 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described below, we believe the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects the financial condition, results of operations, and cash flows of the Company for the periods presented in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP.

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

In designing and evaluating our internal control over financial reporting, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management was required to apply its judgment in evaluating and implementing possible controls and procedures. Our internal controls over financial reporting are designed to provide reasonable assurance of achieving their stated objectives. We review on an ongoing basis and document our disclosure controls and procedures, and our internal control over financial reporting, and we may from time to time make changes in an effort to enhance their effectiveness and ensure that our systems evolve with our business.

Under the supervision of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation and the material weaknesses identified below, our management concluded that our internal control over financial reporting was not effective as of December 31, 2022.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Material Weaknesses in Internal Control

In connection with our assessment of the effectiveness of internal control over financial reporting as of December 31, 2022, control deficiencies were identified that, in the aggregate, represent material weaknesses in our internal control over financial reporting. These material weaknesses relate to: (i) internal controls in the financial reporting processes, including a lack of segregation of duties within the accounts payable process, lack of effective controls surrounding the proper review and timeliness of information used in account reconciliations, journal entry review, and vendor invoice processing; (ii) information technology general controls in the areas of user access management and segregation of duties, within certain systems supporting the Company's accounting and reporting processes, were not designed or operating effectively; (iii) adequate documentation was not maintained to demonstrate management’s review supporting the assumptions used in our impairment testing of indefinite-lived intangible assets and long-lived assets; (iv) inadequate identification and review procedures over debt covenant requirements and restrictions, which led to a failure to detect and timely report a covenant violation related to tax payments; and (v) inadequate processes and internal controls relating to management’s analysis under ASC Subtopic 205-40 of whether there were conditions or events giving rise to substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements were issued, which resulted in a material error in management’s assessment of the Company’s ability to remain a going concern in connection with filing its form 10-Q for the third quarter of 2022.

Remediation Plan for the Material Weaknesses

In response to the aforementioned material weaknesses, management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation of material weaknesses in internal control over financial reporting.

As of the date of this Annual Report on Form 10-K, management is reassessing the design of controls and modifying processes designed to improve our internal control over financial reporting and remediate the control deficiencies that led to the material weaknesses, including but not limited to:

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

Based on additional procedures and post-closing review, management concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We have adopted a code of ethics that applies to all of our directors, officers, employees and representatives. This code is publicly available on our website at https://www.investor.partycity.com. Amendments to the code of ethics and any grant of a waiver from a provision of the code requiring disclosure under applicable SEC rules will be disclosed on our website. Our Corporate Governance Guidelines and the charters of our Board of Directors’ Audit Committee, Compensation Committee, and Nominating and ESG Committee are available on our website at https://www.investor.partycity.com. These materials may also be requested in print free of charge by writing to our Investor Relations Department at Party City HoldCo Inc., 1 Celebration Square, Woodcliff Lake, NJ 07677.

Item 11. Executive Compensation

Executive Officers

Set forth below are the names, ages, and positions with the Company of the persons who served as executive officers of the Company (the “Named Executive Officers”) as of December 31, 2022.

Name	Age	Title
Bradley M. Weston…........................................	58	Chief Executive Officer and Director(1)
Todd E. Vogensen…..........................................	53	Chief Financial Officer(2)
Sean C. Thompson….........................................	48	President & Chief Commercial Officer
Peter R. Smith…...............................................	62	Chief Operations Officer(3)
Denise M. Kulikowsky….................................	54	Chief People & Administrative Officer(4)
Reginald M. Rasch…........................................	53	Former Chief Legal Officer(5)

(1) Mr. Weston departed from the Company on November 3, 2023.

(2) Mr. Vogensen departed from the Company on August 20, 2023.

(3) Mr. Smith joined the Company in his role as Chief Operations Officer on October 3, 2022 and departed from the Company on November 10, 2023.

(4) Ms. Kulikowsky departed from the Company on October 20, 2023.

(5) Mr. Rasch departed from the Company and his role as Chief Legal Officer on November 18, 2022.

Named Executive Officers

•
Bradley M. Weston became our President & Chief Executive Officer in April 2020 and has been a member of the Board since April 2020 due to his extensive experience in the retail industry and his roles as Chief Executive Officer here and at Petco. In July 2019, Mr. Weston joined the Company as President and was also appointed Chief Executive Officer of Party City Retail Group. Prior to joining the Company, Mr. Weston served as Chief Executive Officer at Petco (NASDAQ: WOOF) from January 2017 to June 2018. From October 2011 to December 2016, Mr. Weston served as the President and Chief Merchandising Officer of Petco. Before joining Petco, Mr. Weston held several senior executive positions at Dick’s Sporting Goods (NASDAQ: DKS) from 2006 to 2011, including Chief Merchandising Officer. Mr. Weston earned a B.S. in business administration from the University of California, Berkeley. He also serves as a Director at Boot Barn (NYSE: BOOT), a retailer of western and work-related footwear, apparel, and accessories and was a member of both the Board of Directors of the National Retail Federation, the world’s largest retail trade association, and Petco.
•
Todd E. Vogensen became our Executive Vice President and Chief Financial Officer in February 2020. Previously, Mr. Vogensen served as Executive Vice President – Chief Financial Officer at Chico’s FAS, Inc. (NYSE: CHS) from June 2015 through January 2020. He joined Chico’s FAS in October 2009 and served in roles of increasing responsibility, including Senior Vice President – Finance, and Vice President – Investor Relations. Previously, Mr. Vogensen served in executive finance roles at Michaels Stores, Inc. (NASDAQ: MIK),

Gap, Inc. (NASDAQ: GPS), Hewlett Packard Company, and PricewaterhouseCoopers LLP. Mr. Vogensen graduated from Arizona State University and holds a B.S. in Accountancy.
•
Sean C. Thompson became our President and Chief Commercial Officer in November 2022. Prior to that, he was named Chief Commercial Officer in September 2020 and Chief Merchandising Officer in November 2019. Prior to joining the Company, Mr. Thompson served at 7-Eleven, Inc. from 2012 to 2019, where he held several leadership positions of increasing responsibility, including SVP of Merchandising, SVP and Chief Customer Officer, and Vice President, Acquisition Integration. Previously, he served in merchandising and consulting roles with Target Corporation (NYSE: TGT) and The Farnsworth Group. Mr. Thompson holds a B.A. in Psychology and an MBA from Indiana University.
•
Peter R. Smith became Chief Operations Officer in October 2022. Mr. Smith is the key architect of the Company’s supply chain strategy and has overall responsibility for Manufacturing, Transportation, Distribution, Logistics, Supply Chain Analytics, Sourcing, and Inventory Optimization, which includes Merchandise Planning, Inventory Operations, and Inventory Management. Mr. Smith has vast experience in end-to-end supply chain, designing and leading supply chain transformations that drove productivity, speed, and cost efficiency. Most recently, Mr. Smith was the Executive Vice President – Global Supply Chain for Carter’s Children Clothing Company, where he oversaw the development and execution of the company’s supply chain strategy. Prior to Carter’s, he was a senior executive at V.F. Corporation where he led supply chain teams in the U.S., Europe, and Asia. He holds a bachelor’s degree in Business Administration and Economics from Franklin and Marshall College.
•
Denise M. Kulikowsky became our Chief People & Administrative Officer in November 2022; prior to that, she was named Chief Human Resources Officer in November 2018. Prior to joining the Company, Ms. Kulikowsky served as the Vice President, Global Human Resources for The Estee Lauder Companies, Inc. (NYSE: EL) from 2015 to 2018. Before joining The Estee Lauder Companies Inc, Ms. Kulikowsky held several senior human resources positions of increasing responsibility at Gap Inc. (NYSE: GPS). Ms. Kulikowsky holds a B.S. in Psychology from Fordham University and a master’s degree in Counseling from the University of Pennsylvania.
•
Reginald M. Rasch served as our Chief Legal Officer and Corporate Secretary from May 2021 until his departure from the Company in November 2022. Mr. Rasch served at Rakuten (TSE: 4755) from 2005 to 2021, where he held positions of increasing responsibilities in Rakuten Americas including Head of Legal and Secretary. Prior to joining Rakuten, Mr. Rasch served in senior legal roles at LinkShare Corporation and in associate positions in several law firms. Mr. Rasch holds a B.S. in Business Administration from the State University of New York the College at New Paltz and a Juris Doctor from St. John’s School of Law. Mr. Rasch entered into a Separation Agreement with the Company effective as of November 18, 2022. While he is no longer serving as an executive officer, he was a Named Executive Officer for fiscal year 2022.

Compensation Discussion and Analysis

This compensation discussion and analysis section provides context for the information contained in the tables following this discussion and is intended to provide information about our fiscal year 2022 compensation objectives, programs, and policies for our Named Executive Officers.

Executive Summary

Fiscal Year 2022 Overview and Executive Compensation Highlights

For a discussion of how the Chapter 11 Cases have affected our business, please refer to the “Chapter 11 Cases” section within Note 1 of the Notes to the Consolidated Financial Statements.

Limited Salary Increases: Certain of our continuing NEOs received limited salary increases to reflect changes in roles and market practice and to fairly compensate them for their individual performance.

Standard Long-Term Incentive ("LTI ")Program and Annual Incentive Plan in 2022: In March 2022, the Committee granted 50% of each NEO’s LTI target value in the form of PSUs with free cash flow and earnings per share performance goals measured over a three-year performance period and 50% in the form of time-based RSUs, which vest in three equal annual installments, to balance the need to reward performance while also enabling retention. In addition, the Committee approved a 2022 annual cash incentive plan with adjusted EBITDA and net sales performance goals measured over a traditional one-year performance period.

Retention Bonuses to Named Executive Officers: In appreciation of the need to retain key personnel, the efforts of whom would be critical to our success during and following our Chapter 11 Cases, we, with the assistance of our compensation consultant, implemented a retention program in January 2023 (the “January 2023 Retention Program”). The awards distributed to Company employees and executives pursuant to this program replaced all outstanding retention awards for participating individuals who had been eligible to receive an award under one of our then-existing retention programs and were broadly designed to mitigate retention risk with respect to certain employees, inclusive of the NEOs employed at the Company as of the date of the January 2023 Retention Program, except for Mr. Weston, who voluntarily declined to participate in the program. Cash retention awards granted under the January 2023 Retention Program were generally sized to partially replace the long-term incentive component of participants’ total annual compensation opportunity. Prior to our filing of voluntary petitions for relief under Chapter 11 of the Bankruptcy Code on January 17, 2023, we paid NEO participants approximately $3 million in aggregate and, subject to their continued employment with us, approximately $3 million was payable to these participants the earlier of within 30 days of i) the effective date of a Chapter 11 plan of reorganization ii) August 31, 2023. If a participant’s employment was terminated with cause or a participant resigned without good reason (both as defined in the underlying cash retention award agreement), the participant would forfeit the right to receive any unpaid portion of the cash retention bonus and would be obligated to repay us the entire gross amount of any portion of the cash retention bonus previously paid to such participant. As August 31, 2023, was earlier than the October 12, 2023 effective date of our Chapter 11 plan of reorganization, participants were paid the remaining $3 million in September 2023.

Stock Ownership Guidelines for Executive Officers: In July 2021, following input from our Compensation Consultant, to further align the interests of our executive officers with those of our stockholders, the Committee approved stock ownership guidelines for our NEOs and other key employees as set forth in the table below.

Covered Person	Ownership Requirement
Chief Executive Officer	Six-Times Annual Salary
Chief Financial Officer	Three-Times Annual Salary
Chief Commercial Officer	Three-Times Annual Salary
Chief Operations Officer	Three-Times Annual Salary
Chief People & Administrative Officer	Two-Times Annual Salary
Chief Legal Officer	Two-Times Annual Salary

Shares and 50% of unvested RSUs count towards a covered employee’s ownership requirements, while unvested PSUs and unexercised options do not count for this purpose. All covered employees must hold 75% of the shares that they receive from the settlement of their stock awards (after taking into account any net settlement or share withholding to cover taxes) until they have met this requirement.

Executive Compensation Program Overview

Compensation Philosophy

Our executive compensation program has been designed to:

•
Attract, retain, and motivate executives who will contribute to our future success;
•
Be competitive with the pay practices of other companies of comparable size, scope, and industry; and
•
Create a strong linkage between pay and performance through the use of variable performance-based compensation.

The Compensation Committee believes that it has designed and implemented an executive compensation program in 2022 that appropriately balanced these considerations.

Compensation Governance Policies

Our executive compensation program was overseen by the Compensation Committee with the advice and support of the Compensation Committee’s independent compensation consultant as well as our management team.

The following were key characteristics of our executive compensation program, which we believe promote good governance and best serve the interests of our stockholders:

What We Do	What We Don't Do
Commit to oversight, evaluation, and continuous improvement of our executive pay design and administration by an independent Compensation Committee consisting entirely of independent directors.	Pay dividends or dividend equivalents on unearned performance shares.
Engage an independent compensation consultant to advise on appropriate pay practices for our executives and independent directors.	Re-price and cash out of stock options without stockholder approval.
Use a peer group to measure executive compensation levels and targets against other companies with similar industry relevance, business fit, valuation, and profitability.	Allow hedging or pledging of Company stock.
Employ a robust goal-setting process to align goals with Company strategy.	Provide excessive perks to executive officers.
Target executive compensation mix to favor performance-based compensation tied to business and share price performance.	Provide for excise tax gross-ups to executives.
Maintain a “double trigger” requirement for vesting of outstanding equity awards upon a change of control.	Employ compensation practices which incentivize excessive risk taking.
Maintain a clawback policy which applies to any cash or equity-based bonus, award, or other incentive compensation received by current or former officers.	Provide for SERPs or executive pension plans.
Maintain share ownership requirements for our Board of Directors and senior executives.	Provide for problematic or excessive severance.

2022 Compensation Program Elements

The Company’s executive compensation program consisted of base salary, annual incentive opportunity, long-term incentive compensation, and benefits. A breakdown of base salary, annual bonus, and long-term incentives is illustrated below:

Element	Fixed/ Variable	Metrics	What the Pay Element Rewards
Base Salary	Fixed	Fixed amount based on responsibilities, experience, and market data	Scope of responsibilities and the impact on the Company’s overall performance and operating results
Annual Incentive Plan	Variable	50% Net Sales and 50% Adjusted EBITDA	Achievement of key profitability and net sales metric which are critical metrics for a retail company like ours and are tracked closely by our stockholders
Long-term Incentive Plan	Variable	Equity-linked compensation with respect to Company common stock, which vests based on continued service with the Company and/or achievement of performance metrics	Shareholder value creation as the value of equity awards is tied to the Company’s stock price; and three-year cliff vesting incentivizes long-term retention

Under the Company’s compensation program, a significant portion of the compensation awarded to the CEO and other Named Executive Officers was generally subject to the achievement of pre-established short-term financial performance goals or is tied to the Company’s stock price.

The Compensation Committee believed that executive compensation that is variable and tied to Company performance incentivizes superior business and financial performance and, by linking compensation with stock performance, aligns the interests of executives with those of our stockholders.

Fiscal Year 2022 Compensation

Base Salary

We pay our Named Executive Officers an annual base salary to provide them with a fixed, base level of compensation to help attract and retain them. In 2022, the Compensation Committee did not approve a salary increase for Messrs. Weston, Vogensen, or Rasch. The Compensation Committee did approve salary increases for Mr. Thompson and Ms. Kulikowsky based on their expanded roles in November 2022, individual performance, retention considerations, and market data.

Executive Officer	2022 Annual Base Salary	2021 Annual Base Salary	% Change	Salary Effective Date
Bradley M. Weston	$1,050,000	$1,050,000	n/a	April 1, 2020
Todd E. Vogensen	$650,000	$650,000	n/a	April 26, 2021
Sean C. Thompson	$685,000	$650,000	5.4%	November 7, 2022
Peter R. Smith(1)	$600,000	n/a	n/a	October 3, 2022
Denise M. Kulikowsky	$475,000	$450,000	5.6%	November 7, 2022
Reginald M. Rasch(2)	$450,000	$450,000	n/a	May 7, 2021

(1) Mr. Smith joined the Company as the Chief Operations Officer on October 3, 2022.

(2) Mr. Rasch departed from the Company and his role as Chief Legal Officer on November 18, 2022.

Annual Incentive Plan

Our Named Executive Officers were eligible to earn annual cash incentive awards under our Annual Incentive Plan (“AIP”), which was designed to incentivize annual financial performance. The Compensation Committee set the target annual cash bonus for each executive as a percentage of the executive’s annual base salary. Award opportunities were established at threshold, target, and maximum levels. For 2022, the Compensation Committee determined that the overall potential amount which may be earned by each Named Executive Officer would be capped at 200% of his or her target bonus amount, and the threshold payout amount would be 40% of his or her target bonus amount limit. The final amount of the cash-incentive award was determined based on the level of achievement of the performance criteria and the Named Executive Officer’s eligible base salary for the applicable performance period. For 2022, each Named Executive Officer’s base salary was used to determine his or her respective eligible base earnings for purposes of the AIP.

2022 Target Bonus Amount

In late 2022, the target bonus percentage for Messrs. Weston, Vogensen, and Thompson and Ms. Kulikowsky was increased as set forth in the table below. In determining the increase for each of Messrs. Weston, Vogensen, and Thompson and Ms. Kulikowsky’s target bonus percentage, the Compensation Committee considered the Company’s significant year over year improvement in financial and operational performance from 2021, his or her bonus opportunities relative to the Company’s peer group, and the desire to further incentivize him or her to drive 2022 financial performance, as the Company continued to transform.

Executive Officer	2022 Year Target AIP %	2021 Year Target AIP %	Increase
Bradley M. Weston	150%	120%	30%
Todd E. Vogensen	80%	75%	5%
Sean C. Thompson	90%	80%	10%
Peter R. Smith(1)	75%	n/a	n/a
Denise M. Kulikowsky	70%	60%	10%
Reginald M. Rasch(2)	60%	50%	10%

(1) Mr. Smith joined the Company as the Chief Operations Officer on October 3, 2022.

(2) Mr. Rasch departed from the Company and his role as Chief Legal Officer on November 18, 2022.

2022 Goals and Target Setting

For 2022, the Compensation Committee believed that it was appropriate to return to a more traditional and consistent incentive plan design as the Company was more than one year removed from the worst of the COVID-19 pandemic’s impact on our financial results and operations. The Committee approved a 2022 annual cash incentive plan with adjusted EBITDA and net sales performance goals measured over a traditional one-year performance period rather than the two six-month performance periods used in 2021. For this purpose, Adjusted EBITDA was defined to mean net income (loss) before interest expense, net, income taxes, depreciation and amortization, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our core operating performance.

The following table shows the full year performance criteria under the AIP and our actual results for the Performance Period January 1, 2022 to December 31, 2022:

Performance Metric	Performance Metric Weight	Threshold(1)	Target(1)	Max(1)	Actual(1)	% of Target	Weighted Payout %(2)
Net Sales	50%	$2,177.5	$2,316.5	$2,455.5	$2,169.9	93.7%	0%
Adjusted EBITDA	50%	$234.4	$293.0	$351.6	$133.3	45.5%	0%
Payout (as a % target annual bonus opportunity)		40%	100%	200%

(1) Amounts set forth in millions.

(2) All numbers are rounded for purposes of the amounts set forth in this column.

2022 Results and Payouts

The following table illustrates the target AIP and actual amounts earned for our Named Executive Officers:

Executive Officer	2022 Salary(1)	Full Year Target AIP %	Total Target Bonus Amount $(2)	Final Payout $(2)
Bradley M. Weston	$1,050,000	150%	$1,575,000	$0
Todd E. Vogensen	$650,000	80%	$520,000	$0
Sean C. Thompson	$685,000	90%	$616,500	$0
Peter R. Smith	$600,000	75%	$450,000	$0
Denise M. Kulikowsky	$475,000	70%	$332,500	$0
Reginald M. Rasch	$450,000	60%	$270,000	$0

(1) Reflects annual base salary rate as of December 31, 2022.

(2) All numbers are rounded for purposes of the amounts set forth in this column.

Long-term Incentive Program

The Compensation Committee typically provided for annual grants of long-term, stock-based incentives. We believed that these long-term incentives helped retain key employees, align their financial interests with the interests of our stockholders, and rewarded the achievement of our long-term strategic goals. Our long-term incentive program was intended to emphasize our pay-for-performance philosophy, while incorporating an additional time-based component that provided added retentive value.

Achievement of 2020 PSU Award Targets

In 2020, the annual 2020 long-term incentive awards for our Named Executive Officers were awarded 100% in the form of PSUs based on the achievement of the volume weighted average fair market value per share of Company common stock (“VWAP”) over a period of not less than ninety (90) consecutive calendar days during the three year performance period beginning on the date of grant.

The design of the 2020 PSU awards emphasized shareholder value creation while also incorporating a meaningful retentive component to ensure the continuity of our senior executive team during our turnaround. The performance component of the PSUs was contingent upon the Company achieving a VWAP at the following levels:

Tranche	% of Total Grant	Performance Conditions Target Price (90-Day VWAP)*	Percentage Increase from Stock Price on Grant Date
1	25%	$2.50	198%
2	25%	$5.00	397%
3	25%	$7.50	595%
4	25%	$10.00	794%

* Volume weighted average fair market value per share of Company common stock

Under the 2020 PSU awards, once a stock price hurdle is achieved, the respective PSU tranche would be earned and then vest ratably based on continued employment and be settled every six months over the following two years (i.e., four vesting dates). No PSUs were capable of vesting prior to one year from the grant date. The following timeline illustrates the structure of the PSUs:

Any PSUs not earned after three years from the grant date would be forfeited for no consideration. Despite the rigorous price targets that were set when such PSUs were first granted in 2020, the Committee certified that the price targets for tranches 1, 2, and 3 were achieved, and such tranches were subject to service-based vesting as set forth below.

Tranche	Target Price Achievement Date	Vesting Date 1(1)	Vesting Date 2(1)	Vesting Date 3(1)	Vesting Date 4(1)
Tranche 1 - $2.50	11/2/2020	7/18/2021	11/2/2021	5/2/2022	11/2/2022
Tranche 2 - $5.00	1/27/2021	7/27/2021 / 10/15/2021(2)	1/27/2022	7/27/2022	1/27/2023
Tranche 3 - $7.50	7/27/2021	12/9/2021	6/9/2022	12/9/2022	6/9/2023
Tranche 4 - $10.00	Not achieved	N/A	N/A	N/A	N/A

(1) All vesting dates have already occurred as of the date hereof.

(2) On October 15, 2020, Mr. Thompson received a supplemental grant upon his promotion to Chief Commercial Officer, which consisted of the $5.00, $7.50, and $10.00 tranches. The first vesting date following the achievement of the $5.00 tranche occurred on October 15, 2021, the one-year anniversary of the grant date.

For more information regarding each of our Named Executive Officer’s PSU holdings, including his or her unvested PSUs, as of December 31, 2022, please see the Outstanding Equity Awards at Fiscal Year End 2022 table below.

2022 Target LTI Awards for NEOs

In March 2022, the Committee granted 50% of each NEO’s LTI target value in the form of PSUs with free cash flow and earnings per share performance goals measured over a three-year performance period and 50% in the form of time-based RSUs, which vest in three equal annual installments, to balance the need to reward performance while also enabling retention.

For fiscal year 2022, the Compensation Committee approved a fixed dollar target amount for each long-term incentive award for our Named Executive Officers. Award levels for each Named Executive Officer were generally set at lower levels from 2021 (except as otherwise contractually required) to reflect the number of shares which were awarded with respect to their 2020 PSU awards, which were granted based on a stock price of $1.50, and the fact that three of the four target price goals of such grant were achieved in the first year of performance. The Compensation Committee also considered each Named Executive Officer’s respective role and responsibilities as well as overall performance. The table below shows information regarding the target values awarded to each Named Executive Officer.

Executive	Target Award Value	Number of PSUs Granted	Actual Grant Date Value of PSUs Granted(1)
Bradley M. Weston	$4,305,000	498,888	$1,596,442
Todd E. Vogensen	$1,160,000	128,888	$412,442
Sean C. Thompson	$1,316,000	146,222	$467,910
Peter R. Smith(2)	-	-	-
Denise M. Kulikowsky	$320,000	35,555	$113,776

(1) The number of PSUs for each NEO was determined and approved by the Compensation Committee on March 14, 2022. The Compensation Committee used a share price of $4.50 to determine the number of PSUs each NEO would receive. The actual share price on the date of grant was $3.20.

(2) Mr. Smith did not participate in the LTI program in 2022 but received a sign-on award of 324,756 RSUs upon joining the Company in October 2022.

(3) Mr. Rasch received a LTI award that was forfeited upon his departure from the Company on November 18, 2022. As a result, no award is reflected in this table for Mr. Rasch.

Employment Agreements

Each of our Named Executive Officers had an employment agreement or offer letter that was effective during fiscal year 2022. The terms of these agreements, including any amendments thereto, are further described in “Narrative Disclosure to Summary Compensation Table and Grant of Plan-Based Awards Table” below. These agreements are intended to provide our Named Executive Officers with security regarding the terms and conditions of their employment or other services with us and are intended to secure restrictive covenants and, under certain circumstances, releases of claims that provide protection for the Company.

Severance and Change in Control Arrangements

We provide severance protection to our Named Executive Officers in their employment agreements and, in certain cases, through their stock option agreements and change in control severance agreements. The severance terms that apply to our Named Executive Officers are described below under “Potential Payments upon Termination or Change in Control.” Our severance protections are designed to retain the services of our Named Executive Officers and generally resulted from prior negotiations regarding their employment arrangements. We believe the level of severance payments we provide is appropriate and within the range of competitive practice.

Additionally, as also described below under “Potential Payments Upon Termination or Change in Control”, a change of control and/or an accompanying qualifying termination may result in acceleration of certain long-term incentive awards that we have granted.

Other Benefits and Perquisites

Each Named Executive Officer was eligible to participate in our broad-based employee benefit plans for U.S.-based employees in 2022, such as medical, dental, group life, disability, and accidental death and dismemberment insurance. Under our consolidated 401(k) plan, our Named Executive Officers and generally all domestic exempt and non-exempt employees who meet certain length-of-service, hours worked, and age requirements, as defined in such plans, were eligible to contribute a portion of their compensation to the plan on a pre and/or post-tax basis in

2022 with contributions ranging from 0 to 100% and receive an employer matching contribution ranging from 0 to 5% of the employee’s annual salary. In addition, participants in our 401(k) plan were also entitled to profit-sharing contributions from the Company in 2021, pursuant to the Company’s profit-sharing program, which was discontinued at the end of 2021. Eligible compensation for the profit-sharing program was 2% of up to $43,750 in earnings per quarter. The annual value of the Company contributions to our tax-qualified defined contribution plans for each Named Executive Officer is reflected in the All Other Compensation and Summary Compensation tables below.

Each Named Executive Officer, except for Messrs. Thompson, Smith, and Rasch, also had the option to enroll in a supplemental disability plan which was discontinued in August 2021. These benefits were made available to a select group of employees earning above a specified salary threshold. The premium amounts were paid by the Company for these benefits and are included in the All Other Compensation and Summary Compensation tables below.

Each Named Executive Officer, except for Mr. Rasch, was eligible for an annual auto allowance. The annual values of the auto allowance were reported as taxable income to the executive and are reflected in the All Other Compensation and Summary Compensation tables below. The Compensation Committee believed that it was important to compensate our executive officers for all expenses incurred while traveling for work to allow our NEOs to concentrate on their responsibilities and our future success, and the cost of providing these automobile-related benefits was reasonable relative to its value to our Named Executive Officers.

Mr. Weston was also eligible for reimbursement of relocation expenses, plus reimbursements for the payment of associated income taxes, pursuant to the Company’s relocation policy and his employment agreement, the amounts of which is included in the All Other Compensation column of the Summary Compensation table below.

Compensation Decision Making Process

Compensation Committee and Compensation Consultants

The Compensation Committee was responsible for setting and administering our executive compensation policies and programs and determining the compensation of our executive officers, including our Named Executive Officers. The Compensation Committee also administered the Amended and Restated 2012 Omnibus Equity Incentive Plan. All decisions regarding compensation of our executive officers during 2022 were made solely by the Compensation Committee, in certain cases, after consultation with our Chief Executive Officer (other than with respect to his own compensation).

The Compensation Committee met at least quarterly, and at least annually evaluated the performance of our Named Executive Officers, to approve their annual base salaries, subject to the contractual commitments we had made with our Named Executive Officers (as described below), and to determine their annual cash incentive awards for the prior year’s performance and stock-based incentive compensation to be effective for the current year. In addition to its regularly scheduled meetings, the Compensation Committee could meet at interim dates during the year to review the compensation of a Named Executive Officer or other officer in the event of unforeseen organizational or responsibility changes, including new hires, which occur during the year.
In determining compensation components and levels for our Named Executive Officers, the Compensation Committee considered the scope and responsibility of the officer’s position, our overall financial and operating performance, and the officer’s overall performance and future potential. The Compensation Committee members apply their considerable experiences in serving as directors of other companies to devise compensation packages that they believe will attract, retain, and provide incentives to the executive talent necessary to manage the Company. When we last held a say-on-pay stockholder vote in 2019, our stockholders expressed broad support for our program, and our Compensation Committee continued to take that as support for the philosophy underlying our executive compensation practices, which continued to guide its decision making.

Additionally, the Compensation Committee was responsible for reviewing and assessing potential risk arising from the Company’s compensation policies and practices. The Compensation Committee was responsible for overseeing that there were not risks arising from the Company’s compensation policies and practices for the Company’s employees that were reasonably likely to have a material adverse effect on the Company.

The Compensation Committee had the sole authority to retain, at the Company’s expense, outside executive compensation consultants to assist it in the evaluation of executive officer compensation. This authority encompassed the ability to terminate any such consultant and the authority to approve such consultant’s fees and other retention terms.

Compensation Consultant

In 2022, the Compensation Committee engaged Korn Ferry as its independent compensation consultant. Korn Ferry assisted the Compensation Committee in identifying an appropriate compensation peer group, conducting pay benchmarking, and reviewing our short-and long-term incentive programs and recommending design changes for our executive compensation program. After consideration of the independence assessment factors set forth under the listing rules of the NYSE, the Compensation Committee determined that Korn Ferry was independent and that the engagement did not raise any conflicts of interest.

Peer Group

The Compensation Committee identified the companies below as members of its peer group based on comparability to assist the Committee in making decisions affecting 2022 compensation. Specifically, the Compensation Committee looked at industry relevance, business fit favoring vertical integration, and scale, valuation, and profitability comparability through financial measures such as revenue and enterprise value. No changes were made to the companies in the peer group between 2022 and 2021.

Company	Primary Industry
Williams-Sonoma, Inc.	Specialty Retail
Big Lots, Inc.	Multiline Retail
Mattel, Inc.	Leisure Products
Tempur Sealy International, Inc.	Household Durables
Urban Outfitters, Inc.	Specialty Retail
Sally Beauty Holdings, Inc.	Specialty Retail
Carter's, Inc.	Textiles, Apparel and Luxury Goods
Deckers Outdoor Corporation	Textiles, Apparel and Luxury Goods
Vista Outdoor Inc.	Leisure Products
Genesco Inc.	Specialty Retail
Wolverine World Wide, Inc.	Textiles, Apparel and Luxury Goods
Sleep Number Corporation	Specialty Retail
The Children's Place, Inc.	Specialty Retail
Steven Madden, Ltd.	Textiles, Apparel and Luxury Goods
Fossil Group, Inc.	Textiles, Apparel and Luxury Goods
Party City Holdings Inc.	Specialty Retail

Recoupment Policy (“Clawback”)

We maintained a recoupment (“clawback”) policy which provided that, in the event that we were required to prepare an accounting restatement, we could recover from current and former officers any cash- or equity-based bonus, award, or other incentive compensation erroneously paid or awarded (as well as reduce or cancel such bonuses, awards, or other compensation and compelling payment for any gains or other accessions to wealth realized in respect of equity or equity-based awards) in excess of what would have been paid under the accounting restatement. This policy covered the three-year period preceding the date on which we were required to prepare the accounting restatement.

Derivatives Trading, Hedging, and Pledging Policies

We maintained an insider trading policy that applied to all of our employees worldwide, including our Named Executive Officers, and members the Board, as well as their designees. The policy prohibited such employees and directors from (i) engaging (directly or indirectly) in hedging transactions or otherwise engaging in transactions that hedge or offset, or were designed to hedge or offset, any decrease in the market value of the Company’s securities or (ii) holding Company securities in a margin account or pledging Company securities as collateral for a loan. An exception could be granted where an employee wished to pledge Company securities as collateral for a loan (not including margin debt) and clearly demonstrates the financial capacity to repay the loan without resort to the pledged securities.

Tax Considerations

Section 162(m) of the Internal Revenue Code of 1986, as amended limits the deductibility of compensation paid to certain current and former executive officers to $1.0 million per year. The Compensation Committee retains flexibility to approve compensation arrangements that promote the objectives of our compensation program, but which may not qualify for full or partial tax deductibility. In designing our compensation and benefits programs, the Compensation Committee considered the accounting implications of its decisions, including the accounting treatment of amounts awarded or paid to our executives.

Compensation Committee Report

The Compensation Committee reviewed and discussed the compensation discussion and analysis set forth above with management. Based on these reviews and discussions, the Compensation Committee recommended to the Board that the compensation discussion and analysis be included in this Form 10-K filed with the SEC for the fiscal year ended December 31, 2022.

Compensation Committee

Steven J. Collins, Chair
John Frascotti
Norman S. Matthews
Michelle Millstone-Shroff

Summary Compensation Table

The following table sets forth information concerning the compensation granted to or earned by our Named Executive Officers for fiscal years 2022, 2021, and 2020 (or such shorter period as the individual was a Named Executive Officer of the Company):

Name and Principal		Salary(1)	Bonus(2)	Stock Awards(3)	Option Awards	Non-Equity Incentive Plan Compensation(4)	All Other Compensation(5)	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)
Bradley M. Weston	2022	1,050,000	-	4,305,000	-	1,575,000	8,810	6,938,810
Chief Executive Officer	2021	1,050,000	-	-	-	1,561,368	46,966	2,658,334
	2020	952,290	-	2,988,500	-	1,012,867	210,805	5,164,462
Todd E. Vogensen	2022	650,000	-	1,160,000	-	520,000	21,310	2,351,310
Chief Financial Officer	2021	641,346	-	519,998	-	599,206	21,219	1,781,769
	2020	531,250	420,000	695,000	-	387,019	410,638	2,443,907
Sean C. Thompson	2022	685,000	-	1,316,000	-	616,500	21,310	2,638,810
President & Chief Commercial Officer	2021	649,038	-	1,104,996	-	644,374	18,882	2,417,290
	2020	578,731	-	705,139	-	414,481	147,821	1,846,172
Peter R. Smith Chief Operations Officer	2022	600,000	500,000	500,000	-	-	336,228	1,936,228
Denise M. Kulikowsky	2022	475,000	-	320,000	-	332,500	20,410	1,147,910
Chief People & Administration Officer	2021	441,346	-	224,996	-	330,663	23,776	1,020,781
	2020	407,981	-	260,625	-	212,500	20,069	901,175
Reginald M. Rasch	2022	450,000	-	395,000	-	270,000	461,234	1,576,234
Former Chief Legal Officer	2021	278,654	200,000	269,995	-	196,585	2,235	947,469

(1) Salary amounts reflect the actual base salary payments earned by the Named Executive Officer.

(2) Mr. Smith received a cash sign-on bonus in 2022, pursuant to the terms of his offer letter, which would be forfeited in its entirety if he was terminated for cause within 24 months of the start of his employment.

(3) Reflects the aggregate grant date fair value of all PSU and RSU awards granted in the applicable fiscal year, including the sign-on RSU award grant to Mr. Smith, calculated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 718 for stock-based compensation, disregarding the effect of estimated forfeitures. These amounts do not represent the actual value that would be received by each individual from the awards. The assumptions used in determining the fair values of PSUs and RSUs granted in 2022 are disclosed in Notes 2 and 16 to our audited consolidated financial statements.

(4) Amounts represent annual bonuses earned under our annual cash incentive plan for such years.

(5) “All Other Compensation” includes the following amounts for 2022 shown:

Name and Principal		Transportation Benefit	Company Contribution to Qualified Defined Contribution Plans	Long-Term Disability Insurance Premiums	Other
Position	Year	($)	($)	($)	($)
Bradley M. Weston - Chief Executive Officer	2022	7,800	-	1,010	-
Todd E. Vogensen - Chief Financial Officer	2022	8,100	12,200	1,010	-
Sean C. Thompson - President & Chief Commercial Officer	2022	8,100	12,200	1,010	-
Peter R. Smith - Chief Operations Officer	2022	-	2,077	233	333,919(a)
Denise M. Kulikowsky - Chief People & Administrative Officer	2022	7,200	12,200	9,009	-
Reginald M. Rasch - Former Chief Legal Officer	2022	-	10,308	168	450,000(b)
(a)
Includes relocation expenses pursuant to the Company’s relocation policy and his relocation package.
(b)
Represents a lump-sum cash severance payment equal to one-times Mr. Rasch’s base salary at the time of his separation.

Grants of Plan-Based Awards

The table below provides information on cash and equity-based performance awards granted to each of the Company’s Named Executive Officers during the fiscal year 2022.

			Non-Equity Incentive Plan Awards(2)			Estimated Future Payouts Under Equity Incentive Plan Awards(3)			All Other Stock Awards: Number of Shares or Units (#)	Exercise Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($)(6)
Name and Principal	Award	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum
Position	Type(1)	Date	($)	($)	($)	(#)	(#)	(#)
Bradley M. Weston	Cash		630,000	1,575,000	2,362,500
Chief Executive Officer	RSUs	3/14/2022							498,888(4)		1,596,442
	PSUs	3/14/2022				0	498,888	498,888			1,596,442
Todd E. Vogensen	Cash		208,000	520,000	1,040,000
Chief Financial Officer	RSUs	3/14/2022							128,888(4)		412,442
	PSUs	3/14/2022				0	128,888	128,888			412,442
Sean C. Thompson	Cash		246,600	616,500	924,750
President & Chief Commercial Officer	RSUs	3/14/2022							146,222(4)		467,910
	PSUs	3/14/2022				0	146,221	146,221			467,910
Peter R. Smith	RSUs	10/3/2022							324,675(5)		500,000
Chief Operations Officer
Denise M. Kulikowsky	Cash		133,000	332,500	498,750
Chief People & Administrative Officer	RSUs	3/14/2022							35,555(4)		113,776
	PSUs	3/14/2022				0	35,555	35,555			113,776
Reginald M. Rasch	RSUs	3/14/2022							43,888(4)		140,442
Former Chief Legal Officer	PSUs	3/14/2022				0	43,888	43,888			140,442

(1) “RSUs” indicates that the award was a time-based restricted stock unit award. “PSUs” indicates that the award was a performance-based restricted stock unit award.

(2) Represented annual bonus opportunities granted under our annual cash incentive plan. Mr. Thompson’s base salary increased from $650,000 to $685,000, and Ms. Kulikowsky’s base salary increased from $450,000 to $475,000, in each case, effective November 7, 2022. As a result, amounts set forth below for Mr. Vogensen and Ms. Kulikowsky are based on his or her prorated annual base salary. See “Annual Cash Incentive Plan” under “Compensation Discussion and Analysis” above for a description of our annual cash incentive plan and each Named Executive Officer’s bonus opportunity for fiscal 2022.

(3) Represented the range of possible share payouts associated with pre-established levels of performance for PSUs granted. These awards were earned based on the achievement of certain free cash flow and earnings per share goals determined during the applicable three-year performance periods, generally subject to the Named Executive Officer’s continued employment by the Company through the applicable vesting date. See “Long-Term Incentive Program” under “Compensation Discussion and Analysis” above for further description of these PSUs.

(4) Time-based RSU awards were granted on March 14, 2022. This award vested in three substantially equal installments on January 1, 2023, January 1, 2024, and January 1, 2025, subject to continued employment through the applicable vesting dates. Mr. Rasch forfeited his award in this table in its entirety upon his departure from the Company.

(5) Mr. Smith received an RSU sign-on bonus when he joined the Company on October 3, 2022.

(6) Amounts shown in this column reflect the fair value of the equity awards on the date of grant determined in accordance with ASC Topic 718.

Narrative Disclosure to Summary Compensation Table and Grant of Plan-Based Awards Table

Important Events Subsequent to Year End

As described above in the "Retention Bonuses to Named Executive Officers” section, all of our NEOs, except for Mr. Weston, participated in our January 2023 Retention Program, 50% of which was payable upon our voluntary petitions for relief under Chapter 11 of the Bankruptcy Code, subject to their continued employment with us, and the remaining 50% payable the earlier of within 30 days of i) the effective date of a Chapter 11 plan of reorganization ii) August 31, 2023. The NEO’s eligibility to receive a cash retention bonus was subject to continued employment with us through the payment dates. If an NEO’s employment was terminated with cause or resigned without good reason (both as defined in the underlying cash retention award agreement), the NEO would forfeit the right to receive any unpaid portion of the cash retention bonus and would be obligated to repay us the entire gross amount of any portion of the cash retention bonus previously paid to them. If an NEO’s employment was terminated due to death or disability, the NEO would forfeit the right to receive any unpaid portion of the cash retention bonus but would not be obligated to repay any portion of the award previously paid to them. If an NEO’s employment was terminated by us without cause or the NEO resigned for good reason, the NEO would receive a prorated amount of the unpaid portion of the cash retention bonus based on the number of days elapsed since the effective date of the grant and the executive’s termination. If an NEO was terminated in connection with a change in control of the Company, the NEO would receive any unpaid portion of the cash retention bonus. The January 2023 Retention Program included a requirement that the NEO be bound by non-solicitation, non-disparagement, and confidentiality restrictive covenants.

On January 11, 2023, we entered into the second amended and restated employment agreement with Mr. Weston, governing the terms of his continued employment as the Chief Executive Officer of the Company (the “Amended Weston Agreement”). The Amended Weston Agreement extended Mr. Weston’s employment with us on generally the same terms as existed under his prior employment agreement through December 31, 2023, unless terminated sooner pursuant to the terms of the Amended Weston Agreement. Under the Amended Weston Agreement, Mr. Weston would continue to receive a base salary of $1,050,000 per year and continued to be eligible for an annual bonus target of 150% of his base salary and a car allowance. The Amended Weston Agreement also included the provision of a cash retention bonus payment in the amount of $1,000,000, payable as soon as administratively practicable, but in no event later than 30 days, following the conclusion of the Chapter 11 Cases, subject to Mr. Weston’s continued employment through such date. In the event that Mr. Weston’s employment was terminated by us without cause or he resigned for good reason not in connection with a change in control, subject to his execution of a general release, he would receive two times’ the sum of his annual base salary and a prorated annual bonus for the year of termination based on actual performance. In the event Mr. Weston’s employment was terminated by us without cause or he resigned for good reason within the period that begins six months prior to a change in control and ends 24 months following a change in control, he would be entitled to two times’ the sum of his annual base salary plus his target annual bonus, a prorated annual bonus for the year of termination based on actual performance, subsidized COBRA benefits for 24 months, full vesting of any time-based equity awards he may then hold, and his performance-based equity awards would generally be treated as earned at target levels and would vest prorated based on how much of the performance period has elapsed prior to the termination of employment. Mr. Weston would be bound by noncompetition, non-solicitation, and confidentiality provisions under the Amended Weston Agreement.

Employment Agreements and Change in Control Severance Agreements

Employment Agreement with Bradley M. Weston.

Commencing April 1, 2020, Mr. Weston had been party to an amended and restated employment agreement with the Company pursuant to which he served as our Chief Executive Officer. In 2022, Mr. Weston’s annual base salary was $1,050,000, and he was eligible for an annual cash incentive bonus with a target of 150% of annual base salary. Mr. Weston’s employment agreement also provided for other customary benefits, including savings and retirement plans, paid vacation, health care, life insurance plans, and expense reimbursement.

Employment Agreement with Todd E. Vogensen.

Commencing January 6, 2020, Mr. Vogensen had been party to an employment agreement with the Company, pursuant to which he served as our Executive Vice President and Chief Financial Officer. In 2022, Mr. Vogensen’s annual base salary was $650,000, and he was eligible for an annual cash incentive bonus with a target of 80% of annual base salary. Mr. Vogensen’s employment agreement also provided for other customary benefits, including savings and retirement plans, paid vacation, health and welfare benefit plans, and expense reimbursement.

Employment Agreement with Sean C. Thompson.

Commencing November 7, 2022, Mr. Thompson has been party to an amended and restated employment agreement with the Company, pursuant to which he serves as our President and Chief Commercial Officer. In 2022, Mr. Thompson’s annual base salary was raised from $650,000 to $685,000, and he was eligible for an annual cash incentive bonus with a target raised from 80% to 90% of annual base salary. Mr. Thompson’s employment agreement also provides for other customary benefits, including savings and retirement plans, paid vacation, health and welfare plans, and expense reimbursement.

Offer Letter and Change in Control Severance Agreement with Mr. Smith.

Commencing October 3, 2022, Mr. Smith had been party to an offer letter with the Company, pursuant to which he served as our Chief Operations Officer. In 2022, Mr. Smith’s base salary was $600,000, and he was eligible for an annual cash incentive bonus with a target of 75% of annual base salary. Mr. Smith received a $500,000 cash sign-on bonus and a sign-on equity grant valued at $500,000 in the form of RSUs. Mr. Smith’s offer letter also provided for other customary benefits, including savings and retirement plans, paid vacation, health and welfare plans, and expense reimbursement

Commencing October 3, 2022, Mr. Smith had been a party to a change in control severance agreement with the Company, pursuant to which Mr. Smith was entitled to receive severance payments and benefits upon certain terminations of employment in connection with a change in control.

Employment Agreement with Denise M. Kulikowsky.

Commencing November 7, 2022, Ms. Kulikowsky had been party to an amended and restated employment agreement with the Company, pursuant to which she served as our Chief People and Administrative Officer. In 2022, Ms. Kulikowsky’s annual base salary was raised from $450,000 to $475,000, and she was eligible for an annual cash incentive bonus with a target raised from 60% to 70% of annual base salary. Her employment agreement also provided for other customary benefits, including savings and retirement plans, paid vacation, health and welfare plans, and expense reimbursement.

Employment Agreement and Separation Agreement with Reginald M. Rasch.

Commencing March 29, 2021, Mr. Rasch had been party to an employment agreement with the Company, pursuant to which he served as our Executive Vice President, Chief Legal Officer, and Corporate Secretary until his departure in November 2022. In 2022, Mr. Rasch’s annual base salary was $450,000, and he was eligible for an annual cash incentive bonus with a target of 50% of annual base salary (prorated for 2021 based on his start date). He received a $200,000 cash sign-on bonus and a sign-on equity grant of $270,000 in the form of RSUs. Mr. Rasch’s employment agreement also provided for other customary benefits, including savings and retirement plans, paid vacation, health and welfare plans, and expense reimbursement.

Upon his departure from the Company effective November 18, 2022, Mr. Rasch entered into a Separation Agreement and general release that provided: (i) 12 months of base salary continuation; (ii) annual incentive compensation for fiscal year 2022, prorated to the number of days employed in fiscal year 2022, and subject to the Company’s and Board’s determination of such annual incentive compensation for such period; (iii) accelerated vesting of certain time-based restricted stock units, which were awarded as a sign-on grant and which vested as of his last date of employment; and (iv) the employee portion of COBRA continuation coverage for the 12 month period following the Separation Date, all of which were provided for as severance benefits set forth in Mr. Rasch’s previously executed employment agreement, subject to him not revoking a release of claims and continuing to comply with certain non-competition and non-solicitation requirements.

For a description of the payments and benefits our Named Executive Officers may be entitled to in connection with a termination of employment or a change in control, and for a description of the restrictive covenants in our favor by which our Named Executive Officers are bound, see “—Potential Payments upon Termination or Change in Control.”

Outstanding Equity Awards at Fiscal Year End 2022

The following table sets forth certain information with respect to outstanding stock options and restricted stock units held by our Named Executive Officers on December 31, 2022.

Name and Principal Position	Option Grant Date	Number of Securities Underlying Unexercised Options Exercisable(1)	Number of Securities Underlying Unexercised Options Unexercisable(1)	Option Exercise Price ($/Share)	Option Expiration Date	Restricted Stock Unit Grant Date	Number of Shares or Units That Have Not Vested (#)	Market Value of Shares or Units That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights that Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights that Have Not Vested($)(2)
Bradley M. Weston	7/25/2019	300,000	-	6.21	7/25/2029
Chief Executive Officer						7/18/2020	179,167(4)	65,575
						7/18/2020	179,167(5)	65,575
						7/18/2020			716,666(6)	262,300
						3/14/2022	498,888(7)	182,593
						3/14/2022			199,555(8)	73,037
						3/14/2022			299,333(9)	109,556
Todd E. Vogensen						7/18/2020	41,677(4)	15,250
Chief Financial Officer						7/18/2020	41,677(5)	15,250
						7/18/2020			166,666(6)	61,000
						8/9/2021	78,313(10)	28,663
						3/14/2022	128,888(7)	47,173
						3/14/2022			77,333(8)	28,304
						3/14/2022			51,555(9)	18,869
Sean C. Thompson						7/18/2020	39,587(4)	14,489
Chief Commercial Officer						7/18/2020	39,587(5)	14,489
						7/18/2020			158,345(6)	57,954
						10/15/2020	4,167(4)	1,525
						10/15/2020	4,167(5)	1,525
						10/15/2020			16,666(6)	6,100
						8/9/2021	166,415(10)	60,908
						3/14/2022	146,222(7)	53,517
						3/14/2022			87,733(8)	32,110
						3/14/2022			58,488(9)	21,407
Peter R. Smith						10/3/2022	324,675(11)	118,831
Chief Operations Officer
Denise M. Kulikowsky	11/14/2018	16,000	4,000	11.47	11/13/2028
Chief Human Resources Officer						7/18/2020	15,625(4)	5,719
						7/18/2020	15,625(5)	5,719
						7/18/2020			62,500(6)	22,875
						8/9/2021	33,885(10)	12,402
						3/14/2022	35,555(7)	13,013
						3/14/2022			21,333(8)	7,808
						3/14/2022			14,222(9)	5,205

(1) Mr. Weston’s time-based options were set to vest in three equal annual installments from the grant date, generally subject to Mr. Weston’s continued employment or other service through the applicable vesting date. Ms. Kulikowsky’s time-based options were set to vest in five equal annual installments commencing on November 14, 2019, generally subject to Ms. Kulikowsky’s continued employment or service through the applicable vesting date.

(2) Calculated using the 2022 year-end closing market price of $0.37 per share.

(3) This column displays the number of shares that could be earned subject to certain performance criteria at the end of the relevant performance period. Please see the “Long-Term Incentive Program” section within the Compensation Discussion & Analysis section of the proxy statement.

(4) PSU award that was earned based on achievement of a VWAP of $5.00 over a period of not less than ninety (90) consecutive calendar days during the three-year performance period beginning on the date of grant. On January 27, 2021, this performance condition was achieved, and 25% of the earned PSUs vested on July 27, 2021 (October 15, 2021, in the case of Mr. Thompson’s supplemental PSU grant), and the remaining earned PSUs were set to vest in equal installments on January 27, 2022, July 27, 2022, and January 27, 2023, subject to continued employment through the applicable vesting date.

(5) PSU award that was earned based on achievement of a VWAP of $7.50 over a period of not less than ninety (90) consecutive calendar days during the three-year performance period beginning on the date of grant. On June 9, 2021, this performance condition was achieved, and 25% of the earned PSUs vested on December 9, 2021, and the remaining earned PSUs were set to vest in equal installments on June 9, 2022, December 9, 2022, and June 9, 2023, subject to continued employment through the applicable vesting date.

(6) PSU award that could be earned subject to achievement of a VWAP of $10.00 over a period of not less than ninety (90) consecutive calendar days during the three-year performance period beginning on the date of grant, subject to continued employment through the applicable vesting date. As of December 31, 2022, the performance conditions were not achieved.

(7) Time-based RSU awards, which were set to vest in three substantially equal installments on the first, second, and third anniversaries of the grant date, subject to continued employment through the applicable vesting dates.

(8) PSU award that could be earned subject to achievement of 2022 free cash flow goal that would then vests 100% after three years.

(9) PSU award that could be earned subject to achievement of 2022 earnings per share goal that would then vests 100% after three years.

(10) Time-based RSU awards, which would 100% cliff vest on August 9, 2024, subject to continued employment through such date.

(11) Time-based RSU award, which would vest 50% on March 15, 2023 and 50% on March 15, 2024, subject to continued employment through such date.

Option Exercises and Stock Vested in 2022

	Option Awards		Stock Awards
Name and Principal Position	Number of Shares Acquired on Exercise(1)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting	Value Realized on Vesting(2) ($)
Bradley M. Weston	-	-	1,075,022	2,190,155
Chief Executive Officer
Todd E. Vogensen	-	-	250,002	509,342
Chief Financial Officer
Sean C. Thompson	-	-	254,186	515,136
President & Chief Commercial Officer
Peter R. Smith	-	-	-	-
Chief Operations Officer
Denise M. Kulikowsky	-	-	95,354	199,936
Chief People & Administrative Officer
Reginald M. Rasch	-	-	22,613(3)	44,454
Former Chief Legal Officer

(1) None of our Named Executive Officers exercised options during 2022.

(2) Represents the product of the number of PSUs and RSUs that vested and the market value of Party City Holdco Inc. common stock on the vesting date.

(3) For Mr. Rasch, this included stock that vested pursuant to his Separation Agreement in November 2022.

Potential Payments upon Termination or Change in Control for 2022

During 2022, the employment agreements of each Named Executive Officer provided for severance benefits upon a termination of employment under certain circumstances (including, in certain cases, in connection with a change in control). For a discussion regarding the benefits see “—Employment Agreement with Mr. Weston”, “—Employment Agreement with Mr. Vogensen”, “—Offer Letter and Change in Control Severance Agreement with Mr. Smith”, “—Employment Agreement with Mr. Thompson”, and “—Employment Agreement with Ms. Kulikowsky” below. Furthermore, a change in control (in some cases, only if accompanied by a qualifying termination of the Named Executive Officer’s employment) or a termination of employment would also, in certain cases, result in the accelerated vesting of our restricted stock units and time-based options and would have certain effects on our performance-based options. See “—Effect of Change of Control and Qualifying Termination on Equity Awards” below.

Potential Post Employment Severance and Bonus Payments

The following table presents the potential post-employment severance and bonus payments payable to each of our Named Executive Officers, other than Mr. Rasch, and the potential effect of a change in control on stock–based awards held by our Named Executive Officers, other than Mr. Rasch, in each case, as of December 31, 2022, the last business day of our fiscal year. The table also assumes that the triggering event took place on December 31, 2022. Amounts shown in the table do not include (i) accrued but unpaid salary, (ii) vested benefits, including the value of time-based restricted stock units that vested by their terms on December 31, 2022, or (iii) other benefits earned or accrued by the Named Executive Officer during his or her employment that are available to all salaried employees and that do not discriminate in scope, terms, or operations in favor of executive officers. For Mr. Rasch, the table presents amounts actually paid upon his termination in November 2022 pursuant to his Separation Agreement.

Under the terms of each Named Executive Officer’s employment agreement as in effect on December 31, 2022, each Named Executive Officer except for Mr. Rasch is entitled to receive a prorated bonus for the year of termination in the event of a termination of employment due to death or disability.

		Termination of Employment Without Cause or for Good Reason	Termination of Employment Without Cause or for Good Reason within six months prior to or 24 months following a Change in Control
Name	Benefit	($)	($)
Bradley M. Weston	Severance	2,100,000(1)	5,268,017(2)
	Vesting of Time-Based Options(3)	0	0
	Vesting of Time-Based RSUs(4)	0	313,743
	Vesting of Performance-Based RSUs(5)	0	345,781
	TOTAL	2,100,000	5,927,541
Todd E. Vogensen	Severance	650,000(1)	2,374,354(2)
	Vesting of Time-Based RSUs(4)	46,225	106,336
	Vesting of Performance-Based RSUs(5)	89,235	62,482
	TOTAL	774,373	2,543,171
Sean C. Thompson	Severance	685,000(1)	2,629,546(2)
	Vesting of Time-Based RSUs(4)	49,867	146,453
	Vesting of Performance-Based RSUs(5)	0	61,680
	TOTAL	734,867	2,837,680
Peter R. Smith	Severance	600,000(1)	2,117,177(2)
	Vesting of Time-Based RSUs(4)	0	118,831
	TOTAL	600,000	2,236,008
Denise M. Kulikowsky	Severance	475,000(1)	1,633,017(2)
	Vesting of Time-Based Options(3)	0	0
	Vesting of Time-Based RSUs(4)	0	36,853
	Vesting of Performance-Based RSUs(5)	0	22,185
	TOTAL	475,000	1,692,055
Reginald M. Rasch	Severance	450,000	Not Applicable
	Vesting of Time-Based RSUs	0	Not Applicable
	TOTAL	450,000	Not Applicable

(1) Under the terms of each Named Executive Officer’s employment agreement, offer letter, or change in control severance agreement (as applicable) as in effect on December 31, 2022, each Named Executive Officer except for Mr. Rasch is entitled to the following cash severance payments in the event of a termination of employment without cause or resignation for good reason as follows: (i) Mr. Weston would be entitled to receive a prorated annual bonus for the year of termination, payable based on actual performance in the year of termination, and severance pay equal to two times his annual base salary, payable as salary continuation and (ii) Messrs. Vogensen, Thompson, and Smith and Ms. Kulikowsky would be entitled to receive a prorated annual bonus for the year of termination, payable based on actual performance in the year of termination, and severance pay equal to one times his or her annual base salary, payable as salary continuation.

(2) Under the terms of each Named Executive Officer’s employment agreement, offer letter, or change in control severance agreement (as applicable), as in effect on December 31, 2022, each Named Executive Officer except for Mr. Rasch is entitled to the following cash severance payments in the event of a Qualifying Termination (as defined below) consisting of: (i) a prorated annual bonus for the year of termination, payable based on actual performance in the year of termination, and (ii) severance pay equal to two times the sum of his or her then-current annual base salary and then-current target annual bonus, payable as a lump sum. Under the terms of each Named Executive Officer’s employment agreement, offer letter or change in control severance agreement (as applicable), as in effect on December 31, 2022, each Named Executive Officer would be entitled to the Company portion of COBRA premiums for 24 months (12 months for Mr. Smith) following the date of a Qualifying Termination. The amounts attributable to COBRA continuations are as follows: Mr. Weston ($18,017), Mr. Vogensen ($34,354), Mr. Thompson ($26,546), Mr. Smith ($17,177), and Ms. Kulikowsky ($18,017).

(3) Under the terms of his employment agreement as in effect on December 31, 2022, if Mr. Weston’s employment had been terminated without cause or he resigned for good reason, his sign-on options would have accelerated by 24 months and, in connection with a Qualifying Termination, all of his sign-on options would have accelerated in full. However, no value is shown related to Mr. Weston’s sign-on options, as the exercise price exceeded the Company’s closing stock price on December 30, 2022, of $0.37. Similarly, under the terms of her employment agreement as in effect on December 31, 2022, if Ms. Kulikowsky’s employment had experienced a Qualifying Termination, her outstanding stock options would have accelerated in full. However, no value is shown related to Ms. Kulikowsky’s options, as the exercise price exceeded the Company’s closing stock price on December 30, 2022, of $0.37.

(4) Under the terms of their employment agreements as in effect on December 31, 2022, if Messrs. Vogensen or Thompson had been terminated without cause or resigned for good reason, their unvested time-based RSUs would have accelerated by 12 months. Further, under the terms of each Named Executive Officer’s employment agreement, as in effect on December 31, 2022, all unvested time-based RSUs held by each NEO as of December 31, 2022, would vest in full upon a Qualifying Termination. Amounts shown are based on the Company’s closing stock price on December 30, 2022, of $0.37.

(5) Under the terms of their employment agreements as in effect on December 31, 2022, in connection with a Qualifying Termination, all performance-based RSUs held by our current Named Executive Officers as of December 31, 2022, for which the performance period had not ended would be treated as earned at target levels and would vest prorated based on the elapsed portion of the performance period as of the date of the Qualifying Termination. Amounts shown are based on the closing price of the Company’s stock on December 30, 2022, of $0.37.

(6) Amount shown for Mr. Rasch reflect what was actually paid to him in accordance with his previously executed employment agreement and Separation Agreement, including that Mr. Rasch was entitled to retain his $200,000 sign-on bonus if he was terminated for any reason other than for cause within 24 months of his start date.

Amended & Restated Employment Agreement with Mr. Weston.

Under Mr. Weston’s amended and restated employment agreement as in effect on December 31, 2022, if we had terminated Mr. Weston’s employment other than for cause (as defined in Mr. Weston’s employment agreement), or if Mr. Weston had terminated his employment for good reason (as defined in Mr. Weston’s employment agreement), we would have been obligated to pay Mr. Weston the following cash payments: (1) accrued unpaid salary, earned but unpaid annual bonus for any prior year and accrued but unpaid vacation pay (collectively, the “Accrued Obligations”); (2) a prorated annual bonus for the year of termination, payable based on actual performance in the year of termination; (3) severance pay equal to two times his annual base salary, payable as salary continuation; and (4) with respect to the stock options he received as a sign-on award, accelerated vesting of the portion of the stock options that would have vested in the 24 month period immediately following his termination of employment had he remained employed with the Company.

If such a termination had occurred within six months prior to, or 24 months following, a change in control (a “Qualifying Termination”), the severance payment described above would have instead been equal to an amount equal to two times the sum of Mr. Weston’s then-current annual base salary and then-current target annual bonus, payable as a lump sum. Additionally, assuming Mr. Weston’s timely election to continue his “COBRA” coverage under the Company’s group health plan, for a period of 24 months following termination, he would have received a monthly amount equal to the Company’s portion of the monthly health premiums for such coverage as paid prior to termination.

In addition, the stock options he received as a sign-on award would accelerate and vest in full and, Mr. Weston’s remaining incentive equity awards (other than the stock options received as a sign-on award) that vest solely based on his continued service with the Company would have fully vested immediately upon the occurrence of a Qualifying Termination. Any such awards that are subject to performance-based vesting would have been earned and vested as follows: (i) if the full performance period has elapsed as of the date of the Qualifying Termination, based on actual achievement of the applicable performance goals without proration and (ii) otherwise, based on assumed achievement of the applicable performance goals at 100% of the performance target, prorated based on the number of days of Mr. Weston’s actual employment with the Company prior to the Qualifying Termination during the full performance period.

Upon termination of Mr. Weston’s employment by the Company for cause, or by Mr. Weston without good reason, Mr. Weston would have only been entitled to the Accrued Obligations, and upon his termination of employment due to death or disability, Mr. Weston would have been entitled to the Accrued Obligations and a prorated annual bonus for the year of termination.

Payment of the severance payments and benefits described above would be subject to Mr. Weston’s (or, in the case of his death, his beneficiary’s or estate’s) signing of a release of claims, except such a release would not be required with respect to the Accrued Obligations and, in the case of a Qualifying Termination, the accelerated vesting of equity awards other than the stock options he received as a sign-on award.

Mr. Weston’s employment agreement as in effect on December 31, 2022, also provided that during the term of the agreement and the Restriction Period (as defined below), Mr. Weston would be subject to certain non-competition and non-solicitation provisions, as described in the employment agreement. The Restriction Period is defined as the 24-month period immediately following a termination of employment other than a termination at the expiration of the employment period.

Employment Agreement with Mr. Vogensen.

Under Mr. Vogensen’s employment agreement as in effect on December 31, 2022, if we had terminated Mr. Vogensen’s employment other than for cause (as defined in Mr. Vogensen’s employment agreement), or if Mr. Vogensen had terminated his employment for good reason (as defined in Mr. Vogensen’s employment agreement), we would have been obligated to pay Mr. Vogensen the following cash payments: (1) the Accrued Obligations; (2) a prorated annual bonus for the year of termination, payable based on actual performance in the year of termination; and (3) severance pay equal to one times his annual base salary, payable as salary continuation. In addition, with respect to Mr. Vogensen’s incentive equity awards that vest solely based on his continued service with the Company, the portion of such awards that would have vested had he remained employed for the 364 days following the date of his termination of employment would accelerate and fully vest. Any of his outstanding awards that are subject to performance-based vesting would have been earned and vested as follows: (i) if the full performance period has elapsed as of the date of termination, based on actual achievement of the applicable performance goals without proration and (ii) otherwise, based on assumed achievement of the applicable performance goals at 100% of the performance target, prorated based on the date which is 364 days following the date of termination during the full performance period.

Upon a Qualifying Termination, the severance payment would have instead been equal to an amount equal to two times the sum of Mr. Vogensen’s then-current annual base salary and then-current target annual bonus, payable as a lump sum. Additionally, assuming Mr. Vogensen’s timely election to continue his “COBRA” coverage under the Company’s group health plan, for a period of 24 months following termination, he would have received a monthly amount equal to the Company’s portion of the monthly health premiums for such coverage as paid prior to termination. Further, Mr. Vogensen’s incentive equity awards that vest solely based on his continued service with the Company would accelerate and fully vest while such awards that vest upon the occurrence of specified performance metrics would have been earned and vested as follows: (i) if the full performance period has elapsed as of the date of the Qualifying Termination, based on actual achievement of the applicable performance goals without proration and (ii) otherwise, based on assumed achievement of the applicable performance goals at 100% of the performance target, prorated based on the number of days of Mr. Vogensen’s actual employment with the Company prior to the Qualifying Termination during the full performance period.

Upon termination of Mr. Vogensen’s employment by the Company for cause, or by Mr. Vogensen without good reason, Mr. Vogensen would have only been entitled to the Accrued Obligations, and upon his termination of employment due to death or disability, Mr. Vogensen would have been entitled to the Accrued Obligations and a prorated annual bonus for the year of termination.

Payment of the severance payments and benefits described above would be subject to Mr. Vogensen’s (or, in the case of his death, his beneficiary’s or estate’s) signing of a release of claims, except such a release would not be required with respect to the Accrued Obligations.

Mr. Vogensen’s employment agreement as in effect on December 31, 2022, also provided that during the term of the agreement and the Restriction Period (as defined below), Mr. Vogensen would be subject to certain non-competition and non-solicitation provisions, as described in the employment agreement. The Restriction Period is defined as the 12 month period immediately following a termination of employment (or the 24 month period following a Qualifying Termination) other than a termination at the expiration of the employment period.

Amended & Restated Employment Agreement with Mr. Thompson.

Under Mr. Thompson’s employment agreement in effect on December 31, 2022, if we had terminated Mr. Thompson’s employment other than for cause (as defined in Mr. Thompson’s employment agreement), or if Mr. Thompson had terminated his employment for good reason (as defined in Mr. Thompson’s employment agreement), we would have been obligated to pay Mr. Thompson the following cash payments: (1) the Accrued Obligations, and (2) severance pay equal to one times his annual base salary, payable as salary continuation. In addition, with respect to his sign-on incentive equity award, the portion of the RSUs that would have vested had he remained employed for the 12 months following the date of his termination would accelerate and fully vest, and his sign-on performance-based RSUs would remain outstanding and eligible to vest for 12 months following the date of his termination.

Upon a Qualifying Termination, the severance payment would have instead been equal to an amount equal to two times the sum of Mr. Thompson’s then-current annual base salary and then-current target annual bonus, payable as a lump sum, and Mr. Thompson would also be entitled to receive a prorated annual bonus for the year of termination, payable based on actual performance in the year of termination. Additionally, assuming Mr. Thompson’s timely election to continue his “COBRA” coverage under the Company’s group health plan, for a period of 24 months following termination, he would have received a monthly amount equal to the Company’s portion of the monthly health premiums for such coverage as paid prior to termination. With respect to Mr. Thompson’s sign-on incentive equity award, his RSUs would accelerate and fully vest as of the date of termination, and his performance-based RSUs would have been earned and vested based on assumed achievement of the applicable performance goals at 100% of the performance target, prorated based on the number of days of Mr. Thompson’s actual employment with the Company prior to the Qualifying Termination during the full performance period. With respect to Mr. Thompson’s remaining incentive equity awards, such awards that vest solely based on his continued service with the Company would accelerate and fully vest. Any of his remaining outstanding awards that are subject to performance-based vesting would have been earned and vested as follows: (i) if the full performance period has elapsed as of the date of the Qualifying Termination, based on actual achievement of the applicable performance goals without proration and (ii) otherwise, based on assumed achievement of the applicable performance goals at 100% of the performance target, prorated based on the number of days of Mr. Thompson’s actual employment with the Company prior to the Qualifying Termination during the full performance period.

Upon termination of Mr. Thompson’s employment by the Company for cause, or by Mr. Thompson without good reason, Mr. Thompson would have been entitled to the Accrued Obligations, and upon his termination of employment due to death or disability, Mr. Thompson would have been entitled to the Accrued Obligations and a prorated annual bonus for the year of termination.

Payment of the severance payments and benefits described above would be subject to Mr. Thompson’s (or, in the case of his death, his beneficiary’s or estate’s) signing of a release of claims, except such a release would not be required with respect to the Accrued Obligations and, in the case of a Qualifying Termination, the accelerated vesting of equity awards other than the stock options he received as a sign-on award.

Mr. Thompson’s employment agreement as in effect on December 31, 2022 also provided that during the term of the agreement and the 12 month period immediately following a termination of employment (or the 24 month period following a Qualifying Termination) other than a termination at the expiration of the employment period, Mr. Thompson would be subject to certain non-competition and non-solicitation provisions, as described in the employment agreement.

Offer Letter and Change in Control Severance Agreement with Mr. Smith.

Under Mr. Smith’s offer letter in effect on December 31, 2022, if we had terminated Mr. Smith’s employment other than for cause (as defined in Mr. Smith’s offer letter), we would have been obligated to pay Mr. Smith the following cash payments: (1) severance pay equal to one times his annual base salary, payable as salary continuation and (2) a prorated annual bonus for the year of termination based on actual performance and paid at the same time annual bonuses are paid to other senior executives of the Company. Payment of the severance payments under his offer letter would be subject to Mr. Smith entering into a severance agreement with customary restrictive covenant arrangements and signing of a release of claims.

Under Mr. Smith’s Change in Control Severance Agreement in effect on December 31, 2022, upon a Qualifying Termination, the severance payment would have instead been equal to an amount equal to two times the sum of Mr. Smith’s then-current annual base salary and then-current target annual bonus, payable as a lump sum. Mr. Smith would also receive a prorated annual bonus for the year of termination, determined based on actual performance, payable as a lump sum. Additionally, assuming Mr. Smith’s timely election to continue his “COBRA” coverage under the Company’s group health plan, for a period of 12 months following termination, he would have received a monthly amount equal to the Company’s portion of the monthly health premiums for such coverage as paid prior to termination. With respect to any stock options, restricted stock, restricted stock units, performance stock units or similar equity awards, such awards that vest solely based on her continued service with the Company would accelerate and fully vest. Any of his remaining outstanding awards that are subject to performance-based vesting would have been earned and vested as follows: (i) if the full performance period has elapsed as of the date of the Qualifying Termination, based on actual achievement of the applicable performance goals without proration and (ii) otherwise, based on assumed achievement of the applicable performance goals at 100% of the performance target, without proration.

Payment of the severance payments and benefits described under his Change in Control Severance Agreement would be subject to Mr. Smith (or, in the case of his death, his beneficiary’s or estate’s) signing of a release of claims.

Mr. Smith’s Change in Control Severance Agreement as in effect on December 31, 2022 also provided that during the term of the agreement and the 12 month period immediately following a Qualifying Termination, Mr. Smith would be subject to certain non-competition and non-solicitation provisions, as described in that agreement.

Amended & Restated Employment Agreement with Ms. Kulikowsky.

Under Ms. Kulikowsky’s employment agreement in effect on December 31, 2022, if we had terminated Ms. Kulikowsky’s employment other than for cause (as defined in Ms. Kulikowsky’s employment agreement), or if Ms. Kulikowsky had terminated her employment for good reason (as defined in Ms. Kulikowsky’s employment agreement), we would have been obligated to pay Ms. Kulikowsky the following cash payments: (1) the Accrued Obligations; (2) a prorated annual bonus for the year of termination, payable based on actual performance in the year of termination; and (3) severance pay equal to one times her annual base salary, payable as salary continuation.

Upon a Qualifying Termination, the severance payment would have instead been equal to an amount equal to two times the sum of Ms. Kulikowsky’s then-current annual base salary and then-current target annual bonus, payable as a lump sum. Additionally, assuming Ms. Kulikowsky’s timely election to continue her “COBRA” coverage under the Company’s group health plan, for a period of 24 months following termination, she would have received a monthly amount equal to the Company’s portion of the monthly health premiums for such coverage as paid prior to termination. Further, Ms. Kulikowsky’s incentive equity awards and options that vest solely based on her continued service with the Company would accelerate and fully vest while such awards that vest upon the occurrence of specified performance metrics would have been earned and vested as follows: (i) if the full performance period has elapsed as of the date of the Qualifying Termination, based on actual achievement of the applicable performance goals without proration and (ii) otherwise, based on assumed achievement of the applicable performance goals at 100% of the performance target, prorated based on the number of days of Ms. Kulikowsky’s actual employment with the Company prior to the Qualifying Termination during the full performance period.

Upon termination of Ms. Kulikowsky employment by the Company for cause, or by Ms. Kulikowsky without good reason, Ms. Kulikowsky would have only been entitled to the Accrued Obligations, and upon her termination of employment due to death or disability, Ms. Kulikowsky would have been entitled to the Accrued Obligations and a prorated annual bonus for the year of termination under her employment agreement.

Payment of the severance payments and benefits described above would be subject to Ms. Kulikowsky (or, in the case of her death, her beneficiary’s or estate’s) signing of a release of claims, except such a release would not be required with respect to the Accrued Obligations.

Ms. Kulikowsky’s employment agreement as in effect on December 31, 2022, also provided that during the term of the agreement and the 12 month period immediately following a termination of employment (other than a termination at the expiration of the employment period and only if she was receiving severance), Ms. Kulikowsky would be subject to certain non-competition and non-solicitation provisions, as described in the employment agreement.

Separation Agreement with Mr. Reginald M. Rasch.

In connection with the departure, the Company will enter into a Separation Agreement and General Release with Mr. Rasch (the “Separation Agreement”). The Separation Agreement provided that Mr. Rasch received: (i) 12 months of base salary continuation; (ii) annual incentive compensation for fiscal year 2022, prorated to the number of days employed in fiscal year 2022, and subject to the Company’s and Board’s determination of such annual incentive compensation for such period; (iii) accelerated vesting of certain time-based restricted stock units, which were awarded as a sign-on grant and which will vest as of his last date of employment; and (iv) the employee portion of COBRA continuation coverage for the twelve month period following the Separation Date, all of which provides for the severance benefits that are set forth in Mr. Rasch’s previously executed employment agreement, subject to him not revoking a release of claims and continuing to comply with certain non-competition and non-solicitation requirements. Upon the Company’s filing of the Chapter 11 Cases, Mr. Rasch’s salary continuation ceased.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee was at any time during 2022 or at any other time an officer or employee of the Company, and no member of this committee had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K under the Exchange Act. No executive officer of the Company has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of the Compensation Committee during 2022.

Chief Executive Officer Pay Ratio

As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act, the following information explains the relationship of the annual total compensation of our median employee to the annual total compensation on an annualized basis of Mr. Weston, our CEO as of the determination date for our median employee.

For 2022, our last completed fiscal year:

•
Our median employee was a part time sales associate working in one of our retail stores in the United States;
•
The total annual compensation of our median employee was $10,176;
•
The total annual compensation of Mr. Weston, on an annualized basis, was $2,659,398; and
•
The ratio of the median employee’s pay to that of Mr. Weston was approximately 261 to 1.

The SEC rules allow us to identify our median employee once every three years unless there has been a change in our employee population or employee compensation arrangements that we reasonably believe would result in a significant change in our pay ratio disclosure. Since December 31, 2020, there has been no change in our employee population or employee compensation arrangements that we believe would significantly impact the pay ratio disclosure. We therefore used the same median employee to calculate our 2022 pay ratio as was used for purposes of our 2020 pay ratio.

In calculating the CEO pay ratio, the SEC rules allow companies to adopt a variety of methodologies, apply certain exclusions, and make reasonable estimates and assumptions reflecting their unique employee populations. Therefore, our reported CEO pay ratio may not be comparable to CEO pay ratios reported by other companies due to differences in industries and geographical dispersion, as well as the different estimates, assumptions, and methodologies applied by other companies in calculating their CEO pay ratios.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Not applicable. The Company’s Common stock has been cancelled in connection with our emergence from bankruptcy.

Item 13. Certain Relationships and Related Party Transactions and Director Independence

Related Person Transactions Policy

In accordance with the charter of our Audit Committee and our policy with respect to related person transactions, our Audit Committee is responsible for reviewing and approving related person transactions.

The policy with respect to related person transactions applies to transactions, arrangements, and relationships (or any series of similar transactions, arrangements, or relationships) where the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, and where we (or our subsidiaries) are a participant and in which a related person has or will have a direct or indirect material interest. A related person is:

•
Any person who is, or at any time since the beginning of our fiscal year was, a director or executive officer of the Company, or a nominee for director or executive officer of the Company;
•
Any person who is known to be the beneficial owner of more than 5% of any class of our voting securities;
•
Any immediate family member of the foregoing persons; and
•
Any firm, corporation, or other entity in which any of the foregoing persons has a position or relationship, or in which such person, together with his or her immediate family members, has a 10% or greater beneficial ownership.

In the course of its review and approval of related person transactions, our Audit Committee considers the relevant facts and circumstances to decide whether to approve such transactions. In particular, our policy with respect to related person transactions requires our Audit Committee to consider, among other factors it deems appropriate:

•
the benefits to the Company;
•
the impact on a director’s independence in the event the related person is a director, an immediate family member of a director, or an entity in which a director has a position or relationship;
•
the availability of other sources for comparable products or services;
•
the terms of the transaction; and
•
the terms available to unrelated third parties or to employees generally.

The Audit Committee may only approve those transactions that are in, or are not inconsistent with, our best interests and those of our stockholders, as the Audit Committee determines in good faith.

In addition, the Audit Committee has considered and adopted standing pre-approvals under the policy for limited transactions with related persons. Pre-approved transactions include:

•
Employment as an executive officer, if the related compensation is approved (or recommended to the Board of Directors for approval) by the Compensation Committee;
•
Any compensation paid to a director if the compensation is consistent with our director compensation policies and is required to be reported in our proxy statement under applicable compensation disclosure requirements;
•
Any transaction with another company at which a related person’s only relationship is as an employee (other than an executive officer) or director or beneficial owner of less than 10% of that company’s equity, if the aggregate amount involved does not exceed the greater of $1,000,000 or 2% of that company’s total annual revenue;
•
Any charitable contribution, grant, or endowment by us or a charitable foundation created by us to a charitable organization, foundation, or university at which a related person’s only relationship is as an employee (other than an executive officer) or director, if the aggregate amount involved does not exceed the lesser of $1,000,000 or 2% of such charitable organization’s total annual receipts;
•
Any transaction where the related person’s interest arises solely from the ownership of our common stock and all holders of our common stock received the same benefit on a pro rata basis, such as dividends;
•
Any transaction involving a related person where the rates or charges involved are determined by competitive bids; and
•
Any service provided to any related person by us, provided that such service is in the ordinary course of business and on substantially the same terms as those prevailing at the time for comparable services provided to non-related persons.

Related Person Transactions

None.

Item 14. Principal Accountant Fees and Services

The aggregate fees that we paid for professional services rendered by BDO and EY for the fiscal years ended December 31, 2022 and 2021 were (amounts in millions):

	2022	2021
	BDO	EY
Audit Fees(1)	$4.6	$3.3
Audit Related Fees(2)	-	0.1
Tax Fees(3)	0.2	0.1
All Other Fees	-	-
Total	$4.8	$3.5

(1) Audit fees in fiscal year 2022 include professional services rendered for the audits of our consolidated financial statements and review of documents filed with the SEC. Audit fees in fiscal year 2021 include professional services rendered for the audits of our consolidated financial statements (including reviews of all associated quarterly financial statements), assistance with documents filed with the SEC, audit fees related to financing transactions, and audits of statutory financial statements incremental to the audit of the consolidated financial statements.

(2) Audit related fees in 2021 principally include the audits of our employee benefit plans, due diligence services, and attestation services related to financial reporting that are not required by statute or regulation.

(3) Tax fees in 2022 and 2021 were for services related to tax compliance, tax advice, and tax planning.

The Audit Committee pre-approved all audit services and all permitted non-audit services by EY and pre-approved all audit services by BDO, including engagement fees and terms.

The Audit Committee’s policies prohibited us from engaging EY and prohibit us from engaging BDO to provide any services relating to bookkeeping or other services related to accounting records or financial statements, financial information system design and implementation, appraisal or valuation services, fairness opinions or contribution-in-kind reports, actuarial services, internal audit outsourcing, any management function, legal services or expert services not related to the audit, broker-dealer, investment adviser or investment banking services, or human resource consulting. In addition, the Audit Committee evaluated whether our use of EY and evaluates whether our use of BDO for permitted non-audit services was compatible with maintaining EY’s independence and is compatible with maintaining BDO's independence. The Audit Committee concluded that EY’s provision of non-audit services, all of which the Audit Committee approved in advance, was compatible with its independence. The Audit Committee concluded that BDO's provision of non-audit services, all of which the Audit Committee approved, was compatible with its independence.

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

2.1

Fourth Amended Joint Chapter 11 Plan of Reorganization of Party City Holdco Inc. and Its Debtor Affiliates, dated August 31, 2023 (incorporated by reference to Exhibit 99.1 to Party City Holdco Inc.'s Form 8-K dated September 6, 2023)

2.2

Proposed Disclosure Statement for Debtors’ Proposed Joint Chapter 11 Plan of Reorganization of Party City Holdco Inc. and its Debtor Affiliates, dated April 4, 2023 (incorporated by reference to Exhibit 99.2 to Party City Holdco Inc.’s Form 8-K dated April 5, 2023)

2.3	Confirmation Order, dated September 6, 2023 (incorporated by reference to Exhibit 2.1 to Party City Holdco Inc.'s Form 8-K dated September 6, 2023)

2.4

Supplement to Disclosure Statement for Third Amended Plan of Reorganization of Party City Holdco Inc. and its Debtor Affiliates, dated July 21, 2023 (incorporated by reference to Exhibit 99.2 to Party City Holdco Inc.’s Form 8-K dated July 24, 2023)

3.1

Certificate of Correction to Party City Holdco Inc.’s Second Amended and Restated Certificate of Incorporation filed on June 6, 2019, dated December 17, 2019 and corrected Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Party City Holdco Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 12, 2020)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Party City Holdco Inc.’s Form 8-K dated June 7, 2019)

3.3	Third Amended and Restated Certificate of Incorporation of Party City Holdco Inc. (incorporated by reference to Exhibit 3.1 to Party City Holdco Inc.’s Form 8-K dated October 12, 2023)

3.4	Second Amended and Restated Bylaws of Party City Holdco Inc. (incorporated by reference to Exhibit 3.2 to Party City Holdco Inc.’s Form 8-K dated October 12, 2023)

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

4.19

Indenture, dated as of October 12, 2023, among Party City Holdco Inc, the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee, collateral agent, paying agent and registrar (including the form of Global Note attached thereto) (incorporated by reference to Exhibit 4.1 to Party City Holdco Inc.’s Form 8-K dated October 12, 2023)

10.1†

Term Loan Credit Agreement, dated as of August 19, 2015, among PC Intermediate Holdings, Inc., Party City Holdings Inc., Party City Corporation, the subsidiaries of the borrowers from time to time party thereto, the financial institutions party thereto, as the Lenders, and Deutsche Bank AG New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2015)

10.2

Pledge and Security Agreement, dated as of August 19, 2015, among Party City Holdings Inc., Party City Corporation, PC Intermediate Holdings, Inc., the Subsidiary Parties from time to time party thereto and Deutsche Bank AG New York Branch, in its capacity as administrative agent and collateral agent for the lenders party to the Term Loan Credit Agreement (incorporated by reference to Exhibit 10.2 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2015)

10.3

First Amendment to Term Loan Credit Agreement, dated as of October 20, 2016, by and among Party City Holdings Inc., Party City Corporation, PC Intermediate Holdings, Inc., Deutsche Bank AG New York Branch as administrative agent and the various lenders parties thereto (incorporated by reference to Exhibit 10.1 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2016)

10.4

Second Amendment to Term Loan Credit Agreement, dated as of February 16, 2018, by and among Party City Holdings Inc., Party City Corporation, PC Intermediate Holdings, Inc., Deutsche Bank AG New York Branch as administrative agent and the various lenders parties thereto (incorporated by reference to Exhibit 10.1 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2018)

10.5

Third Amendment to Term Loan Credit Agreement, dated as of June 28, 2019 (incorporated by reference to Exhibit 10.3 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2019)

10.6

ABL Credit Agreement, dated as of August 19, 2015, among PC Intermediate Holdings, Inc., Party City Holdings Inc., Party City Corporation, the subsidiaries of the borrowers from time to time party thereto, the financial institutions party thereto, as the Lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2015)

10.7

Pledge and Security Agreement, dated as of August 19, 2015, among Party City Holdings Inc., Party City Corporation, PC Intermediate Holdings, Inc., the Subsidiary Parties from time to time party thereto and JPMorgan Chase Bank, N.A., in its capacity as administrative agent and collateral agent for the lenders party to the ABL Credit Agreement (incorporated by reference to Exhibit 10.4 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2015)

10.8

Intercreditor Agreement, dated as of August 19, 2015, among PC Intermediate Holdings, Inc., Party City Holdings Inc., Party City Corporation, the other Grantors from time to time party thereto, JPMorgan Chase Bank, N.A., as ABL Facility Agent, and Deutsche Bank AG New York Branch, as Term Loan Agent (incorporated by reference to Exhibit 10.5 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2015)

10.9

First Amendment to ABL Credit Agreement, dated as of August 2, 2018, among PC Intermediate Holdings, Inc., Party City Holdings Inc., Party City Corporation, the subsidiaries of the borrowers from time to time party thereto, the financial institutions party thereto, as the Lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2018)

10.10

Second Amendment to ABL Credit Agreement, dated as of March 4, 2019, by and among Party City Holdings Inc., Party City Corporation, PC Intermediate Holdings, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, and each of the Persons party thereto as ABL Revolving Lenders (incorporated by reference to Exhibit 10.1 of Party City Holdco Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2019)

10.11

Third Amendment to ABL Credit Agreement, dated as of April 8, 2019, by and among Party City Holdings Inc., Party City Corporation, PC Intermediate Holdings, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, and each of the Persons party thereto as ABL Revolving Lenders (incorporated by reference to Exhibit 10.1 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2019)

10.12

Fourth Amendment to ABL Credit Agreement, dated as of June 28, 2019 (incorporated by reference to Exhibit 10.4 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2019)

10.13

Fifth Amendment to the ABL Credit Agreement, dated as of February 19, 2021, among PC Intermediate Holdings, Inc., Party City Holdings Inc., Party City Corporation, the subsidiaries of the borrowers from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the financial institutions party thereto (incorporated by reference to Exhibit 10.1 to Party City Holdco Inc.’s Form 8-K dated February 19, 2021)

10.14†

Party City Holdco Amended and Restated 2012 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Party City Holdco Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2019)

10.15†	Party City Holdco Inc. Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.21 to Party City Holdco Inc.’s Registration Statement on Form S-1 dated March 26, 2015)

10.16†

Party City Holdco Amended and Restated 2012 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 2021)

10.17†

Party City Holdco Inc. Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.2 of Party City Holdco Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 8, 2018)

10.18†

Form of Nonqualified Stock Option Award Agreement (Non-Employee Directors) under the Party City Holdco Inc. Amended and Restated 2012 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.23 to Party City Holdco Inc.’s Registration Statement on Form S-1 dated March 26, 2015)

10.19†

Form of Nonqualified Stock Option Award Agreement (Employees) under the Party City Holdco Inc. Amended and Restated 2012 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.24 to Party City Holdco Inc.’s Registration Statement on Form S-1 dated March 26, 2015)

10.20†

Form of Unrestricted Stock Award Agreement (Non-Employee Directors) under the Party City Holdco Inc. Amended and Restated 2012 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.18 of Party City Holdco Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2018)

10.21†

Form of Restricted Stock Award Agreement (Time and Performance-Based Vesting) under the Party City Holdco Inc. Amended and Restated 2012 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.6 of Party City Holdco Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2019)

10.22†

Form of Restricted Stock Unit Award Agreement (Time and Performance-Based Vesting) under the Party City Holdco Inc. Amended and Restated 2012 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.7 of Party City Holdco Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2019)

10.23†

Form of Non-Employee Director Restricted Stock Unit Agreement under the Party City Holdco Inc. Amended and Restated 2012 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.8 of Party City Holdco Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2019)

10.24†

Purchase and Sale Agreement, dated June 28, 2019, by and between Spirit Realty, L.P. and Amscan Inc., Anagram Eden Prairie Property Holdings LLC, and Amscan NM Land, LLC (incorporated by reference to Exhibit 10.1 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2019)

10.26

Master Lease Agreement, dated June 28, 2019, by and between Spirit Realty, L.P. and Party City Holdings Inc. (incorporated by reference to Exhibit 10.2 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2019)

10.27†

Employment Agreement between Party City Holdings Inc., Party City Holdco Inc. and Todd Vogensen, dated February 3, 2020 (incorporated by reference to Exhibit 10.1 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2020)

10.28

Board Nomination Agreement, dated as of September 11, 2020, between the Company and the Nominating Parties (incorporated by reference to Exhibit 10.1 of Party City Holdco Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2020)

10.29†

Form of Nonqualified Stock Option Award Agreement (Employees) under the Party City Holdco Inc. Amended and Restated 2012 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.6 of Party City Holdco Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 12, 2020)

10.32†*

Second Amended and Restated Employment Agreement between Party City Holdco Inc. and Sean Thompson, effective November 7, 2022 (incorporated by reference to Exhibit 10.32 of Party City Holdco Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2024)

10.33†*

Third Amended and Restated Employment Agreement between Party City Holdings Inc., Party City Holdco Inc., and Denise Kulikowsky, effective November 7, 2022 (incorporated by reference to Exhibit 10.33 of Party City Holdco Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2024)

10.34

Sixth Amendment to ABL Credit Agreement, dated as of March 18, 2022, among Party City Holdings Inc., Party City Corporation, PC Intermediate Holdings, Inc., the subsidiaries of the Borrowers party thereto, JPMorgan Chase Bank, N.A., as administrative agent and each of the Lenders party thereto (incorporated by reference to Exhibit 10.1 to Party City Holdco Inc.’s Form 8-K dated March 22, 2022)

10.35

Seventh Amendment to ABL Credit Agreement, dated as of July 19, 2022, among Party City Holdings Inc., Party City Corporation, PC Intermediate Holdings, Inc., the subsidiaries of the Borrowers party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for the Lenders, and each of the Increasing ABL Lenders, FILO Lenders and other Lenders party thereto (incorporated by reference to Exhibit 10.1 to Party City Holdco Inc.’s Form 8-K dated July 22, 2022)

10.36†

Agreement between Party City Holdco Inc. and John Capela, effective December 5, 2022 (incorporated by reference to Exhibit 10.1 of Party City Holdco Inc.’s Form 8-K filed with the Securities and Exchange Commission on December 2, 2022).

10.37

Restructuring Support Agreement made and entered into as of January 17, 2023, by Party City Holdco Inc. and certain of its subsidiaries (incorporated by reference to Exhibit 10.1 of Party City Holdco Inc.’s Form 8-K filed with the Securities and Exchange Commission on January 18, 2023).

10.38

Senior Secured Superpriority Debtor-In-Possession Term Loan Credit Agreement dated January 19, 2023 by Party City Holdco Inc., and certain of its subsidiaries, and Ankura Trust Company, LLC as the Administrative Agent (incorporated by reference to Exhibit 10.1 of Party City Holdco Inc.’s Form 8-K filed with the Securities and Exchange Commission on January 20, 2023).

10.39

Intellectual Property Cross-License Agreement, dated July 30, 2020, by and between Party City Holdings Inc. and Anagram International Inc. (incorporated by reference to Exhibit 99.4 of Party City Holdco Inc.’s Form 8-K filed with the Securities and Exchange Commission on January 18, 2023).

10.40

Services Agreement, dated July 30, 2020, by and between Party City Holdings Inc. and Anagram International Inc. (incorporated by reference to Exhibit 99.5 of Party City Holdco Inc.’s Form 8-K filed with the Securities and Exchange Commission on January 18, 2023).

10.41

Supply Agreement, dated July 30, 2020, by and between Anagram International Inc. and Amscan Inc. (incorporated by reference to Exhibit 99.6 of Party City Holdco Inc.’s Form 8-K filed with the Securities and Exchange Commission on January 18, 2023).

10.42†	Letter Agreement, dated November 18, 2023, by and between the Company and Dan Lamadrid (incorporated by reference to Exhibit 10.1 to Party City Holdco Inc.’s Form 8-K dated November 21, 2023)

10.43

ABL Credit Agreement, dated as of October 12, 2023, by and among the Company, as parent guarantor, Party City Holdings Inc., as parent borrower, Party City Corporation, and each other subsidiary of the Borrowers party thereto from time to time, PC Intermediate Holdings, Inc., the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to Party City Holdco Inc.’s Form 8-K dated October 12, 2023)

10.44

Intercreditor Agreement, dated as of October 12, 2023, by and among JP Morgan Chase Bank, N.A., as first priority representative for the first priority secured parties and Wilmington Savings Fund Society, FSB, as the second priority representative for the second priority secured parties (incorporated by reference to Exhibit 10.2 to Party City Holdco Inc.’s Form 8-K dated October 12, 2023)

10.45

Registration Rights Agreement, dated as of October 12, 2023, by and among Party City Holdco Inc. and the holders party thereto (incorporated by reference to Exhibit 10.3 to Party City Holdco Inc.’s Form 8-K dated October 12, 2023)

10.46

Stockholders’ Agreement, dated as of October 12, 2023, by and among Party City Holdco Inc. and the holders party thereto (incorporated by reference to Exhibit 10.4 to Party City Holdco Inc.’s Form 8-K dated October 12, 2023)

10.47

Backstop Commitment Agreement, dated September 1, 2023, by and among the Company and the parties thereto (incorporated by reference to Exhibit 10.1 to Party City Holdco Inc.’s Form 8-K dated September 1, 2023)

10.48†	Offer Letter, dated as of August 3, 2023, between the Company and Mr. Aguilar (incorporated by reference to Exhibit 10.1 to Party City Holdco Inc.’s Form 8-K dated August 4, 2023)

10.49	Fourth Amendment to Restructuring Support Agreement, dated as of July 21, 2023 (incorporated by reference to Exhibit 10.1 to Party City Holdco Inc.’s Form 8-K dated July 24, 2023)

16.1	Letter from Ernst & Young LLP, dated June 9, 2023 (incorporated by reference to Exhibit 16.1 to Party City Holdco Inc.’s Form 8-K dated June 9, 2023)

21.1*	List of Subsidiaries of Party City Holdco Inc.

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2022 and December 31, 2021; (ii) the Consolidated Statements of Operations and Comprehensive (Loss) Income for the years ended December 31, 2022, 2021, and 2020; (iii) the Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2022, 2021, and 2020; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, December 31, 2022, 2021, and 2020; and (v) the Notes to the Consolidated Financial Statements.

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
Date: March 28, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sean Thompson Sean Thompson	Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2024

/s/ Daniel Lamadrid Daniel Lamadrid	Chief Financial Officer (Principal Financial Officer)	March 28, 2024

/s/ John Capela	Chief Accounting Officer (Principal Accounting Officer)	March 28, 2024
John Capela

/s/ Robert Hull Robert Hull	Chairman of the Board and Director	March 28, 2024

/s/ Neal Goldman Neal Goldman	Director	March 28, 2024

/s/ Mark King Mark King	Director	March 28, 2024

/s/ Anthony Truesdale Anthony Truesdale	Director	March 28, 2024