Form 10-K/A
period 2022-12-31
Party City Holdco Inc.
filed 2024-04-04
CIK 1592058

s

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

Auditor Firm PCAOB ID: 243 Auditor Name: BDO USA, P.C. Auditor Location: New York, NY

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K of Party City Holdco Inc. (the “Company”) for the year ended December 31, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2024 (the “Original 2022 Form 10-K”). We are filing this Amendment to remove the consent of Ernst & Young LLP previously filed as Exhibit 23.1 to the Original 2022 Form 10-K.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, updated certifications by the Company’s Principal Executive Officer and Principal Financial Officer are filed as exhibits 31.1 and 31.2 to this Amendment in Part IV, Item 15.

Except as set forth in this Amendment, no other changes have been made to the Original 2022 Form 10-K. The Original 2022 Form 10-K has not been amended or updated to reflect events occurring after March 28, 2024, except as specifically set forth in this Amendment.

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

21.1

List of Subsidiaries of Party City Holdco Inc. (incorporated by reference to Exhibit 21.1 of Party City Holdco Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2024)

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
Date: April 4, 2024