Form 10-Q
period 2023-03-31
Party City Holdco Inc.
filed 2024-09-26
CIK 1592058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-37344

Party City Holdco Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-0539758
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

100 Tice Blvd., Woodcliff Lake, NJ	07677
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:

(973) 453-8601

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

None	N/A	N/A

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 26, 2024, there were no shares of the registrant's common stock outstanding that are publicly traded.

PARTY CITY HOLDCO INC.

(DEBTOR-IN-POSSESSION)

Form 10-Q

March 31, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PARTY CITY HOLDCO INC.

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2023	December 31, 2022	March 31, 2022
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$192,064	$59,421	$32,645
Accounts receivable, net	83,715	83,157	85,280
Inventories, net	584,038	633,360	517,459
Prepaid expenses and other current assets	73,272	42,106	69,668
Income tax receivable	2,668	14,464	55,614
Total current assets	935,757	832,508	760,666
Property, plant and equipment, net	246,605	255,270	224,134
Operating lease asset	658,778	707,047	729,587
Goodwill	101,310	100,357	664,943
Trade names	94,680	94,680	383,761
Other intangible assets, net	12,566	13,304	22,319
Other assets, net	17,718	16,831	25,425
Total assets	$2,067,414	$2,019,997	$2,810,835
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Loans and notes payable	$8,382	$360,745	$209,112
Debtor-in-possession facility	112,589	—	—
Accounts payable	51,480	157,474	188,842
Accrued expenses	175,305	181,466	144,397
Current portion of operating lease liability	2,449	119,605	119,384
Income taxes payable	668	426	10,409
Current portion of long-term obligations	290,004	1,331,003	928
Total current liabilities	640,877	2,150,719	673,072
Long-term obligations, excluding current portion	—	11,134	1,346,724
Long-term portion of operating lease liability	24,351	685,120	681,949
Deferred income tax liabilities, net	8,638	9,128	28,067
Other long-term liabilities	890	21,723	23,266
Total long-term liabilities	33,879	727,105	2,080,006
Liabilities subject to compromise	2,360,294	—	—
Total liabilities	3,035,050	2,877,824	2,753,078
Commitments and contingencies
Stockholders’ (deficit) equity:
Common stock (Par value $0.01; 113,721,622, 113,509,223, and 112,463,647 shares outstanding and 127,860,664, 126,787,094, and 124,607,064 shares issued at March 31, 2023, December 31, 2022, and March 31, 2022, respectively)	1,385	1,385	1,384
Additional paid-in capital	989,693	988,463	984,060
Accumulated deficit	(1,626,708)	(1,514,615)	(598,874)
Accumulated other comprehensive income	3,089	1,855	4,473
Total stockholders’ (deficit) equity before common stock held in treasury	(632,541)	(522,912)	391,043
Less: Common stock held in treasury, at cost (14,139,042, 13,277,871, and 12,143,417 shares at March 31, 2023, December 31, 2022, and March 31, 2022, respectively)	(335,095)	(334,915)	(333,286)
Total stockholders’ (deficit) equity	(967,636)	(857,827)	57,757
Total liabilities and stockholders’ (deficit) equity	$2,067,414	$2,019,997	$2,810,835

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS
(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Net sales	$438,121	$432,976
Cost of sales	307,225	294,968
Gross profit	130,896	138,008
Selling, general and administrative expenses	167,906	155,906
Store and other long-lived asset impairments	30,936	2,154
Loss from operations	(67,946)	(20,052)
Interest expense, net (excludes contractual interest of $20.5 million for the first quarter 2023)	10,585	23,395
Other income, net	(774)	(203)
Reorganization items, net	34,215	—
Loss before income taxes	(111,972)	(43,244)
Income tax expense (benefit)	121	(16,355)
Net loss	$(112,093)	$(26,889)
Net loss per share – basic and diluted	$(0.99)	$(0.24)
Weighted-average number of common shares-basic and diluted	113,679,437	112,407,040
Comprehensive loss	$(110,859)	$(25,937)

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Deficit Before Common Stock Held In Treasury	Common Stock Held In Treasury	Total Stockholders’ Deficit
Balance at December 31, 2022	$1,385	$988,463	$(1,514,615)	$1,855	$(522,912)	$(334,915)	$(857,827)
Net loss	—	—	(112,093)	—	(112,093)	—	(112,093)
Stock-based compensation	—	1,230	—	—	1,230	—	1,230
Treasury stock purchases	—	—	—	—	—	(180)	(180)
Foreign currency adjustments	—	—	—	1,234	1,234	—	1,234
Balance at March 31, 2023	$1,385	$989,693	$(1,626,708)	$3,089	$(632,541)	$(335,095)	$(967,636)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity Before Common Stock Held In Treasury	Common Stock Held In Treasury	Total Stockholders’ Equity
Balance at December 31, 2021	$1,384	$982,307	$(571,985)	$3,541	$415,247	$(332,533)	$82,714
Net loss	—	—	(26,889)	—	(26,889)	—	(26,889)
Stock-based compensation	—	1,733	—	—	1,733	—	1,733
Treasury stock purchases	—	—	—	—	—	(753)	(753)
Foreign currency adjustments	—	20	—	932	952	—	952
Balance at March 31, 2022	$1,384	$984,060	$(598,874)	$4,473	$391,043	$(333,286)	$57,757

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows provided by (used in) operating activities:
Net loss	$(112,093)	$(26,889)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	15,096	15,860
Non-cash reorganization items, net	4,649	—
Amortization of deferred financing costs and original issuance discounts	584	1,271
Provision for doubtful accounts	(428)	945
Deferred income tax	(490)	(1,135)
Undistributed loss in equity method investments	446	310
Change in operating lease liability/asset	(10,971)	(6,723)
Loss on disposal of assets	8	153
Store and other long-lived assets impairment	30,936	2,154
Stock-based compensation	1,230	1,733
Changes in operating assets and liabilities, net of effect of acquired businesses:
Decrease in accounts receivable	398	7,255
Decrease (increase) in inventories	49,786	(75,596)
Increase in prepaid expenses and other current assets, net	(20,555)	(11,205)
Increase (decrease) in accounts payable, accrued expenses and income taxes payable	43,595	(24,958)
Net cash provided by (used in) operating activities	2,191	(116,825)
Cash flows used in investing activities:
Cash paid in connection with acquisitions, net of cash acquired	—	(7)
Capital expenditures	(8,551)	(18,620)
Proceeds from disposal of property and equipment	—	1,610
Net cash used in investing activities	(8,551)	(17,017)
Cash flows provided by financing activities:
Repayment of loans, notes payable and long-term obligations	(1,418)	(5,518)
Proceeds from loans, notes payable and long-term obligations	143,378	124,759
Adequate protection payments	(3,098)	—
Treasury stock purchases	(180)	(753)
Net cash provided by financing activities	138,682	118,488
Effect of exchange rate changes on cash and cash equivalents	321	85
Net increase (decrease) in cash and cash equivalents and restricted cash	132,643	(15,269)
Cash and cash equivalents and restricted cash at beginning of period (a)	60,421	48,914
Cash and cash equivalents and restricted cash at end of period (a)	$193,064	$33,645
Supplemental disclosure of cash flow information:
Cash (paid) received during the period:
Interest (b)	$(12,080)	$(41,173)
Income taxes refunds, net	$11,881	$421
Reorganization items	$(5,922)	$—

(a) Includes $1,000 of restricted cash at March 31, 2023 and December 31, 2022 and March 31, 2022. The Company records restricted cash in Other assets, net as presented in the consolidated balance sheets at March 31, 2023, December 31, 2022, and March 31, 2022.

(b) Includes pre-petition interest payments made on the ABL Facility and interest payments made on the DIP Facility. Excludes post-petition interest payments of $3,098 made on the ABL Facility classified as adequate protection payments in Financing Activities, which were recorded as reductions of ABL Facility principal in accordance with U.S. GAAP.

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DEBTOR-IN-POSSESSION)

(Unaudited)

(Dollars in thousands, except share and per share amounts)

Note 1 – Description of Business

Party City Holdco Inc. (the “Company”, “PCHI”, "we", or "our") is a leading party goods company by revenue in North America. With hundreds of retail stores filled with thousands of products across North America and e-commerce websites, we make it easy for our customers to find the perfect party solution through our assortment of party products, balloons, and costumes for their celebration aided by the support of our party experts both in-store and online. Our retail operations as of August 31, 2024 includes 748 specialty retail party supply stores (including franchise stores) throughout North America and e-commerce websites which offer rapid, contactless, and same day shipping options (including in-store and at curbside), principally through the domain name partycity.com.

In addition to our retail operations, we are also a global designer, and distributor of decorated consumer party products, with items found in retail outlets worldwide, including independent party supply stores, mass merchants, grocery retailers, and e-commerce merchandisers.

PCHI is a holding company with no operating assets or operations. The Company owns 100% of PC Nextco Holdings, LLC, which owns 100% of PC Intermediate Holdings, Inc. (“PC Intermediate”). PC Intermediate owns 100% of Party City Holdings Inc. (“Holdings”), which owns most of the Company’s operating subsidiaries.

Chapter 11 Cases

On January 17, 2023 (the “PCHI Petition Date”), the Company and certain of its domestic subsidiaries (collectively, the “Debtors”) filed voluntary petitions (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) seeking relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). The Company’s foreign subsidiaries, and Anagram Holdings, LLC and its subsidiaries (“Anagram”) were not included in the Chapter 11 Cases and continued to operate in the ordinary course of business throughout the duration of the Chapter 11 Cases. On January 18, 2023, the Bankruptcy Court granted the Debtors’ motion to jointly administer the Chapter 11 Cases for procedural purposes only under the caption In re: Party City Holdco Inc., et. al. (Case No. 23-90005). To ensure its ability to continue operating in the ordinary course of business, the Debtors also filed with the Bankruptcy Court a variety of motions seeking “first-day” relief, which were approved by the Bankruptcy Court and permitted the Debtors to operate in the ordinary course during the Chapter 11 Cases and included the interim approval of a debtor-in-possession term loan facility (the “DIP Facility”) as described herein. The Debtors continued to operate their business and manage their properties as “debtors-in-possession” in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court throughout the duration of the Chapter 11 Cases.

On the PCHI Petition Date, the Debtors entered into a Restructuring Support Agreement (along with subsequent amendments made throughout the Chapter 11 Cases, the “RSA”) with certain holders (collectively, the “Initial Consenting Noteholders”) of the Secured Floating Rate 2025 Notes (as defined herein) and the Secured Fixed Rate 2026 Notes (as defined herein). Capitalized terms used in this footnote but not otherwise defined herein shall have the meaning given to such terms in the RSA. The RSA contemplates a restructuring (the “Restructuring”) of the Debtors pursuant to a joint plan of reorganization (the “Plan,” as further described herein). Among other things, the RSA provided for:

•
The entry into the DIP Facility, which was fully backstopped by the Initial Consenting Noteholders in the amount of $150 million, which was approved by the Bankruptcy Court on an interim basis on January 18, 2023 and on a final basis on March 3, 2023, as discussed below;
•
The (a) equitization of the Secured Notes in exchange for the equity of the reorganized Company, subject to dilution by any Reorganized Securities issued pursuant to the Rights Offering consummated at emergence from the Chapter 11 Cases, the Management Incentive Plan, and, to the extent applicable, the Reorganized Securities issued to lenders who provided backstop commitments under the DIP Facility in consideration for their backstop commitments, as a result of the DIP Equitization or (b) such other treatment of the Secured Notes as agreed by the Initial Consenting Noteholders;

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

An initial draw of $75 million under the DIP Facility was made on January 19, 2023, and the proceeds were used in accordance with the DIP Facility budget to, among other things, (i) pay the administrative costs and expenses of the Chapter 11 Cases and the DIP Facility and (ii) fund general corporate purposes. A second draw of $75 million was made following the Bankruptcy Court’s entry of the order approving the DIP Facility on a final basis on March 3, 2023. The second draw of borrowings for $75 million were used for the same purposes as the first draw.

The DIP Facility was secured by perfected senior security interests and liens having the priorities set forth in the DIP Credit Agreement on substantially all assets of the Debtors.

The DIP Facility terminated on October 12, 2023 as part of our emergence from the Chapter 11 Cases, as discussed in more detail below.

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

On April 4, 2023, the Company filed the initial version of its Plan and a related proposed form of Disclosure Statement (the “Disclosure Statement”) with the Bankruptcy Court. The Plan was since amended four times, with the last amendment of the Plan filed on August 31, 2023. The Plan intended to implement the previously disclosed Restructuring contemplated by the RSA. The Plan and the related Disclosure Statement describe, among other things, the Plan; the Restructuring contemplated by the RSA; the events leading to the Chapter 11 Cases; certain events that have occurred or are anticipated to occur during the Chapter 11 Cases, including the anticipated solicitation of votes to approve the Plan from certain of the Debtors’ creditors and certain other aspects of the Restructuring.

Subsequent Event - Emergence from Chapter 11 Cases

On September 6, 2023, the Bankruptcy Court entered an order confirming the Plan (the “Confirmation Order”) confirming the restructuring of the Debtors pursuant to a joint plan of reorganization (the "Plan").

On October 12, 2023 (the “Effective Date” or “Emergence Date"), the Plan became effective in accordance with its terms, and the Debtors emerged from the Chapter 11 Cases. The emergence events discussed below occurred subsequent to the March 31, 2023 date of the Condensed Consolidated Balance Sheets presented in this report and are, therefore, not reflected in the financial statements presented in this report.

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

•
General Unsecured Claims. Each holder of an Allowed General Unsecured Claim received its Pro Rata share of the GUC Recovery Pool.
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

Management believes that the Company will be able to continue its operations and meet its obligations over the next twelve months based on cash and cash equivalents, future cash flows expected to be generated from operations and borrowing capacity under the New ABL Credit Agreement. As part of this assessment management has considered current macroeconomic conditions and their potential impact on the Company's operations and will continue to maintain compliance with all covenants.

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

Subsequent Event - Anagram Bankruptcy, Deconsolidation, and Sale

On November 8, 2023 (the “Anagram Petition Date”), Anagram filed voluntary petitions (the “Anagram Chapter 11 Cases”) in the Bankruptcy Court seeking relief under the Bankruptcy Code. The Company and certain of its domestic subsidiaries were not included in the Anagram Chapter 11 Cases and continued to operate in the ordinary course of business throughout the duration of the Anagram Chapter 11 Cases. On November 8, 2023, the Bankruptcy Court granted Anagram motion to jointly administer the Anagram Chapter 11 Cases for procedural purposes only under the caption In re: Anagram Holdings, LLC, et. al. (Case No. 23-90901). To ensure its ability to continue operating in the ordinary course of business, Anagram also filed with the Bankruptcy Court a variety of motions seeking “first-day” relief, which were approved by the Bankruptcy Court and permitted Anagram to operate in the ordinary course during the Anagram Chapter 11 Cases and included the interim approval of a debtor-in-possession ABL facility (the “Anagram DIP ABL Facility”) and a debtor-in-possession note purchase agreement and notes indenture (the facility issued thereunder, the "Anagram DIP Notes Facility"). Anagram continued to operate their business and manage their properties as “debtors-in-possession” in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court throughout the duration of the Anagram Chapter 11 Cases.

Anagram subsequently received court approval for the Anagram DIP Term Facility ($22 million commitment) and the Anagram DIP ABL Facility ($15 million commitment), with the commitments coming from the group of its existing secured lenders.

On November 8, 2023, Anagram filed certain documents with the Bankruptcy Court disclosing that an agreement was reached with a group of their lenders as the “Stalking Horse” bidder to acquire substantially all of Anagram’s assets through a credit bid with a value of at least $175 million in a Section 363 transaction under the Bankruptcy Code, subject to higher or otherwise better offers and court approval. As part of this agreement, the “Stalking Horse” bidder committed to hire all Anagram employees and assume all pre and post-petition trade payables. No other bids were received other than the Stalking Horse bid prior to the bid deadline of December 15, 2023. The sale hearing was held on December 22, 2023, during which the Bankruptcy Court approved the sale to the Stalking Horse bidder. The sale closed on December 29, 2023.

The Anagram Chapter 11 Cases was a reconsideration event for PCHI to reevaluate whether consolidation of Anagram continued to be appropriate. We concluded that the power to make material decisions for Anagram had been transferred to the Bankruptcy Court, and, therefore, PCHI no longer controlled Anagram as of the Anagram Petition Date (November 8, 2023). Accordingly, we concluded that PCHI deconsolidated Anagram effective on the Anagram Petition Date. As such, amounts presented in the Company’s financial statements and notes thereto following the Anagram Petition Date exclude the operating results, cash flows, assets, liabilities, and equity of Anagram subsequent to November 8, 2023.

Delisting of Our Common Stock from the NYSE

On January 18, 2023 and as a result of the Chapter 11 Cases, the New York Stock Exchange (the “NYSE” or the “Exchange”) commenced proceedings to delist the Company’s common stock from the NYSE. Under NYSE delisting procedures, the Company had the right to appeal this determination but did not exercise its right to do so. On February 3, 2023, the NYSE notified the SEC of its intention to remove the Company’s common stock from listing and registration on the Exchange on February 14, 2023, pursuant to the provisions of Rule 12d2-2(b) because, in the opinion of the Exchange, the Company’s common stock is no longer suitable for continued listing and trading on the Exchange. Accordingly, as of February 14, 2023, the Company’s common stock is no longer listed on the NYSE. The NYSE delisting of its common stock did not adversely affect the Company’s business operations or the restructuring under the Chapter 11 Cases, and the delisting of the Company’s common shares does not change the Company’s reporting requirements under SEC rules and regulations. The Company’s common stock traded on the OTC Pink Open Market on February 14, 2023 under the symbol “PRTYQ” and ceased trading on the Effective Date of the Plan.

Note 2 – Basis of Presentation and Recently Issued Accounting Pronouncements

The unaudited condensed consolidated financial statements of the Company include the accounts of the Company and its majority-owned and controlled entities. All intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information.

Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the more detailed financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included in the unaudited condensed consolidated financial statements. The interim results of operations and cash flows are not necessarily indicative of those results and cash flows expected for any future interim or annual period.

The Company’s retail operations define a fiscal year (“Fiscal Year”) as the 52-week period or 53-week period ended on the Saturday nearest December 31st of each year and define their fiscal quarters ("Fiscal Quarter") as the four interim 13-week periods following the end of the previous Fiscal Year, except in the case of a 53-week Fiscal Year when the fourth Fiscal Quarter is extended to 14 weeks. The consolidated financial statements of the Company combine the Fiscal Year and Fiscal Quarters of the Company's retail operations with the calendar year and calendar quarters of the Company's wholesale operations, as the differences are not significant.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results can differ from these estimates depending upon certain risks and uncertainties. Changes in these estimates are recorded when known.

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. All credit card transactions that process in less than seven days are classified as cash and cash equivalents. As of March 31, 2023, December 31, 2022 and March 31, 2022, cash and cash equivalents included credit card receivables of $11.6 million, $33.4 million and $12.3 million, respectively.

The Company maintains the majority of its cash in accounts with major financial institutions within and outside of the United States. Deposits in these institutions may exceed the amounts of insurance provided, or deposits may not be covered by insurance. The Company has not experienced losses on its deposits of cash and cash equivalents.

Chapter 11 Accounting

The Company has applied Accounting Standards Codification (“ASC”) Topic 852 “Reorganizations” in preparing the condensed consolidated financial statements for the three months ended March 31, 2023. ASC 852 requires the financial statements for periods subsequent to the PCHI Petition Date to distinguish transactions and events that are directly associated with the Company’s reorganization from the ongoing operations of the business. Accordingly, certain post-petition bankruptcy-related expenses, gains, and losses incurred and realized during the Chapter 11 Cases are recorded within Reorganization items, net, in the Condensed Consolidated Statements of Operations and Comprehensive Loss. In addition, prepetition obligations that are unsecured or undersecured that may be impacted by the Chapter 11 Cases have been classified on the Condensed Consolidated Balance Sheets at March 31, 2023 as Liabilities Subject to Compromise. The outstanding balance as of March 31, 2023 was $2,360 million. These liabilities are reported at the amounts the Company anticipated would be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts.

Reorganization Items, Net

In accordance with ASC 852, any incremental expenses, gains, and losses incurred or realized as of or subsequent to the PCHI Petition Date and as a direct result of the Chapter 11 Cases are recorded under Reorganization items, net. The following table summarizes the components of Reorganization items, net included in the Condensed Consolidated Statements of Operations and Comprehensive Loss for three months ended March 31, 2023:

(Dollars in thousands)	Three months ended March 31, 2023
Professional fees and other bankruptcy related costs	$24,673
Debtor-in-possession financing costs	28,994
Deferred financing costs write-off on debt subject to compromise	16,998
Employee retention costs	2,117
Debt adjustments	(27,160)
Net gain on lease rejections	(11,407)
Total Reorganization items, net	$34,215

Liabilities Subject to Compromise (“LSTC”)

The Condensed Consolidated Balance Sheets as of March 31, 2023 includes amounts classified as Liabilities Subject to Compromise (“LSTC”), which represent unsecured or undersecured prepetition liabilities. These amounts include the Company’s estimate of known or potential obligations to be resolved in connection with the Chapter 11 Cases as of such date and may differ from actual future settlement amounts paid. As of March 31, 2023, LSTC consisted of the following:

(Dollars in thousands)	March 31, 2023
8.75% Senior Secured First Lien Notes – due 2026	$750,000
Lease liabilities	745,518
Asset-based lending facility borrowings	383,375
First Lien Party City Notes – due 2025	161,669
Accounts payable	132,438
6.625% Senior Notes – due 2026	92,254
Accrued expenses	54,942
6.125% Senior Notes – due 2023	22,924
Other liabilities	17,175
Total Liabilities Subject to Compromise	$2,360,294

As of March 31, 2023, the principal balance of the Loans and notes payable and Long-term obligations of $1,026.8 million have been included in LSTC. See also Note 13, Current and Long-Term Obligations, for further details.

As of March 31, 2023, interest accrued prior to the PCHI Petition Date on prepetition debt subject to compromise is included in LSTC.

Effective as of the PCHI Petition Date, we ceased recording interest expense on outstanding prepetition debt subject to compromise. Accordingly, contractual interest payments due under the terms of the outstanding prepetition debt of $20.5 million for the three months ended March 31, 2023 have not been recorded in the Consolidated Statements of Operations and Comprehensive Loss.

Since the commencement of the Chapter 11 Cases, the Company continued to make interest payments on the Prepetition ABL Facility. However, in accordance with ASC 852, no interest is accrued or expensed on undersecured debt. As such, these “adequate protection payments”, which totaled $3.1 million for the three months ended March 31, 2023, have been reflected as a reduction to the Prepetition ABL Facility outstanding principal balance as of March 31, 2023.

Claims Reconciliation

The Bankruptcy Court set a general Bar Date of April 3, 2023 and a Governmental Bar Date of July 17, 2023 as deadlines for filing proofs of claim against the Company and certain of its domestic subsidiaries (collectively, the "Debtors"). As of June 30, 2024, the Debtors have received approximately 4,700 proofs of claims for an amount of approximately $18.5 billion. The claims have been reconciled to amounts recorded in the Company’s accounting records. Differences in amounts recorded and claims filed by creditors are being investigated and resolved, including through the filing of objections with the Bankruptcy Court, where appropriate. The Company may ask the Bankruptcy Court to disallow claims that the Company believes are duplicative, have been later amended or superseded, are without merit, are overstated, or should be disallowed for other reasons. In light of the substantial number of claims filed, the claims resolution process may take considerable time to complete and has continued since our emergence from bankruptcy on October 12, 2023 and is expected to be completed during the fourth quarter of 2024.

Fresh-Start Accounting

Under ASC 852, fresh-start accounting is required upon emergence from Chapter 11 if (i) the value of the assets of the emerging entity immediately before the date of confirmation is less than the total of all post-petition liabilities and allowed claims; and (ii) holders of existing voting shares immediately before confirmation receive less than 50% of the voting shares of the emerging entity. The date of confirmation was September 6, 2023. The value of the assets of the Company immediately before the date of confirmation was less than the total of all post-petition liabilities and allowed claims. Additionally, the holders of the Company’s voting shares immediately before the date of confirmation held less than 50% of the voting shares of the Company. As such, the Company adopted fresh-start accounting as of the date the Plan became effective in accordance with its terms on October 12, 2023 (the "Effective Date"). Adopting fresh-start accounting results in a new reporting entity with no beginning retained earnings or accumulated deficit. With the application of fresh-start accounting, the Company will be required to allocate its reorganization value to its individual assets based on their estimated fair values in conformity with ASC Topic 805, “Business Combinations.” The reorganization value represents the fair value of the Successor Company’s assets before considering liabilities. The Company is in the process of evaluating the potential impact of fresh-start accounting on its condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In August 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-05, an amendment to Accounting Standards Codification (“ASC”) 805, Business Combinations, which addresses how a joint venture should recognize contributions received upon its formation. Joint ventures must account for initial assets and liabilities received at fair value on the date the joint venture is formed. The guidance is effective for the Company for joint ventures formed beginning January 1, 2025, and the Company can elect to apply it either prospectively or retrospectively back to a joint venture’s formation date provided adequate information is available. Early adoption is permitted. This amendment would only impact the Company upon adoption if, in the future, it entered into an applicable transaction. The Company does not expect that the application of this standard will have a material impact on its condensed consolidated financial statements.

In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative,” to amend certain disclosure and presentation requirements for a variety of topics within the ASC. These amendments align the requirements in the ASC to the removal of certain disclosure requirements set out in Regulation S-X and Regulation S-K, announced by the SEC. The effective date for each amended topic in the ASC is either the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, or on June 30, 2027, if the SEC has not removed the requirements by that date. Early adoption is prohibited. The Company does not expect that the application of this standard will have a material impact on its disclosures.

On November 27, 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which requires incremental disclosures related to an entity's reportable segments. This ASU is effective for annual periods beginning after December 15, 2023. The Company does not expect the adoption of ASU 2023-07 to have a material impact on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which is intended to enhance the transparency and decision usefulness of income tax disclosures. This amendment modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold, (2) the amount of income taxes paid (net of refunds received) (disaggregated by federal, state, and foreign taxes) as well as individual jurisdictions in which income taxes paid is equal to or greater than 5 percent of total income taxes paid net of refunds, (3) the income or loss from continuing operations before income tax expense or benefit (disaggregated between domestic and foreign) and (4) income tax expense or benefit from continuing operations (disaggregated by federal, state, and foreign). The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, while retrospective application is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its disclosures.

Note 3 – Store and Other Long-Lived Asset Impairments

During the three months ended March 31, 2023, the Company recorded an impairment charge of $30.9 million, of which $9.1 million was mainly attributable to vacated leased stores and a decrease in expected future store cash flow projections and $21.8 million was attributable to the early termination of the lease for our online sales distribution center in Naperville, Illinois.

During the three months ended March 31, 2022, the Company recorded an impairment charge of $2.2 million related to the closure of a manufacturing facility in New Mexico.

Note 4 – Inventories, net

Inventories, net consisted of the following:

(Dollars in thousands)	March 31, 2023	December 31, 2022	March 31, 2022
Finished goods	$539,074	$585,656	$471,988
Raw materials	28,152	28,572	24,257
Work in process	16,812	19,132	21,214
Inventories, net	$584,038	$633,360	$517,459

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

In the ordinary course of business, the Company is involved in transactions with certain of its equity-method investees, primarily for the purchase of finished goods inventory. For the three months ended March 31, 2023, the Company purchased $1.5 million from equity-method investees. As of March 31, 2023, approximately $11.9 million of purchases are reflected in finished goods inventory with accounts payable of $4.9 million related to such transactions.

Note 5 – Goodwill

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

Based on these valuations of the wholesale and retail reporting units, the Company recognized a non-cash pre-tax goodwill impairment charge of $288.4 million in the wholesale reporting unit in the third quarter of 2022, which is included with Goodwill and intangible asset impairments in the Consolidated Statements of Operations and Comprehensive Loss.

In the fourth quarter of 2022, additional impairment indicators were identified that suggested the carrying values of the wholesale and retail reporting units could exceed their fair values, as the Company reduced its sales projections for 2023, continued to experience a decline in its market capitalization, and, most notably, began to contemplate filing for Chapter 11 bankruptcy for the Company and certain of its subsidiaries. Subsequent to December 31, 2022, the Company and certain of its subsidiaries filed for bankruptcy under Chapter 11 on January 17, 2023 (see Note 1 Description of Business,). In light of these circumstances, we tested the goodwill related to our wholesale and retail reporting units for impairment in the fourth quarter of 2022 using the same market-based and income-based approach utilized in the third quarter.

Based on these valuations of the wholesale and retail reporting units, the Company recognized a non-cash pre-tax goodwill impairment charge of $60.3 million in the wholesale reporting unit and $219.9 million in the retail reporting unit for a total goodwill impairment charge of $280.2 million recognized in the fourth quarter of 2022.

For the year ended December 31, 2022, we recognized pre-tax goodwill impairment charges of $348.7 million in the wholesale reporting unit and $219.9 million in the retail reporting unit for a total goodwill impairment charge of $568.6 million recognized in 2022.

No impairment indicators were identified during the three months ended March 31, 2023.

Subsequent Event - Emergence from Chapter 11 Valuation

In connection with the Company’s emergence from bankruptcy on the Effective Date and in accordance with ASC 852, Reorganizations, the Company qualified for and adopted fresh-start accounting. The Company was required to adopt fresh-start accounting because (i) the holders of existing voting shares of the Predecessor Company received less than 50% of the voting shares of the Successor Company, and (ii) the reorganization value of the Company’s assets immediately prior to confirmation of the Plan was less than the post-petition liabilities and allowed claims.

ASC 852 prescribes that with the application of fresh-start accounting, the Company allocates its reorganization value to its individual assets based on their estimated fair values in conformity with ASC 805, Business Combinations. The reorganization value represents the fair value of the Successor Company’s assets before considering liabilities. As a result of new basis accounting, the Predecessor Company retail segment goodwill of approximately $101.3 million as of the first quarter of 2023 was fully adjusted to a fair value of zero upon emergence from bankruptcy.

Note 6 — Intangible Assets

Finite-Lived Intangible Assets: The Company’s finite-lived intangible assets primarily include franchise licenses that are amortized utilizing accelerated patterns based on the discounted cash flows that were used to value such assets, as well as customer relationships. As of March 31, 2023, December 31, 2022, and March 31, 2022, the net balance of our finite-lived intangible assets was $12.6 million, $13.3 million, and $22.3 million, respectively, was recorded within Other intangible assets, net in our Condensed Consolidated Balance Sheets. For the three months ended March 31, 2023 and 2022, the amortization expense for finite-lived intangible assets was $0.9 million and $1.5 million, respectively. Estimated amortization expense for finite-lived intangible assets for each of the next five years will be approximately $2.8 million, $2.4 million, $2.1 million, $1.8 million, and $1.4 million, respectively.

In consideration of the Company’s contemplation of bankruptcy in the fourth quarter of 2022, it was concluded that certain customer relationship assets in the wholesale segment were impaired, and as a result, impairment charges on such assets of $4.9 million were recorded and are included within Goodwill and intangible asset impairments on the Condensed Consolidated Statements of Operations and Comprehensive loss in the fourth quarter of 2022.

Indefinite-Lived Intangible Assets (Trade Names): In addition to the Company’s finite-lived intangible assets, the Company has an indefinite-lived intangible asset for the Party City trade name. As of March 31, 2023 and December 31, 2022, the carrying value of the Company's Party City trade name was $94.7 million. As of March 31, 2022, the carrying value of the Company’s Party City and Amscan trade names was $383.8 million.

In the fourth quarter of 2022, impairment indicators were identified that suggested the carrying values of the Company’s trade names could exceed their fair values, as management began to contemplate filing for Chapter 11 bankruptcy for the Company and certain of its subsidiaries. The Company and certain of its subsidiaries filed for bankruptcy under Chapter 11 on January 17, 2023. In light of these circumstances, the Company tested its indefinite-lived trade names for impairment as of December 31, 2022. To test for potential impairment of our trade names, we prepared an estimate of the trade names’ fair value using a discounted cash flow analysis based on the “relief from royalty” method, assuming that a third-party would be willing to pay a royalty in lieu of ownership for this intangible asset. This approach is dependent on many factors, including estimates of royalty rates and discount rates.

Based on this valuation, the Company recognized non-cash pre-tax trade name impairment charges of $288.9 million in the fourth quarter of 2022, which included a $262.0 million impairment charge against the Party City trade name, and a full impairment of the Amscan trade name and a trade name related to an ancillary business ($26.0 million and $0.9 million, respectively).

No impairment indicators were identified during the three months ended March 31, 2023.

Subsequent Event - Emergence from Chapter 11 Valuation

In connection with the Company’s emergence from bankruptcy on the Effective Date and in accordance with ASC 852, Reorganizations, the Company qualified for and adopted fresh-start accounting. The Company was required to adopt fresh-start accounting because (i) the holders of existing voting shares of the Predecessor Company received less than 50% of the voting shares of the Successor Company, and (ii) the reorganization value of the Company’s assets immediately prior to confirmation of the Plan was less than the post-petition liabilities and allowed claims.

ASC 852 prescribes that with the application of fresh-start accounting, the Company allocates its reorganization value to its individual assets based on their estimated fair values in conformity with ASC 805, Business Combinations. The reorganization value represents the fair value of the Successor Company’s assets before considering liabilities. As a result, $94.7 million of trade names was fully adjusted to a fair value of zero.

Note 7 – Income Taxes

The Company is required at the end of each interim reporting period to make its best estimate of the annual effective income tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. In addition, the Company is required to project the deferred income tax effects of expected year-end temporary differences, and include in its effective income tax rate, the tax effect of a valuation allowance expected to be necessary at the end of the year for deferred tax assets related to deductible temporary differences and carryforwards originating during the year.

The effective income tax rate for the three months ended March 31, 2023 and 2022 was (0.1%) and 37.8%, respectively. The difference in the current year effective tax rate from the statutory rate of 21.0% is primarily due to the tax impact of non-deductible costs related to the bankruptcy filing and to the recording of a valuation allowance to reduce the total deferred tax assets to an amount that will, more-likely-than-not, be realized in the future.

Note 8 – Changes in Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income consisted of the following:

Three Months Ended March 31, 2023
(Dollars in thousands)	Foreign Currency Adjustments
Balance at December 31, 2022	$1,855
Other comprehensive income, net of tax	1,234
Balance at March 31, 2023	$3,089

Three Months Ended March 31, 2022
(Dollars in thousands)	Foreign Currency Adjustments
Balance at December 31, 2021	$3,541
Other comprehensive income, net of tax	932
Balance at March 31, 2022	$4,473

Note 9 – Segment Information

Industry Segments

The Company has two reportable operating segments: Wholesale and Retail. The Wholesale segment designs, manufactures, contracts for manufacture, and distributes party goods, including paper and plastic tableware, metallic and latex balloons, Halloween and other costumes, accessories, novelties, and stationery throughout the world. The Retail segment operates specialty retail party supply stores in North America, and it operates e-commerce websites, principally through the domain name partycity.com. The Company’s reportable operating segment data for the three months ended March 31, 2023 and 2022 was as follows:

(Dollars in thousands)	Wholesale	Retail	Consolidated
Three Months Ended March 31, 2023
Net sales before eliminations	$226,524	$354,245	$580,769
Eliminations	(142,648)	—	(142,648)
Net sales	83,876	354,245	438,121
Gross profit	$14,110	$116,786	$130,896
Loss from operations	$(19,676)	$(48,270)	$(67,946)
Interest expense, net			10,585
Other income, net			(774)
Reorganization items, net			34,215
Loss before income taxes			$(111,972)

(Dollars in thousands)	Wholesale	Retail	Consolidated
Three Months Ended March 31, 2022
Net sales before eliminations	$239,680	$340,951	$580,631
Eliminations	(147,655)	—	(147,655)
Net sales	92,025	340,951	432,976
Gross profit	$24,642	$113,366	$138,008
Income (loss) from operations	$3,501	$(23,553)	$(20,052)
Interest expense, net			23,395
Other income, net			(203)
Loss before income taxes			$(43,244)

Note 10 – Commitments and Contingencies

The Company is a party to certain claims and litigation in the ordinary course of business. The Company does not believe that any of these proceedings will result, individually or in the aggregate, in a material adverse effect upon its financial condition or future results of operations.

We establish an accrual for legal proceedings if and when those matters reach a stage where they present loss contingencies that are both probable and reasonably estimable. In such cases, there may be a possible exposure to loss in excess of any amounts accrued. We monitor those matters for developments that would affect the likelihood of a loss and the accrued amount, if any, thereof, and adjust the amount as appropriate. If the loss contingency at issue is not both probable and reasonably estimable, we do not establish an accrual, but will continue to monitor the matter for developments that will make the loss contingency both probable and reasonably estimable. If it is at least a reasonable possibility that a material loss will occur, we will provide disclosure regarding the contingency.

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

The carrying amounts for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, and other current liabilities approximated fair value at March 31, 2023 because of the short-term maturities of the instruments and/or their variable rates of interest.

The carrying amounts and fair values of the Company’s notes and senior notes as of March 31, 2023 are as follows:

	March 31, 2023
(Dollars in thousands)	Gross Carrying Amount	Fair Value
8.75% Senior Secured First Lien Notes – due 2026 (a)	$750,000	$75,000
6.125% Senior Notes – due 2023 (a)	22,924	57
6.625% Senior Notes – due 2026 (a)	92,254	317
First Lien Party City Notes – due 2025 (a)	161,669	22,364
First Lien Anagram Notes – due 2025	146,019	139,905
Second Lien Anagram Notes – due 2026	143,965	116,928

(a) Recorded within Liabilities Subject to Compromise in the Company’s Condensed Consolidated Balance Sheets as of September 30, 2023 and ultimately settled as part of the Company’s emergence from bankruptcy on October 12, 2023. See Notes 1 and 13 for more details.

The fair values represent Level 2 fair value measurements as the debt instruments trade in inactive markets. The carrying amounts for other debt instruments approximated fair value at March 31, 2023 based on the discounted future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturity.

Impairment of Long-Lived Assets

The fair value of the Company's long-lived assets is primarily calculated using a discounted cash-flow model directly associated with those assets, which consist principally of property and equipment and ROU assets. These assets are tested for impairment when events indicate that their carrying value may not be recoverable.

The Company performed periodic quantitative impairment assessments of its long-lived assets, inclusive of ROU assets and recorded impairment charges of $30.9 million and $2.2 million in the quarter ended March 31, 2023 and 2022, respectively. Impairment charges were primarily recorded in the retail segment. Refer to Note 3 for more information.

Note 12 – Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of outstanding common shares for the period. In reporting periods with net income, diluted earnings per share is calculated based on the weighted average number of outstanding common shares plus the dilutive effect of stock options and warrants, as if they were exercised, and restricted stock units, as if they vested.

Basic and diluted loss per share is as follows:

	Three Months Ended March 31,
(Dollars in thousands, except share and per share data)	2023	2022
Net loss	$(112,093)	$(26,889)
Weighted-average number of common shares - basic and diluted	113,679,437	112,407,040
Net loss per share - basic and diluted	$(0.99)	$(0.24)

During the three months ended March 31, 2023, 856,805 stock options and 5,161,051 performance restricted stock units were excluded from the calculation of net loss per share – diluted as they were anti-dilutive. During the three months ended March 31, 2022, 1,800,535 stock options and 8,966,015 restricted stock units were excluded from the calculation of net loss per share – diluted as they were anti-dilutive.

Note 13 – Current and Long-Term Obligations

On January 17, 2023, the Company and certain of its direct and indirect domestic subsidiaries, excluding the Anagram and the Company’s foreign subsidiaries, filed for relief under Chapter 11 of the United States Bankruptcy Code, in the United States Bankruptcy Court. The filing triggered an event of default that accelerated the Company’s following debt obligations: a) its 8.750% senior secured first lien notes due 2026 (the “Fixed Rate Notes”); b) its 6.125% senior notes due 2023; c) its 6.625% senior notes due 2026, and d) its senior secured first lien floating rate notes due 2025 (the “Secured Floating Rate 2025 Notes” and, together with the Fixed Rate Notes, the “Secured Notes”). See Note 1 Description of Business, for a further discussion of the Chapter 11 Cases.

On March 30, 2023, Anagram notified the agents and trustees under the documents governing its (a) asset-backed revolving credit facility (the “Anagram ABL Credit Agreement”), (b) 15.00% senior secured first lien notes due 2025 (the “First Lien Anagram Notes Indenture”), and (c) 10.00% senior secured second lien notes due 2026 (collectively with the First Lien Anagram Notes Indenture, the “Anagram Notes Indentures,” and collectively with the Anagram ABL Credit Agreement, the “Anagram Financing Agreements”) of certain defaults or potential defaults that existed or could exist (the “Specified Anagram Defaults”) as a result of, among other things, Anagram International, Inc. making certain tax-related advances to the Company from February 2021 to January 2023 that exceeded the limitations in the Anagram Financing Agreements.

On April 4, 2023, Anagram and the agent under the Anagram ABL Credit Agreement entered into an agreement pursuant to which the required lenders under the Anagram ABL Credit Agreement and the agent waived the Specified Anagram Defaults retroactive to March 1, 2023, and the delivery of Anagram's 2022 annual audited financial statements without qualification as to “going concern” or scope, and further amended the Anagram ABL Credit Agreement and the related security agreement.

On April 21, 2023, Anagram obtained the Anagram Notes Waivers (as defined herein), with the Anagram Notes Waivers being subject to Anagram obtaining, by May 19, 2023, an agreement on a new contract with a supplier. Anagram did not enter into a new contract with the supplier prior to filing for bankruptcy on November 8, 2023. Concurrently, with the effectiveness of the Anagram Notes Waivers, Anagram entered into supplemental indentures pursuant to the Anagram Notes Indentures whereby, among other things, Anagram were required to make additional payments-in-kind to the holders of Anagram Notes in an amount equal to 0.5% of aggregate principal outstanding and thereby increasing the principal amount of the Anagram Notes. On May 9, 2023, payments in-kind of $0.6 million and $0.5 million were made on the 15.00% PIK/Cash Senior Secured First Lien Notes due 2025 (the “First Lien Anagram Notes”) and the 10.00% PIK/Cash Senior Secured Second Lien Notes due 2026 (the “Second Lien Anagram Notes”), respectively.

On August 15, 2023, the Anagram elected to not make the interest payment on the First Lien Anagram Notes. As of the date of the Anagram sale, the Anagram had not made this interest payment.

For information regarding the subsequent event related to Anagram’s Chapter 11 Cases and the developments related to the Stalking Horse bid to acquire the Anagram, see “Note 1 - Description of Business - Subsequent Event - Anagram Bankruptcy, Deconsolidation, and Sale.”

As a result of the timing of the Company’s bankruptcy declaration, debt obligations excluding Anagram’s debt obligations, are recorded in Liabilities Subject to Compromise in the Condensed Consolidated Balance Sheets as of March 31, 2023 (see Note 2 for further details) and current liabilities as of December 31, 2022. As a result of the Specified Anagram Defaults, all of Anagram’s long-term debt has been classified as a current liability in the Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022.

Pre-emergence Debt

DIP Facility

On January 18, 2023, the Bankruptcy Court approved the Debtors proposed $150 million senior secured superpriority priming debtor-in-possession term loan credit facility (the “DIP Facility”) on an interim basis pursuant to the Interim Order for the DIP Facility (as defined herein). On January 19, 2023, certain of the Debtors entered into the credit agreement governing the DIP Facility along with certain financial institutions party thereto as lenders and Ankura Trust Company, LLC, as the administrative agent and collateral agent (the “DIP Credit Agreement”), and the closing of the DIP Facility occurred on the same day.

An initial draw of $75 million under the DIP Facility was made on January 19, 2023, and the proceeds were used in accordance with the DIP Facility budget to, among other things, (i) pay the administrative costs and expenses of the Chapter 11 Cases and the DIP Facility and (ii) fund general corporate purposes. A second draw of $75 million was made following the Bankruptcy Court’s entry of the order approving the DIP Facility on a final basis on March 3, 2023. The second draw of borrowings for $75 million were used for the same purposes as the first draw.

The DIP Facility was secured by perfected senior security interests and liens having the priorities set forth in the DIP Orders on substantially all assets of the Debtors, as further described in the DIP Orders.

The DIP Facility terminated on October 12, 2023 as part of our emergence from the Chapter 11 Cases, as discussed in Note 1 Description of Business.

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

Prepetition ABL Facility

The filing of the Chapter 11 Cases, as discussed in Note 1 Description of Business, constituted an event of default that accelerated the Company’s obligations under its Prepetition ABL Facility. Any efforts to enforce payment obligations on the Prepetition ABL Facility were automatically stayed as a result of the filing of the Chapter 11 Cases and the holders’ rights of enforcement in respect of the Debtors’ debt agreements were subject to the applicable provisions of the Bankruptcy Code.

In connection with entering into and amending the Prepetition ABL Facility, the Company incurred and capitalized third-party costs. As a result of the Chapter 11 Cases, the Company wrote off the remaining $3.1 million of unamortized financing costs in the period ended March 31, 2023 to Reorganization items, net.

Outstanding borrowings under the Prepetition ABL Facility totaled $383.4 million and $361.7 million at March 31, 2023 and December 31, 2022, respectively. There were no borrowings as of March 31, 2022. As a result of the Chapter 11 Cases, the remaining capacity under the Prepetition ABL Facility was terminated on January 17, 2023, and the full borrowed balance was recorded to Liabilities Subject to Compromise on the Condensed Consolidated Balance Sheets. Outstanding standby letters of credit totaled $37.9 million, $37.9 million at March 31, 2023, December 31, 2022 and $24.9 million at March 31, 2022, respectively. After considering borrowing base restrictions, as of December 31, 2022 and March 31, 2022, Holdings had available borrowing capacity under the terms of the facility $75.4 million and $77.3 million, respectively.

As of the Effective Date of the Plan, Prepetition ABL Facility borrowings of $383.4 million were deemed repaid and refinanced in full by the New ABL Facility discussed below.

Anagram ABL Credit Agreement

As of March 31, 2023, outstanding borrowings under the Anagram ABL Credit Agreement totaled $9.0 million and there was $5.1 million of availability under this facility. As of December 31, 2022, outstanding borrowings under the Anagram ABL Credit Agreement totaled $3 million and there was $11.4 million of availability under this facility. There were no amounts outstanding under the Anagram ABL Credit Agreement as of March 31, 2022.

For information regarding a subsequent event related to Anagram’s Chapter 11 Cases and the developments related to the Stalking Horse bid to acquire the Anagram, see “Note 1 - Description of Business - Subsequent Event - Anagram Bankruptcy, Deconsolidation, and Sale.”

Long-Term Obligations

Long-term obligations at March 31, 2023, December 31, 2022, and March 31, 2022 consisted of the following:

	March 31, 2023			December 31, 2022	March 31, 2022
(Dollars in thousands)	Principal Amount	Gross Carrying Amount	Net Carrying Amount	Net Carrying Amount	Net Carrying Amount
8.75% Senior Secured First Lien Notes – due 2026	$750,000	$750,000	$750,000	$736,506	$733,815
6.125% Senior Notes – due 2023	22,924	22,924	22,924	22,889	22,848
6.625% Senior Notes – due 2026	92,254	92,254	92,254	91,735	91,627
First Lien Party City Notes – due 2025	161,669	161,669	161,669	188,842	193,501
First Lien Anagram Notes – due 2025	124,708	146,019	146,019	146,872	148,831
Second Lien Anagram Notes – due 2026	103,208	143,965	143,965	143,705	144,625
Finance lease obligations	20	20	20	11,588	12,405
Total long-term obligations	1,254,783	1,316,851	1,316,851	1,342,137	1,347,652
Less: current portion	(227,936)	(290,004)	(290,004)	(1,331,003)	(928)
Less: amounts reclassified to Liabilities subject to compromise	(1,026,847)	(1,026,847)	(1,026,847)	—	—
Long-term obligations, excluding current portion	$—	$—	$—	$11,134	$1,346,724

As a result of the Chapter 11 Cases, the Company wrote off on the 8.75% Senior Secured Notes $13.3 million of unamortized financing costs, original issue discount, and call premium in the first quarter of 2023 to Reorganization items, net. In addition, the Company wrote off on the 6.125% Senior Notes and 6.625% Senior Notes the remaining unamortized financing costs of $0.5 million to Reorganization items, net in the first quarter of 2023. Lastly, in the first quarter of 2023, we also recorded a credit adjustment of $27.2 million to Reorganization items, net, to reduce the carrying amount of the First Lien Party City Notes to the notes’ allowed claim amount.

As of the Effective Date of the Plan, $750 million of Senior Secured First Lien Notes, $22.9 million of 6.125% Senior Notes, $92.3 million of 6.625% Senior Notes, and $161.7 million of First Lien Party City Notes were cancelled, and the duties and obligations of all parties thereto were deemed satisfied in full, canceled, released, discharged, and of no force or effect. Each holder of an Allowed Secured Notes Claim received (i) its Pro Rata (as defined in the Plan) share of the New PCHI Shares issued on the Effective Date on account of the Allowed Secured Notes Claims, representing 100% of the New PCHI Shares outstanding on the Effective Date, subject to dilution by the New PCHI Shares issued as DIP Reorganized Securities (as defined in the Plan), the New PCHI Shares issued in connection with the Rights Offering (including in partial satisfaction of the Backstop Commitment Premium), and the MIP Equity Pool and (ii) subscription rights to purchase up to its Pro Rata (as defined in the Plan) share of the securities comprising the Investment Package (as defined in the Plan) for an aggregate purchase price of $75 million offered in the Rights Offering in accordance with the Rights Offering Procedures (as defined in the Plan). Holders of the 6.125% Senior Notes and 6.625% Senior Notes will receive a pro rata share of the general unsecured claim pool as per the General Unsecured Claims protocols set forth in the Plan.

Subsequent Event - Post-emergence Debt and Other Obligations

New ABL Credit Agreement

For a description of the New ABL Credit Agreement, see “Note 1 - Description of Business - Subsequent Event - Emergence from Chapter 11 Cases - Debt Securities and Agreements - New ABL Credit Agreement.”

Second Lien Notes

For a description of the Second Lien Notes, see “Note 1 - Description of Business - Subsequent Event - Emergence from Chapter 11 Cases - Debt Securities and Agreements - Second Lien Notes.”

Note 14 – Revenue from Contracts with Customers

The following table summarizes revenue from contracts with customers for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Retail Net Sales	$354,245	$340,951
Wholesale Net Sales:
Domestic	$54,996	$62,209
International	28,880	29,816
Total Wholesale Net Sales	$83,876	$92,025
Total Consolidated Sales	$438,121	$432,976

The Company maintains allowances for credit losses resulting from the inability of the Company’s customers to make required payments. Judgment is required in assessing the ultimate realization of these receivables, including consideration of the Company’s history of receivable write-offs, the level of past due accounts and the economic status of the Company’s customers. In an effort to identify adverse trends relative to customer economic status, the Company assesses the financial health of the markets it operates in and performs periodic credit evaluations of its customers and ongoing reviews of account balances and aging of receivables. Amounts are considered past due when payment has not been received within the time frame of the credit terms extended. Write-offs are charged directly against the allowance for credit losses and occur only after all collection efforts have been exhausted. At March 31, 2023, December 31, 2022, and March 31, 2022, the allowance for credit losses was $8.7 million, $9.2 million, and $8.1 million, respectively.

Note 15 – Condensed Combined Debtor-in-Possession Only Financial Statements

The financial statements below represent the unaudited condensed combined financial statements of the Debtors only as of and for the three months ended March 31, 2023.

Intercompany transactions among the Debtors have been eliminated in the financial statements below. Intercompany transactions among the Debtors and non-Debtors have not been eliminated in the financial statements below, as such, these transactions appear in the financial statements in the same manner as transactions with independent third parties. The results of operations of the Debtors may not represent the actual results if operating on a stand-alone basis.

PARTY CITY HOLDCO INC.

CONDENSED COMBINED DEBTORS’ BALANCE SHEET

(Unaudited)

(In thousands)

March 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$191,439
Accounts receivable, net	68,685
Inventories, net	537,107
Prepaid expenses and other current assets	70,751
Income tax receivable	2,668
Total current assets	870,650
Property, plant and equipment, net	216,733
Operating lease asset	637,570
Goodwill	101,310
Trade names	94,680
Other intangible assets, net	9,702
Other assets, net	11,133
Total assets	$1,941,778
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Debtor-in-possession facility	$112,589
Accounts payable	41,092
Accrued expenses	171,391
Intercompany	7,502
Current portion of operating lease liability	1,487
Income taxes payable	668
Current portion of long-term obligations	20
Total current liabilities	334,749
Other long-term liabilities	890
Long-term portion of operating lease liability	2,816
Deferred income tax liabilities, net	8,796
Total long-term liabilities	12,502
Liabilities subject to compromise	2,360,294
Total liabilities	2,707,545
Stockholders’ deficit:
Total stockholders’ deficit	(765,767)
Total liabilities and stockholders’ deficit	$1,941,778

PARTY CITY HOLDCO INC.

CONDENSED COMBINED DEBTORS’ STATEMENT OF OPERATIONS

(Unaudited)

(In thousands)

Three Months Ended March 31,
2023
Net sales	$414,825
Cost of sales	290,065
Gross profit	124,760
Selling, general and administrative expenses	160,819
Store and other long-lived asset impairments	30,936
Loss from operations	(66,995)
Interest expense, net	7,555
Other income, net	(503)
Reorganization items, net	34,215
Loss before income taxes	(108,262)
Income tax expense	279
Net loss	$(108,541)

PARTY CITY HOLDCO INC.

CONDENSED COMBINED DEBTORS’ STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

Three Months Ended March 31,
2023
Cash flows provided by operating activities:
Net loss	$(108,541)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	13,720
Non-cash reorganization items, net	4,649
Amortization of deferred financing costs and original issuance discounts	233
Provision for doubtful accounts	(454)
Deferred income tax	(332)
Undistributed loss in equity method investments	685
Change in operating lease liability/asset	(11,081)
Loss on disposal of assets	8
Goodwill and other intangible asset impairments	30,952
Stock-based compensation	1,230
Changes in operating assets and liabilities, net of effect of acquired businesses:
Increase in accounts receivable	(3,699)
Decrease in inventories	44,184
Increase in prepaid expenses and other current assets, net	(20,364)
Increase in accounts payable, accrued expenses and income taxes payable	56,285
Net cash provided by operating activities	7,475
Cash flows used in investing activities:
Capital expenditures	(7,328)
Net cash used in investing activities	(7,328)
Cash flows provided by financing activities:
Repayment of loans, notes payable and long-term obligations	(628)
Proceeds from loans, notes payable and long-term obligations	137,378
Adequate protection payments	(3,098)
Treasury stock purchases	(180)
Net cash provided by financing activities	133,472
Effect of exchange rate changes on cash and cash equivalents	321
Net increase in cash and cash equivalents and restricted cash	133,940
Cash and cash equivalents and restricted cash at beginning of period	57,499
Cash and cash equivalents and restricted cash at end of period	$191,439

Note 16 – Subsequent Events

Emergence from Chapter 11 Cases

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. See Notes 1 and 13 for disclosure regarding the Company’s emergence from the Chapter 11 Cases on October 12, 2023 and the bankruptcy, deconsolidation, and sale of Anagram.

Disposition of Assets

In the second quarter of 2024, management approved the closure of Kookaburra, a manufacturer and distributor of paper napkins and cups located in Newburgh, New York. We expect to close Kookaburra no later than the end of the fourth quarter of 2024. Kookaburra is part of our wholesale segment, and its revenues and profitability have not been material to the Company or wholesale segment in current or previous years.

In the first quarter of 2024, management approved the closure of Am-Source, Inc. ("Am-Source"), a manufacturer and distributor of plastic plates, cups, and bowls located in East Providence, Rhode Island. We expect to close Am-Source no later than the end of the fourth quarter of 2024, commensurate with the termination date of the lease of the East Providence facility. Am-Source is part of our wholesale segment, and its revenues and profitability have not been material to the Company or wholesale segment in current or previous years.

In conjunction with the planned shutdown of the Kookaburra and Am-Source manufacturing facilities the Company recorded $5.4 million of equipment impairment charges in the first half of 2024.

On March 18, 2024, we sold the assets of Deco Paper Products, Inc. ("Deco"), a manufacturer and distributor of paper plates located in Louisville, Kentucky, for approximately $7 million. Deco was part of our wholesale segment, and its revenues and profitability were not material to the Company or wholesale segment in current or previous years.

On January 22, 2024, we sold the assets of Print Appeal, Inc. ("Print Appeal"), which engages in the manufacturing and personalization of cups and napkins located in Dallas, Texas, for approximately $2.2 million. Print Appeal was part of our wholesale segment, and its revenues and profitability were not material to the Company or wholesale segment in current or previous years.

On March 31, 2023, the Debtors filed a motion with the Bankruptcy Court seeking the authority to sell, pursuant to section 363 of the Bankruptcy Code, their equity interests in Granmark, S.A. de C.V. (“Granmark”), a Non-Debtor Affiliate that is a party goods manufacturer located in Mexico, for $5.4 million. On April 11, 2023, the Bankruptcy Court authorized the Debtors to proceed with this sale. This sale was consummated on April 18, 2023. Granmark was part of our wholesale segment, and its revenues and profitability were not material to the Company or the wholesale segment in current or previous years. Upon sale, the Company recorded an approximately $14 million loss within the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

In January 2021, we sold our international wholesale, retail, and e-commerce operations to a private equity firm in the UK; and in late 2022, that business was rebranded as the Wonder Group. As part of the agreement, the Company and the Wonder Group also formed a joint venture partnership (the JV) for our costume sourcing and development. In July 2024, the Wonder Group experienced financial difficulties and filed for bankruptcy. As a result, the JV will also be placed into liquidation. With this change, the Company has engaged a third-party provider which will assume the role of our previous JV, overseeing and managing our wearable business from development, costing & sampling through to order management & delivery. In conjunction with this change, the Company is in the process of assessing related impairment charges to the joint venture investment as well as reserves against open receivables from the joint venture.

New Chief Executive Officer

Additionally, in July 2024, the Company announced the hiring of Barry Litwin as the new Chief Executive Officer ("CEO") who started on August 12, 2024. Prior to joining the Company, Barry served as the CEO and Board Member of Global Industrial Company (NYSE: GIC), a $1.4B distribution leader in industrial products. He guided strategy and execution for all facets of the company, serving 500K customers across manufacturing, transportation, retail, and healthcare. Prior to GIC, Barry was the CEO of Adorama, where he orchestrated the turnaround of an iconic omnichannel retailer of professional cameras, photo-finishing services, and consumer electronics. During his tenure, he rebuilt the financial, marketing, merchandising, operational, and cultural practices and achieved double-digit growth in revenue, profit, and market share. He also spent time in senior executive roles in retail and distribution with Sears, Office Depot, Avnet, and Fannie May Candies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References throughout this document to the “Company” include Party City Holdco Inc. and its subsidiaries. In this document the words “we,” “our,” “ours,” and “us” refer only to the Company and its subsidiaries and not to any other person.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report contains “forward-looking statements” within the meaning of federal and state securities laws. Disclosures that use words such as the company “believes,” “anticipates,” “expects,” “estimates,” “intends,” “will,” “may”, or “plans” and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report are based on management’s good-faith belief and reasonable judgment based on current information, and these statements are qualified by important risks and uncertainties, many of which are beyond our control, that could cause our actual results to differ materially from those forecasted or indicated by such forward-looking statements. These risks and uncertainties include: our ability to compete effectively in a competitive industry; fluctuations in commodity prices; successful implementation of our store growth strategy; decreases in our Halloween sales; product recalls or product liability; continuing changes in general economic conditions, and the impact on consumer confidence and consumer spending, including inflationary pressures; retail store operations and customer demand; labor and material shortages and investments; disruptions to our supply chain, transportation system, or increases in transportation costs; the impact of inflation on consumer spending; new interpretations of or changes to current accounting rules; our ability to anticipate consumer preferences and buying trends; dependence on timely introduction and customer acceptance of our merchandise; changes in consumer spending based on weather, political, competitive, and other conditions beyond our control; delays in store openings; competition from companies with concepts or products similar to ours; timely and effective sourcing of merchandise from our foreign and domestic vendors and delivery of merchandise through our supply chain to our stores and customers; loss or actions of third party vendors and loss of the right to use licensed material; disruptions at our manufacturing facilities; effective inventory management; our ability to manage customer returns; successful catalog management, including timing, sizing, and merchandising; uncertainties in e-marketing, infrastructure and regulation; multi-channel and multi-brand complexities; our ability to introduce new brands and brand extensions; challenges associated with our increasing global presence; dependence on external funding sources for operating capital; disruptions in the financial markets; our ability to control employment, occupancy, and other operating costs; our ability to improve our systems and processes, and ability to manage supply chain constraints, increased costs, and inflationary pressures; changes to our information technology infrastructure; general political, economic, and market conditions and events, including war, conflict, or acts of terrorism; the impact of tariffs and our ability to mitigate impacts; and the additional risks and uncertainties set forth in “Risk Factors” in Part II, Item 1A of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, outlook, guidance, results, actions, levels of activity, performance, or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. Except as may be required by any applicable laws, Party City assumes no obligation to publicly update or revise such forward-looking statements, which are made as of the date hereof or the earlier date specified herein, whether as a result of new information, future developments, or otherwise.

Business Overview

Our Company

We are a leading party goods company by revenue in North America. We are a popular one-stop shopping destination for party supplies, balloons, and costumes. In addition to being a great retail brand, we are a global organization that combines manufacturing and sourcing operations and wholesale operations with a multi-channel retailing strategy and e-commerce retail operations. We design, manufacture, source, and distribute party goods, including paper and plastic tableware, metallic and latex balloons, Halloween and other costumes, accessories, novelties, gifts, and stationery throughout the world. Our retail operations currently include 748 specialty retail party supply stores, which includes franchise stores throughout North America and e-commerce websites, which offer rapid, contactless, and same day shipping options (including in-store and at curbside), principally through the domain name partycity.com.

In addition to our retail operations, we are global designers, manufacturers, and distributors of decorated consumer party products, with items found in retail outlets worldwide, including independent party supply stores, mass merchants, grocery retailers, e-commerce merchandisers, and dollar stores.

See Note 1 Description of Business for a discussion of the Company’s bankruptcy proceedings and emergence from bankruptcy on October 12, 2023.

How We Assess the Performance of Our Company

In assessing the performance of our company, we consider a variety of performance and financial measures for our two reportable operating segments, Retail and Wholesale. These key measures include revenues and gross profit, comparable retail same-store sales, and operating expenses. We also review other metrics such as adjusted EBITDA. For a discussion of our use of these measures and a reconciliation of adjusted EBITDA to net loss, please refer to “Financial Measures – Adjusted EBITDA” and “Results of Operations” below.

Segments

We have two reportable operating segments: Retail and Wholesale.

Our retail segment generates revenue primarily through the sale of our party supplies, which are sold under the Amscan and Costumes USA brand names through Party City and partycity.com. For the three months ended March 31, 2023, 82.2% of the product that was sold by our retail segment was supplied by our wholesale segment and 28.9% of that product was self-manufactured.

Our retail operations are subject to significant seasonal variations. Historically, this segment has realized a significant portion of its revenues, cash flow from operating activities, and net income (loss) in the fourth quarter of the year, principally due to our Halloween sales in October and, to a lesser extent, year-end holiday sales. To maximize our seasonal opportunity, we may operate a chain of temporary Halloween stores primarily during the months of September and October.

Our wholesale revenues are generated from the sale of decorated party goods for all occasions, including paper and plastic tableware, accessories and novelties, costumes, metallic and latex balloons, and stationery. Our products are sold at wholesale to party goods superstores (including our franchise stores), other party goods retailers, mass merchants, independent card and gift stores, and e-commerce merchandisers.

Despite a concentration of holidays in the fourth quarter of the year, as a result of our expansive product lines, customer base, and increased promotional activities, the impact of seasonality on the quarterly results of our wholesale operations has been limited. However, due to Halloween and Christmas, the inventory balances of the Company’s wholesale operations are slightly higher during the third quarter than during the remainder of the year. Additionally, the promotional activities of the Company’s wholesale business, including special dating terms, particularly with respect to Halloween products sold to retailers and other distributors, may result in slightly higher accounts receivable balances during the third quarter.

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

For most of our wholesale sales, control transfers upon the shipment of the product as legal title transfers on such date, and we have a present right to payment. Wholesale sales returns are not significant as we generally only accept the return of goods that were shipped to the customer in error or that were damaged when received by the customer. Additionally, due to our extensive history operating as a leading party goods wholesaler, we have sufficient history that enables us to reasonably estimate future sales returns, and we use the expected value method to estimate such activity.

Intercompany sales from our wholesale operations to our retail stores are eliminated in the condensed consolidated total revenues.

Comparable Same-Store Sales. The growth or decline in same-store sales represents the percentage change in same-store sales in the period presented compared to the prior year. Our presentation of same-store sales excludes the net sales of a store if that store was not open during the same period of the prior year. Additionally, acquired stores are excluded from same-store sales until they are converted to the Party City format and included in our sales for the comparable period of the prior year. Comparable sales are calculated based upon stores that were open at least thirteen full months as of the end of the applicable reporting period. When a store is reconfigured or relocated within the same general territory, the store continues to be treated as the same store. If, during the period presented, a store was closed, sales from that store up to and including the closing day are included as same-store sales, provided the store was open during the same period of the prior year. Same-store sales for the Party City brand include North American retail e-commerce sales.

Cost of Sales. Cost of sales at wholesale reflects the production costs (i.e., raw materials, labor, and overhead) of manufactured goods and the direct cost of purchased goods, inventory shrinkage, inventory adjustments, inbound freight to our manufacturing and distribution facilities, distribution costs, and outbound freight to deliver goods to our wholesale customers. Retail cost of sales reflects the direct cost of goods purchased from third parties and the production or purchase costs of goods acquired from our wholesale segment. Retail cost of sales also includes inventory shrinkage, inventory adjustments, inbound freight, occupancy costs related to store operations (such as rent and common area maintenance, utilities, and depreciation on assets) and all logistics costs associated with our retail e-commerce business.

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

Cost of sales related to sales from our wholesale segment to our retail segment are eliminated in the condensed consolidated financial statements.

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

SG&A expenses also include all operating costs and franchise expenses not included elsewhere in the Condensed Consolidated Statements of Operations and Comprehensive Loss. These expenses include payroll and other expenses related to operations at our corporate offices, including occupancy costs, related depreciation and amortization, legal and professional fees, stock and equity-based compensation, and data-processing costs. These expenses generally do not vary proportionally with net sales.

Store and Other Long-Lived Asset Impairments. Store and other long-lived asset impairments include impairment charges for vacated retail stores and office space, as well as impairment charges for active stores for which the carrying value of store assets exceed its projected discounted cash flows.

Goodwill and Intangible Asset Impairments. Goodwill impairment is recognized when the carrying value of a reporting unit exceeds its fair value. Impairment is recognized for the Company’s indefinite-lived trade names when the estimated fair value of the trade name is less than its carrying amount. Impairment for finite-lived intangible assets is recognized when it is more likely than not that those long-lived assets will be disposed of significantly before the end of their previously estimated useful lives or when events occur that indicate the asset is not recoverable. See Note 5 Goodwill and Note 6 Intangibles Subsequent Event - Emergence from Chapter 11 Valuation, for a further discussion.

Reorganization Items, Net. Reorganization items, net includes any incremental expenses, revenues, gains, and losses incurred or realized as of or subsequent to the PCHI bankruptcy petition date (January 17, 2023) as a direct result of bankruptcy.

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

The Company presents Adjusted EBITDA as a supplemental non-GAAP measure of its operating performance. You are encouraged to evaluate Adjusted EBITDA and the reasons the Company considers it appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future, the Company may incur expenses that are the same as, or similar to, some of the adjustments in this presentation. The Company’s presentation of Adjusted EBITDA should not be construed as an inference that the Company’s future results will be unaffected by unusual or non-recurring items. A reconciliation of the most comparable GAAP financial measure to Adjusted EBITDA is provided below. Some of the limitations of Adjusted EBITDA are:

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

Results of Operations

Overview

Impact of Macro and Consumer Environment on Our Business

In recent years, our business was impacted by many of the macroeconomic inflationary headwinds affecting other businesses, which have resulted in higher input costs including higher costs associated with: (i) freight and transportation; (ii) commodities such as helium; (iii) raw materials and finished goods; and (iv) wage rates for talent. These factors and the Company’s responses to them, including raising product prices, have impacted consumer discretionary spending and purchasing behavior, leading to continued pressure on margins and overall profitability, and some of these headwinds have continued into 2023 while some have abated. As such, our forward-looking projections of revenues, earnings, and cash flow may be adversely impacted if the current macroeconomic environment continues or further deteriorates.

While we navigate this turbulence in costs, we are being thoughtful with our mitigating actions on pricing and are continually reassessing our vendor relationships. Further, given the continued broader macro pressures, we are operating the business with even more discipline from an expense and capital deployment standpoint. We are also continuing to focus on our strategic priorities of enhancements to customer engagement as well as digital, information technology, and supply chain capabilities.

We will continue on the path of progressing our transformation strategy, focusing on fewer initiatives, addressing structural costs (including workforce reductions), and increasing operating efficiencies given the challenging environment. Also, as part of the reorganization resulting from our emergence from bankruptcy, we are assessing further cost savings opportunities for 2024 and beyond.

Freight and Transportation

While we saw freight and transportation costs increase in 2021 as a result of global supply chain bottlenecks and elevated energy price pressures, such cost increases have eased in 2023, and we have experienced lower freight and transportation costs.

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

Helium Constraints

Beginning in late 2021 and continuing into 2022, we saw both supply limitations and price increases for helium, which impacted consumer demand for balloons, pressuring both our retail and wholesale business segments. In response, the Company diversified its base of suppliers that provide products and materials to our retail stores, sought direct sourcing of helium, and refined retail pricing. Further, as a reaction to such market conditions, we have seen pressure on third-party wholesale balloon purchases. Although the industry continues to face increased costs, which impact consumer demand, we believe that our mitigation measures have significantly offset the pressures faced due to global helium capacity constraints. From a cost perspective, our Retail segment experienced material increases in the cost of helium in 2022 with costs holding relatively consistent in 2023. We are continuing to diversify our source base of suppliers to mitigate future supply constraints.

For additional details, see Part I, Item 1A, “Risk Factors”.

OPERATING METRICS

We believe our financial results and growth model will continue to be driven by store count, our ability to remodel stores, our ability to compete online, our ability to successfully implement a new customer loyalty program, management of our wholesale business and related sourcing efficiencies, and comparable same-store sales. We believe these key operating metrics are useful to financial statement users because management uses these metrics to assess the growth of our business and the effectiveness of our marketing and operational strategies.

	Three months ended March 31,
	2023	2022
Store Count
Corporate Stores:
Beginning of period	775	759
New stores opened	—	2
Acquired	—	—
Closed	(5)	(2)
End of period	770	759
Franchise Stores:
Beginning of period	59	72
Sold to Party City	—	—
Closed	—	(1)
End of period	59	71
Grand Total	829	830

As part of the bankruptcy reorganization plan, the Company restructured the remaining term and economics of certain retail and non-retail properties within its lease portfolio, including permanent abandonment of certain leases. Ultimately, these actions resulted in the abandonment of approximately 70 store leases as well as the renegotiation of a substantial portion of the Company’s remaining portfolio. Therefore, as of August 31, 2024 the company operated approximately 710 leased locations and 38 franchise locations.

	Three months ended March 31,
	2023	2022
Wholesale Share of Shelf (a)	82.2%	78.6%
Manufacturing Share of Shelf (b)	28.9%	31.1%

	Three months ended March 31,
	2023	2022
Brand comparable sales (c)	3.1%	2.1%
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

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

The following table sets forth the Company’s operating results and operating results as a percentage of total net sales for the three months ended March 31, 2023 and 2022.

	Three months ended March 31,
	2023		2022
	(Dollars in thousands, except share and per share data)
Net sales	$438,121	100%	$432,976	100%
Cost of sales	307,225	70.1	294,968	68.1
Gross profit	130,896	29.9	138,008	31.9
Selling, general and administrative expenses	167,906	38.3	155,906	36.0
Store and other long-lived asset impairments	30,936	7.1	2,154	0.5
Loss from operations	(67,946)	(15.5)	(20,052)	(4.6)
Interest expense, net	10,585	2.4	23,395	5.4
Other income, net	(774)	(0.2)	(203)	—
Reorganization items, net	34,215	7.8	—	—
Loss before income taxes	(111,972)	(25.6)	(43,244)	(10.0)
Income tax benefit	121	-	(16,355)	(3.8)
Net loss	$(112,093)	(25.6)%	$(26,889)	(6.2)%
Net loss per share – basic and diluted	$(0.99)		$(0.24)

The following is a reconciliation of net loss to Adjusted EBITDA for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
(Dollars in thousands)	2023	2022
Net loss	$(112,093)	$(26,889)
Interest expense, net	10,585	23,395
Income tax benefit	121	(16,355)
Depreciation and amortization	15,096	15,860
EBITDA	(86,291)	(3,989)
Reorganization items, net (a)	34,215	—
Store and long-lived asset impairments (b)	30,936	2,154
Closed store expense (c)	2,949	987
Foreign currency gains, net	(1,403)	(281)
Stock-based compensation - employee (d)	1,230	1,712
Undistributed loss in equity method investments	446	310
Inventory disposal reserve	—	621
Anagram (subsidiary) advisory fees (e)	1,663	—
Pre-petition bankruptcy-related professional fees (f)	11,790	—
Rent adjustment (g)	—	2,525
Gain on sale of assets	—	(119)
Other	(543)	684
Adjusted EBITDA	$(5,008)	$4,604
Adjusted EBITDA Margin	(1.1)%	1.06%
(a)
Incremental expenses, gains, and losses incurred or realized as of or subsequent to the PCHI bankruptcy petition date (January 17, 2023) as a direct result of bankruptcy.
(b)
Composed of store and other asset impairment charges.
(c)
Charges incurred related to closing stores and our manufacturing facilities.
(d)
Stock-based compensation consists of expenses related to time-based stock-options, time-based restricted stock units, and performance-based restricted stock units.
(e)
Independent advisory professional fees incurred by Anagram (a subsidiary of the Company) in relation its parent’s (Party City Holdings Inc.) declaration of bankruptcy.
(f)
Bankruptcy-related advisory and legal fees incurred prior to the PCHI bankruptcy petition date.
(g)
The rent adjustment reflects the difference between accounting for rent and landlord incentives in accordance with GAAP and the Company’s actual cash outlay.

Sales

Total net sales for the first quarter of 2023 were $438.1 million and were $5.1 million, or 1.2%, higher than the first quarter of 2022. The following table sets forth the Company’s total net sales for the three months ended March 31, 2023 and 2022.

	Three months ended March 31,
	2023		2022
	Dollars in Thousands	Percentage of Net sales	Dollars in Thousands	Percentage of Net sales
Net sales:
Wholesale	$226,524	51.7%	$239,680	55.4%
Eliminations	(142,648)	(32.6)	(147,655)	(34.1)
Net Wholesale	83,876	19.1	92,025	21.3
Retail	354,245	80.9	340,951	78.7
Total net sales	$438,121	100%	$432,976	100%

Retail

Retail net sales during the first quarter of 2023 were $354.2 million and were $13.3 million, or 3.9%, higher than during the first quarter of 2022, principally due to strong performance in Everyday categories as well as incremental sales from stores acquired from franchisees.

Same-store sales for the Party City brand (including North American retail e-commerce sales) increased by 3.1% during the first quarter of 2023 compared to the first quarter of 2022. The increase was primarily driven by strong performance in Everyday categories up 3.4%, offset by weakness in Seasonal categories down (2.2%). Everyday category performance was driven by strength in balloons, entertaining and birthday. Seasonal categories experienced softness in St. Patrick's Day and summer. Same store sales transactions were flat to 2022, with average order value up 3.1%.

Wholesale

Wholesale net sales during the first quarter of 2023 totaled $83.9 million and were $8.1 million, or 8.9%, lower than the first quarter of 2022. This decrease is principally due to a decline in Anagram and manufacturing sales, partially offset by higher Amscan sales primarily to mass-market retailers.

Gross Profit

The following table sets forth the Company’s gross profit for the three months ended March 31, 2023 and 2022.

	Three months ended March 31,
	2023		2022
	Dollars in Thousands	Percentage of Net Sales	Dollars in Thousands	Percentage of Net Sales
Retail gross profit	$116,786	33.0%	$113,366	33.2%
Wholesale gross profit	14,110	16.8	24,642	26.8
Total gross profit	$130,896	29.9%	$138,008	31.9%

The gross profit margin on net sales at Retail during the first quarter of 2023 was 33.0 % or 20 basis points lower than during the corresponding quarter of 2022. The change was primarily driven by sales of lower margin product, liquidation of stores, and higher helium costs, partially offset by lower freight costs. Our manufacturing share of shelf (i.e., the percentage of our retail product cost of sales manufactured by our wholesale segment) of 28.9 % during the first quarter of 2023 was 2.1% lower as compared to the first quarter of 2022. Our wholesale share of shelf at our Party City stores and our North American retail e-commerce operations (i.e., the percentage of our retail product cost of sales supplied by our wholesale segment) was 82.2% during the first quarter of 2023 or 3.6% lower than during the first quarter of 2022.

The gross profit margin on net sales at Wholesale during the first quarters of 2023 and 2022 was 16.8% and 26.8%, respectively. This decrease was primarily due to the deleverage of fixed expenses particularly in Anagram and the manufacturing units, partially offset by product price increases and distribution center labor efficiencies.

Selling, general and administrative expenses

Selling, general and administrative expenses during the first quarter of 2023 totaled $167.9 million and were $12.0 million, or 7.7%, higher than in the first quarter of 2022. The increase was primarily driven by higher professional fees related to the bankruptcy.

Store and other long-lived asset impairments

Store and other long-lived asset impairments during the first quarter of 2023 totaled $30.9 million due to store assets impairments and the full impairment of the Naperville, Illinois distribution center assets and totaled $2.2 million during the first quarter of 2022 related to the closure of a manufacturing facility in New Mexico.

Interest expense, net

Interest expense, net, totaled $10.6 million during the first quarter of 2023, compared to $23.4 million during the first quarter of 2022. The decrease was primarily driven by the automatic stay placed on the Company’s debt instruments and related interest, excluding Anagram debt instruments, as part of the bankruptcy proceedings, partially offset by Debtor In-Possession (DIP) Facility interest recorded in the current quarter.

Other income, net

For the first quarter of 2023 and 2022, other (income) expense, net, totaled $(0.8) million and $(0.2) million, respectively. The change was primarily due to the impact of foreign currency.

Reorganization items, net

Reorganization items, net includes any incremental expenses, gains, and losses incurred or realized as of or subsequent to the PCHI bankruptcy petition date (January 17, 2023) as a direct result of bankruptcy. For the three months ended March 31, 2023, reorganization items, net totaled $34.2 million and was composed of the following:

(Dollars in thousands)	Three months ended March 31, 2023
Professional fees and other bankruptcy related costs	$24,673
Debtor-in-possession financing costs	28,994
Deferred financing costs write-off on debt subject to compromise	16,998
Employee retention costs	2,117
Debt adjustments	(27,160)
Net gain on lease rejections	(11,407)
Total Reorganization items, net	$34,215

Income tax expense

The effective income tax rate for the three months ended March 31, 2023 of (0.1%), is different from the statutory rate of 21.0% primarily due to the tax impact of non-deductible costs related to the bankruptcy filing and to the recording of a valuation allowance to reduce the total deferred tax assets to an amount that will, more-likely-than-not, be realized in the future.

Cash Flow Data – Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022

Net cash provided by operating activities totaled $2.2 million during the three months ended March 31, 2023. Net cash used in operating activities totaled $116.8 million during the three months ended March 31, 2022. The change in operating activity was primarily due to a significant decrease in inventory purchases and an increase in accounts payable as a result of the automatic stay put into place due to the bankruptcy, partially offset by lower operating results.

Net cash used in investing activities totaled $8.6 million during the three months ended March 31, 2023, as compared to $17.0 million during the three months ended March 31, 2022. The decrease in cash used in investing activities is primarily due to lower capital expenditures in the current year, partially offset by proceeds from the disposal of assets in the prior year. Capital expenditures during the three months ended March 31, 2023 and 2022 were $8.6 million and $18.6 million, respectively.

Net cash provided by financing activities was $138.7 million during the three months ended March 31, 2023 compared to $118.5 million during the three months ended March 31, 2022. The variance was principally due to higher net borrowings in the current year.

Liquidity and Capital Resources

For a discussion of the Company’s emergence from bankruptcy, see “Note 1 - Description of Business - Subsequent Event - Emergence from Chapter 11 Cases.” As a result of the financial restructuring set forth in its reorganization plan, the Company reduced its long-term debt obligations (excluding credit facility borrowings) from approximately $1 billion (excluding Anagram) to $0.2 billion and emerged with a New ABL Credit Agreement with $562.1 million in borrowing capacity, and $232.4 million of Second Lien Notes (as defined herein). At the emergence date, our common stock shares were cancelled, and the Company issued or caused to be issued the New PCHI Shares in accordance with the terms of the Plan. Pursuant to the Plan, each holder of an Allowed Secured Notes Claim (as defined in the Plan) received, among other things, its pro rata share of 100% of the New PCHI Shares, subject to dilution by the New PCHI Shares issued as DIP Reorganized Securities (as defined in the Plan), the New PCHI Shares issued in connection with the Rights Offering (including in partial satisfaction of the Backstop Commitment Premium (as defined in the Plan)), and the MIP Equity Pool (as defined in the Plan). Net cash proceeds of $75 million were raised through the issuance of the New PCHI Shares at the emergence date.

For information regarding a subsequent event related to Anagram’s Chapter 11 Cases and the developments related to the Stalking Horse bid to acquire the Anagram, see “Note 1 - Description of Business - Subsequent Event - Anagram Bankruptcy, Deconsolidation, and Sale.”

The Company believes its current cash and cash equivalents balances, cash flows expected to be generated from operating activities, and available borrowings under its New ABL Credit Agreement will be sufficient to finance its current operations and obligations, and fund expansion of the business for the next 12 months based on our current operations and planned strategic initiatives.

Post-emergence Debt and Other Obligations

New ABL Credit Agreement

For a description of the New ABL Credit Agreement, see “Note 1 - Description of Business - Subsequent Event - Emergence from Chapter 11 Cases - Debt Securities and Agreements - New ABL Credit Agreement.”

Second Lien Notes

For a description of the Second Lien Notes, see “Note 1 - Description of Business - Subsequent Event - Emergence from Chapter 11 Cases - Debt Securities and Agreements - Second Lien Notes.”

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

Ultimately, the actions discussed above resulted in the abandonment of approximately 70 unexpired store leases, as well as the renegotiation of a substantial portion of the Company’s remaining lease portfolio.

Sources and Uses of Cash

During the pendency of the Chapter 11 Cases, the Company’s principal sources of liquidity were limited to cash flows from operations, cash on hand, and borrowings under the DIP Facility. Subsequent to our emergence from bankruptcy, our primary sources of liquidity are cash flows from operations, cash on hand, borrowings under our New ABL Facility, and net cash proceeds raised through the issuance of the New PCHI Shares at the emergence date, which will be used to meet our working capital needs. If cash generated from our operations, cash on hand, and borrowings under our New ABL Facility are not sufficient or available to meet our liquidity requirements, then we will be required to obtain additional equity or debt financing in the future. There can be no assurance equity or debt financing will be available to us when we need it or, if available, the terms will be satisfactory to us and not dilutive to our then-current stockholders. Additionally, we may seek to take advantage of market opportunities to refinance our existing debt instruments with new debt instruments at interest rates, maturities and terms we deem attractive. See Note 13, Current and Long-Term Obligations for additional information regarding our outstanding debt. Our primary uses of cash include working capital, purchase commitments, capital expenditures, debt obligations, and interest payments. Our liquidity will allow us to invest in strategic initiatives such as, capital expenditures for new stores and a number of NXTGEN remodels, and investments in CRM and loyalty programs.

Critical Accounting Estimates

See Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition in our Annual Report on Form 10-K for the year ended December 31, 2022, for a discussion of our critical accounting estimates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our risk exposures from those disclosed in Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of the quarter ended March 31, 2023 our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting as described below.

Notwithstanding the conclusion by our Chief Executive Officer and our Chief Financial Officer that our disclosure controls and procedures as of March 31, 2023 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described below, based on additional procedures and post-closing review, we believe the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects the financial condition, results of operations, and cash flows of the Company for the periods presented in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP.

Material Weaknesses in Internal Control

The material weaknesses identified relate to (i) internal controls in the financial reporting processes, including a lack of segregation of duties within the accounts payable process, lack of effective controls surrounding the proper review and timeliness of information used in account reconciliations, journal entry review, and vendor invoice processing; (ii) information technology general controls in the areas of user access management and segregation of duties, within certain systems supporting the retail operations accounting and reporting processes, were not designed or operating effectively; (iii) adequate documentation was not maintained to demonstrate managements review supporting key forecasting assumptions used to develop accounting conclusions; and (iv) inadequate identification and review procedures over debt covenant requirements and restrictions, which led to a failure to detect and timely report a covenant violation related to tax payments.

Remediation Plan for the Material Weaknesses

In response to the aforementioned material weaknesses, management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation of material weaknesses in internal control over financial reporting.

As of the date of this Quarterly Report on Form 10-Q, management is reassessing the design of controls and modifying processes designed to improve our internal control over financial reporting and remediate the control deficiencies that led to the material weakness, including but not limited to:

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
•
Management is working with the third-party service organization supporting the company’s Point-of-sale, back-office, and reporting functions to obtain a compliant SOC 1 Type 2 report to assess design and operating effectiveness of internal controls over the service organization’s processing of financial data and ensure that the complementary user controls are in place, as required;
•
Management has remediated the forecasting process around liquidity planning for going concern;
•
Enhancement of the documentation demonstrating management’s review of key forecasting assumptions used in the development of subjective accounting conclusions and re-enforcing the need to maintain and retain such documentation;
•
Improving the effectiveness of the monitoring and review of debt covenants to ensure the timely reporting of any covenant violations and augmenting staff with personnel having the appropriate experience and skill sets to support management’s debt covenant reviews; and
•
Filling key open positions, including the Chief Information Security Officer, Global Operations Controller, and Director of External Reporting and Technical Accounting roles.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

Information in response to this Item is incorporated herein by reference from Note 10 – Commitments and Contingencies, to our Condensed Consolidated Financial Statements in this Quarterly Report.

Item 1A. Risk Factors

There were no material changes during the period covered in this report to the risk factors previously disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 6. Exhibits

Exhibit Number	Description

3.1***

Certificate of Correction to Party City Holdco Inc.’s Second Amended and Restated Certificate of Incorporation filed on June 6, 2019, dated December 17, 2019 and corrected Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Party City Holdco Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019)

3.2***	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Party City Holdco Inc.’s Form 8-K dated June 7, 2019)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.

**Furnished herewith

***Upon its emergence from bankruptcy on October 12, 2023, the Company adopted a new certificate of incorporation and new bylaws. These documents are attached as exhibits 3.1 and 3.2, respectively, to the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2023.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

PARTY CITY HOLDCO INC.

By:	/s/ Daniel Lamadrid
Daniel Lamadrid
Chief Financial Officer (Principal Financial Officer)

Date: September 26, 2024