Form 10-Q
period 2023-06-30
Party City Holdco Inc.
filed 2024-09-26
CIK 1592058

0

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 26, 2024, there were no shares of the Registrant’s common stock outstanding that are publicly traded.

PARTY CITY HOLDCO INC.

(DEBTOR-IN-POSSESSION)

Form 10-Q

June 30, 2023

TABLE OF CONTENTS

		Page

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets at June 30, 2023 (Unaudited), December 31, 2022 and June 30, 2022 (Unaudited)	3

	Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the Three and Six Months Ended June 30, 2023 and June 30, 2022 (Unaudited)	4

	Condensed Consolidated Statements of Stockholders’ (Deficit) Equity for the Three and Six Months Ended June30, 2023 and June 30, 2022 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2023 and June 30, 2022 (Unaudited)	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	49

Item 4.	Controls and Procedures	49

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	51

Item 1A.	Risk Factors	51

Item 6.	Exhibits	52

	Signature	53

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PARTY CITY HOLDCO INC.

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2023	December 31, 2022	June 30, 2022
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$221,359	$59,421	$39,237
Accounts receivable, net	64,423	83,157	93,445
Inventories, net	580,037	633,360	676,731
Prepaid expenses and other current assets	52,641	42,106	239,865
Income tax receivable	2,668	14,464	1,499
Total current assets	921,128	832,508	1,050,777
Property, plant and equipment, net	229,607	255,270	240,480
Operating lease asset	621,783	707,047	716,572
Goodwill	101,613	100,357	664,269
Trade names	94,680	94,680	383,749
Other intangible assets, net	11,829	13,304	20,916
Other assets, net	20,377	16,831	26,931
Total assets	$2,001,017	$2,019,997	$3,103,694
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Loans and notes payable	$10,522	$360,745	$231,911
Debtor-in-possession facility	150,000	—	—
Accounts payable	71,944	157,474	275,316
Accrued expenses	178,952	181,466	181,671
Current portion of operating lease liability	1,591	119,605	116,816
Income taxes payable	801	426	9,656
Current portion of long-term obligations	291,166	1,331,003	920
Total current liabilities	704,976	2,150,719	816,290
Long-term obligations, excluding current portion	—	11,134	1,347,322
Long-term portion of operating lease liability	21,366	685,120	677,016
Deferred income tax liabilities, net	8,148	9,128	21,138
Other long-term liabilities	2	21,723	21,952
Total long term liabilities	29,516	727,105	2,067,428
Liabilities subject to compromise	2,305,414	—	—
Total liabilities	3,039,906	2,877,824	2,883,718
Commitments and contingencies
Stockholders’ (deficit) equity:
Common stock (Par value $0.01; 113,742,106, 113,509,223 and 112,990,705 shares outstanding and 127,891,862, 126,787,094 and 125,498,610 shares issued at June 30, 2023, December 31, 2022, and June 30, 2022, respectively)	1,385	1,385	1,384
Additional paid-in capital	990,822	988,463	986,307
Accumulated deficit	(1,699,752)	(1,514,615)	(436,701)
Accumulated other comprehensive income	3,759	1,855	3,124
Total stockholders’ (deficit) equity before common stock held in treasury	(703,786)	(522,912)	554,114
Less: Common stock held in treasury, at cost (14,149,756, 13,277,871 and 12,507,905 shares at June 30, 2023, December 31, 2022, and June 30, 2022, respectively)	(335,103)	(334,915)	(334,138)
Total stockholders’ (deficit) equity	(1,038,889)	(857,827)	219,976
Total liabilities and stockholders’ (deficit) equity	$2,001,017	$2,019,997	$3,103,694

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	$449,851	$527,449	$887,972	$960,425
Cost of sales	316,058	349,477	623,283	644,445
Gross profit	133,793	177,972	264,689	315,980
Selling, general and administrative expenses	147,597	159,477	315,503	315,383
Loss on sale of business	14,462	—	14,462	—
Store and other long lived asset impairments	11,655	7,829	42,591	9,983
Income (loss) from operations	(39,921)	10,666	(107,867)	(9,386)
Interest expense, net (excludes contractual interest of $26.3 million and $46.7 million for the three and six months ended June 30, 2023, respectively)	10,486	24,184	21,071	47,579
Other income, net	(803)	(1,800)	(1,577)	(2,003)
Reorganization items, net	23,273	—	57,488	—
Loss before income taxes	(72,877)	(11,718)	(184,849)	(54,962)
Income tax expense (benefit)	167	(173,891)	288	(190,246)
Net (loss) income	$(73,044)	$162,173	$(185,137)	$135,284
Net (loss) income per share – basic	$(0.64)	$1.44	$(1.63)	$1.20
Net (loss) income per share – diluted	$(0.64)	$1.42	$(1.63)	$1.18
Weighted-average number of common shares – Basic	113,736,961	112,632,860	113,708,199	112,519,950
Weighted-average number of common shares – Diluted	113,736,961	114,604,275	113,708,199	115,115,172
Comprehensive (loss) income	$(72,374)	$160,827	$(183,233)	$134,890

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Deficit Before Common Stock Held In Treasury	Common Stock Held In Treasury	Total Stockholders’ Deficit
Balance at March 31, 2023	$1,385	$989,693	$(1,626,708)	$3,089	$(632,541)	$(335,095)	$(967,636)
Net income	—	—	(73,044)	—	(73,044)	—	(73,044)
Stock-based compensation	—	1,110	—	—	1,110	—	1,110
Treasury Stock purchases	—	—	—	—	—	(8)	(8)
Foreign currency adjustments	—	19	—	670	689	—	689
Balance at June 30, 2023	$1,385	$990,822	$(1,699,752)	$3,759	$(703,786)	$(335,103)	$(1,038,889)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity Before Common Stock Held In Treasury	Common Stock Held In Treasury	Total Stockholders’ Equity
Balance at March 31, 2022	$1,384	$984,060	$(598,874)	$4,473	$391,043	$(333,286)	$57,757
Net income	—	—	162,173	—	162,173	—	162,173
Stock-based compensation	—	2,244	—	—	2,244	—	2,244
Treasury Stock purchases	—	—	—	—	—	(852)	(852)
Foreign currency adjustments	—	3	—	(1,349)	(1,346)	—	(1,346)
Balance at June 30, 2022	$1,384	$986,307	$(436,701)	$3,124	$554,114	$(334,138)	$219,976

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Deficit Before Common Stock Held In Treasury	Common Stock Held In Treasury	Total . Stockholders’ Deficit
Balance at December 31, 2022	$1,385	$988,463	$(1,514,615)	$1,855	$(522,912)	$(334,915)	$(857,827)
Net income	—	—	(185,137)	—	(185,137)	—	(185,137)
Stock-based compensation	—	2,340	—	—	2,340	—	2,340
Treasury stock purchases		—	—	—	—	(188)	(188)
Foreign currency adjustments	—	19		1,904	1,923	—	1,923
Balance at June 30, 2023	$1,385	$990,822	$(1,699,752)	$3,759	$(703,786)	$(335,103)	$(1,038,889)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity Before Common Stock Held In Treasury	Common Stock Held In Treasury	Total Stockholders’ Equity
Balance at December 31, 2021	$1,384	$982,307	$(571,985)	$3,541	$415,247	$(332,533)	$82,714
Net income	—	—	135,284	—	135,284	—	135,284
Stock-based compensation	—	3,977	—	—	3,977	—	3,977
Treasury stock purchases	—	—	—	—	—	(1,605)	(1,605)
Foreign currency adjustments	—	23	—	(417)	(394)	—	(394)
Balance at June 30, 2022	$1,384	$986,307	$(436,701)	$3,124	$554,114	$(334,138)	$219,976

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows provided by (used in) operating activities:
Net (loss) income	$(185,137)	$135,284
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	29,759	31,606
Non-cash reorganization items, net	(6,999)	—
Amortization of deferred financing costs and original issuance discounts	937	2,566
Provision for doubtful accounts	(1,230)	21
Deferred income tax	561	(8,061)
Change in operating lease liability/asset	(9,005)	(7,308)
Undistributed income in equity method investments	(772)	(1,376)
Loss on sale of business	14,462	—
Loss on disposal of assets	95	203
Long-lived assets impairment	42,591	9,983
Stock-based compensation	2,340	3,977
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	13,490	(154)
Decrease (increase) in inventories	47,526	(234,939)
Increase in prepaid expenses and other current assets	(4,180)	(127,273)
Increase in accounts payable, accrued expenses and income taxes payable	57,449	96,338
Net cash provided by (used in) operating activities	1,887	(99,133)
Cash flows used in investing activities:
Cash paid in connection with acquisitions, net of cash acquired	—	(7)
Capital expenditures	(14,161)	(51,094)
Proceeds from disposal of property and equipment	—	1,622
Proceeds from sale of business, net of cash relinquished	1,191	—
Net cash used in investing activities	(12,970)	(49,479)
Cash flows provided by financing activities:
Repayment of loans, notes payable and long-term obligations	(1,645)	(25,892)
Proceeds from loans, notes payable and long-term obligations	185,171	167,444
Adequate protection payments	(10,682)	—
Treasury stock purchases	(188)	(1,605)
Net cash provided by financing activities	172,656	139,947
Effect of exchange rate changes on cash and cash equivalents	365	(12)
Net increase (decrease) in cash and cash equivalents and restricted cash	161,938	(8,677)
Cash and cash equivalents and restricted cash at beginning of period (a)	60,421	48,914
Cash and cash equivalents and restricted cash at end of period (a)	$222,359	$40,237
Supplemental disclosure of cash flow information:
Cash (paid) received during the period:
Interest (b)	$(18,224)	$(42,501)
Income taxes refunds, net	$10,362	$50,994
Reorganization items	$(27,842)	$—

(a) Includes $1,000 of restricted cash at June 30, 2023 and December 31, 2022 and June 30, 2022. The Company records restricted cash in Other assets, net as presented in the Condensed Consolidated Balance Sheets at June 30, 2023, December 31, 2022 and June 30, 2022.

(b) Includes pre-petition interest payments made on the ABL Facility and interest payments made on the DIP Facility. Excludes post-petition interest payments of $10,682 made on the ABL Facility classified as adequate protection payments in the Financing Activities, which were recorded as reductions of ABL Facility principal in accordance with U.S. GAAP.

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

On October 12, 2023 (the “Effective Date” or “Emergence Date"), the Plan became effective in accordance with its terms, and the Debtors emerged from the Chapter 11 Cases. The emergence events discussed below occurred subsequent to the June 30, 2023 date of the Condensed Consolidated Balance Sheets presented in this report and are, therefore, not reflected in the financial statements presented in this report.

On the Effective Date, in connection with the effectiveness of, and pursuant to the terms of, the Plan and the Confirmation Order, the Company’s common stock outstanding immediately before the Effective Date was canceled and is of no further force or effect, and the new organizational documents of the Company became effective, authorizing the issuance of shares of common stock representing 100% of the equity interests in the Company (the “New PCHI Shares”). In accordance with the foregoing, on the Effective Date, the Company, as reorganized on the Effective Date in accordance with the Plan, issued 13,374,519 New PCHI Shares and the 12.00% Senior Secured Second Lien PIK Toggle Notes (the “Second Lien Notes” and together with the New PCHI Shares, the “New Securities”). The New Securities issued pursuant to the Plan, including the New Securities issued upon the exercise of the Subscription Rights (as defined in the backstop commitment agreement (as amended, supplemented, or modified from time to time, together with all exhibits and schedules thereto, the “Backstop Agreement”) with the commitment parties thereto (collectively, the “Commitment Parties”)) in connection with the rights offering ((the “Rights Offering,” consisting of a purchase price of $75 million aggregate principal amount (a portion of the $232.4 million aggregate principal amount of the Company’s Second Lien Notes) and 3,634,614 New PCHI Shares, all New Securities issued to the Commitment Parties in respect of their commitments under the Backstop Agreement and in connection with the Rights Offering was issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) provided by section 1145 of the Bankruptcy Code and, to the extent such exemption was unavailable, was issued in reliance on the exemption provided by section 4(a)(2) under the Securities Act or another applicable exemption.

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

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. All credit card transactions that process in less than seven days are classified as cash and cash equivalents. As of June 30, 2023, December 31, 2022 and June 30, 2022, cash and cash equivalents included credit card receivables of $10.6 million, $33.4 million and $12.3 million, respectively.

The Company maintains the majority of its cash in accounts with major financial institutions within and outside of the United States. Deposits in these institutions may exceed the amounts of insurance provided, or deposits may not be covered by insurance. The Company has not experienced losses on its deposits of cash and cash equivalents.

Chapter 11 Accounting

The Company has applied Accounting Standards Codification (“ASC”) Topic 852 “Reorganizations” in preparing the condensed consolidated financial statements for the three and six months ended June 30, 2023. ASC 852 requires the financial statements for periods subsequent to the PCHI Petition Date to distinguish transactions and events that are directly associated with the Company’s reorganization from the ongoing operations of the business. Accordingly, certain post-petition bankruptcy-related expenses, gains, and losses incurred and realized during the Chapter 11 Cases are recorded within Reorganization items, net, in the Condensed Consolidated Statements of Operations and Comprehensive Loss. In addition, prepetition obligations that are unsecured or undersecured that may be impacted by the Chapter 11 Cases have been classified on the Condensed Consolidated Balance Sheets at June 30, 2023 as Liabilities Subject to Compromise. The outstanding balance as of June 30, 2023 was $2,305.4 million. These liabilities are reported at the amounts the Company anticipated would be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts.

Reorganization Items, Net

In accordance with ASC 852, any incremental expenses, revenues, gains, and losses incurred or realized as of or subsequent to the PCHI Petition Date and as a direct result of the Chapter 11 Cases are recorded under Reorganization items, net. The following table summarizes the components of Reorganization items, net included in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and six months ended June 30, 2023:

(Dollars in thousands)	Three months ended June 30, 2023	Six months ended June 30, 2023
Professional fees and other bankruptcy related costs	$31,260	$55,933
Debtor-in-possession financing costs	4,500	33,494
Deferred financing costs write-off on debt subject to compromise	—	16,998
Employee retention costs	2,540	4,657
Debt adjustments	—	(27,160)
Net gain on lease rejections	(15,027)	(26,434)
Total Reorganization items, net	$23,273	$57,488

Liabilities Subject to Compromise (“LSTC”)

The Condensed Consolidated Balance Sheets as of June 30, 2023 includes amounts classified as Liabilities Subject to Compromise (“LSTC”), which represent unsecured or undersecured prepetition liabilities. These amounts include the Company’s estimate of known or potential obligations to be resolved in connection with the Chapter 11 Cases as of such date and may differ from actual future settlement amounts paid. As of June 30, 2023, LSTC consisted of the following:

(Dollars in thousands)	June 30, 2023
8.75% Senior Secured First Lien Notes – due 2026	$750,000
Lease liabilities	707,405
ABL Facility	377,033
First Lien Party City Notes – due 2025	161,669
Accounts payable	121,130
6.625% Senior Notes – due 2026	92,254
Accrued expenses	55,896
6.125% Senior Notes – due 2023	22,924
Other liabilities	17,103
Total Liabilities Subject to Compromise	$2,305,414

As of June 30, 2023, the principal balance of the Loans and notes payable and Long-term obligations of $1,026.8 million, have been included in LSTC. See also Note 13, Current and Long-Term Obligations, for further details.

As of June 30, 2023, interest accrued prior to the PCHI Petition Date on prepetition debt subject to compromise is included in LSTC.

Effective as of the PCHI Petition Date, we ceased recording interest expense on outstanding prepetition debt subject to compromise. Accordingly, contractual interest payments due under the terms of the outstanding prepetition debt of $26.3 million and $46.7 million for the three and six months ended June 30, 2023, respectively, have not been recorded in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

Since the commencement of the Chapter 11 Cases, the Company continued to make interest payments on the Prepetition ABL Facility. However, in accordance with ASC 852, no interest is accrued or expensed on undersecured debt. As such, these “adequate protection payments”, which totaled $7.6 million and $10.7 million for the three and six months ended June 30, 2023, have been reflected as a reduction to the Prepetition ABL Facility outstanding principal balance as of June 30, 2023.

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

Note 3 – Store and Other Long-Lived Asset Impairments and Loss on Sale of Business

During the three months ended June 30, 2023, the Company recorded an impairment charge of $11.7 million, primarily due to store impairment driven by a decline in expected future store cash flow projections due in large part to store closures as well as asset impairments related to the planned closure of a manufacturing facility.

During the six months ended June 30, 2023, the Company recorded impairment charges of $42.6 million, which included store impairment charges of $20.8 million mainly attributable to vacated leased stores and a decrease in expected future store cash flow projections as well as asset impairments related to the planned closure of a manufacturing facility and $21.8 million attributable to the early termination of the lease for our online sales distribution center in Naperville, Illinois.

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

During the three months ended June 30, 2022, the Company recorded an impairment charge of $7.8 million related to store impairments.

During the six months ended June 30, 2022, the Company recorded an impairment charge of $10.0 million of which $7.8 million related to the closures of certain office space and stores and $2.2 million related to the closure of a manufacturing facility in New Mexico.

Note 4 – Inventories, net

Inventories, net consisted of the following:

(Dollars in thousands)	June 30, 2023	December 31, 2022	June 30, 2022
Finished goods	$541,628	$585,656	$633,023
Raw materials	22,894	28,572	23,581
Work in process	15,515	19,132	20,127
	$580,037	$633,360	$676,731

Inventories, net are valued at the lower of cost or net realizable value. The Company principally determines the cost of inventory using the weighted average method.

The Company estimates retail inventory shrinkage for the period between physical inventory dates on a store-by-store basis. Inventory shrinkage estimates can be affected by changes in merchandise mix and changes in actual shortage trends. The shrinkage rate from the most recent physical inventory, in combination with historical experience, is the basis for estimating shrinkage. The reduction in inventory levels is primarily due to a decline in merchandise purchases resulting from improved management of working capital.

In the ordinary course of business the Company is involved in transactions with certain of its equity-method investees, primarily for the purchase of finished goods inventory. For the three and six months ended June 30, 2023, the Company purchased $36.6 million and $38.0 million, respectively, from equity-method investees. As of June 30, 2023, approximately $38.7 million of purchases are reflected in finished goods inventory with accounts payable of $27.7 million related to such transactions.

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

In the fourth quarter of 2022, additional impairment indicators were identified that suggested the carrying values of the wholesale and retail reporting units could exceed their fair values, as the Company reduced its sales projections for 2023, continued to experience a decline in its market capitalization, and, most notably, began to contemplate filing for Chapter 11 bankruptcy for the Company and certain of its subsidiaries. Subsequent to December 31, 2022, the Company and certain of its subsidiaries filed for bankruptcy under Chapter 11 on January 17, 2023 (see Note 1 Description of Business). In light of these circumstances, we tested the goodwill related to our wholesale and retail reporting units for impairment in the fourth quarter of 2022 using the same market-based and income-based approach utilized in the third quarter.

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

No impairment indicators were identified during the six months ended June 30, 2023.

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

ASC 852 prescribes that with the application of fresh-start accounting, the Company allocates its reorganization value to its individual assets based on their estimated fair values in conformity with ASC 805, Business Combinations. The reorganization value represents the fair value of the Successor Company’s assets before considering liabilities. As a result of the new basis accounting, the Predecessor Company retail segment goodwill of approximately $101.6 million as of June 30, 2023 was fully adjusted to a fair value of zero upon emergence from bankruptcy.

Note 6 — Intangible Assets

Finite-Lived Intangible Assets: The Company’s finite lived intangible assets primarily include franchise licenses that are amortized utilizing accelerated patterns based on the discounted cash flows that were used to value such assets, as well as customer relationships. As of June 30, 2023, December 31, 2022, and June 30, 2022, the net balance of our finite lived intangible assets was $11.8 million, $13.3 million, and $20.9 million, respectively, was recorded within Other intangible assets, net in our Condensed Consolidated Balance Sheets. For the three months ended June 30, 2023 and 2022, the amortization expense for finite-lived intangible assets was $0.8 million and $1.5 million, respectively. For the six months ended June 30, 2023 and 2022, the amortization expense for finite-lived intangible assets was $1.7 million and $3.1 million, respectively. Estimated amortization expense for finite-lived intangible assets for each of the next five years will be approximately $2.7 million, $2.3 million, $2.0 million, $1.7 million, and $1.2 million, respectively.

In consideration of the Company’s contemplation of bankruptcy in the fourth quarter of 2022, it was concluded that certain customer relationship assets in the wholesale segment were impaired, and as a result, impairment charges on such assets of $4.9 million were recorded and are included within Goodwill and intangible asset impairments on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income in the fourth quarter of 2022.

Indefinite-Lived Intangible Assets (Trade Names): In addition to the Company’s finite-lived intangible assets, the Company has an indefinite-lived intangible asset for the Party City trade name. As of June 30, 2023 and December 31, 2022, the carrying value of the Company's Party City trade name was $94.7 million. As of June 30, 2022, the carrying value of the Company’s Party City and Amscan trade names was $383.8 million.

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

Based on this valuation, the Company recognized non-cash pre-tax trade name impairment charges of $289.0 million in the fourth quarter of 2022, which included a $262.0 million impairment charge against the Party City trade name, and a full impairment of the Amscan trade name and a trade name related to an ancillary business ($26.0 million and $0.9 million, respectively).

No impairment indicators were identified during the six months ended June 30, 2023.

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

The effective income tax rate for the six months ended June 30, 2023 and 2022 was (0.2%) and 346.1%, respectively. The difference in the current year effective tax rate from the statutory rate of 21.0% is primarily due to the tax impact of non-deductible costs related to the bankruptcy filing and to the recording of a valuation allowance to reduce the total deferred tax assets to an amount that will, more-likely-than-not, be realized in the future.

The effective income tax rate for the three months ended June 30, 2023 and 2022 was (0.2%) and 1,484.0%, respectively. The current quarter tax rate is different from the statutory rate of 21.0% primarily due to the tax impact of non-deductible costs related to the bankruptcy filing and to the recording of a valuation allowance to reduce the total deferred tax assets to an amount that will, more-likely-than-not, be realized in the future.

Note 8 – Changes in Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income consisted of the following:

Three Months Ended June 30, 2023
(Dollars in thousands)	Foreign Currency Adjustments
Balance at March 31, 2023	$3,089
Other comprehensive (loss), net of tax	670
Balance at June 30, 2023	$3,759

Three Months Ended June 30, 2022
(Dollars in thousands)	Foreign Currency Adjustments
Balance at March 31, 2022	$4,473
Other comprehensive income, net of tax	(1,349)
Balance at June 30, 2022	$3,124

Six Months Ended June 30, 2023
(Dollars in thousands)	Foreign Currency Adjustments
Balance at December 31, 2022	$1,855
Other comprehensive (loss), net of tax	1,904
Balance at June 30, 2023	$3,759

Six Months Ended June 30, 2022
(Dollars in thousands)	Foreign Currency Adjustments
Balance at December 31, 2021	$3,541
Other comprehensive income before reclassifications, net of tax	(417)
Balance at June 30, 2022	$3,124

Note 9 – Segment Information

Industry Segments

The Company has two reportable operating segments: Wholesale and Retail. The Wholesale segment designs, manufactures, contracts for manufacture, and distributes party goods, including paper and plastic tableware, metallic and latex balloons, Halloween and other costumes, accessories, novelties, and stationery throughout the world. The Retail segment operates specialty retail party supply stores in North America, and it operates e-commerce websites, principally through the domain name partycity.com. The Company’s reportable operating segment data for the three and six months ended June 30, 2023 and 2022 was as follows:

(Dollars in thousands)	Wholesale	Retail	Consolidated
Three Months Ended June 30, 2023
Net sales before eliminations	$186,189	$383,122	$569,311
Eliminations	(119,460)	—	(119,460)
Net sales	66,729	383,122	449,851
Gross profit	6,226	127,567	133,793
Loss from operations	$(32,317)	$(7,604)	$(39,921)
Interest expense, net			10,486
Other expense, net			(803)
Reorganization items, net			23,273
Loss before income taxes			$(72,877)

(Dollars in thousands)	Wholesale	Retail	Consolidated
Three Months Ended June 30, 2022
Net sales before eliminations	$303,577	$423,478	$727,055
Eliminations	(199,606)	—	(199,606)
Net sales	103,971	423,478	527,449
Gross profit	19,820	158,152	177,972
(Loss) income from operations	$(10,278)	$20,944	$10,666
Interest expense, net			24,184
Other expense, net			(1,800)
Loss before income taxes			$(11,718)

(Dollars in thousands)	Wholesale	Retail	Consolidated
Six Months Ended June 30, 2023
Net sales before eliminations	$412,713	$737,367	$1,150,080
Eliminations	(262,108)	—	(262,108)
Net sales	150,605	737,367	887,972
Gross profit	20,336	244,353	264,689
Loss from operations	$(51,993)	$(55,874)	$(107,867)
Interest expense, net			21,071
Other expense, net			(1,577)
Re-organization expense			57,488
Loss before income taxes			$(184,849)

(Dollars in thousands)	Wholesale	Retail	Consolidated
Six Months Ended June 30, 2022
Net sales before eliminations	$543,257	$764,429	$1,307,686
Eliminations	(347,261)	—	(347,261)
Net sales	195,996	764,429	960,425
Gross profit	44,462	271,518	315,980
Loss from operations	$(6,777)	$(2,609)	$(9,386)
Interest expense, net			47,579
Other expense, net			(2,003)
Loss before income taxes			$(54,962)

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

The carrying amounts for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximated fair value at June 30, 2023 because of the short-term maturities of the instruments and/or their variable rates of interest.

The carrying amounts and fair values of the Company’s notes and senior notes as of June 30, 2023 are as follows:

	June 30, 2023
(Dollars in thousands)	Gross Carrying Amount	Fair Value
8.75% Senior Secured First Lien Notes – due 2026 (a)	$750,000	$97,763
6.125% Senior Notes – due 2023 (a)	22,924	152
6.625% Senior Notes – due 2026 (a)	92,254	812
First Lien Party City Notes – due 2025 (a)	161,669	20,351
First Lien Anagram Notes – due 2025	146,567	141,962
Second Lien Anagram Notes – due 2026	144,579	110,993

(a) Recorded within Liabilities Subject to Compromise in the Company’s Condensed Consolidated Balance Sheets as of September 30, 2023 and ultimately settled as part of the Company’s emergence from bankruptcy on October 12, 2023. See Notes 1 and 13 for more details.

The fair values represent Level 2 fair value measurements as the debt instruments trade in inactive markets. The carrying amounts for other debt instruments approximated fair value at June 30, 2023 based on the discounted future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturity.

Impairment of Long-Lived Assets

The fair value of the Company's long-lived assets is primarily calculated using a discounted cash-flow model directly associated with those assets, which consist principally of property and equipment and ROU assets. These assets are tested for impairment when events indicate that their carrying value may not be recoverable.

The Company performed periodic quantitative impairment assessments of its long-lived assets, inclusive of ROU assets and recorded impairment charges of $11.7 million and $7.8 million for the three months ended June 30, 2023 and 2022, respectively. Impairment charges were $42.6 million and $10.0 million for the six months ended June 30, 2023 and 2022, respectively. Impairment charges were recorded in both the retail and wholesale segments. Refer to Note 3 for more information.

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

Basic and diluted loss per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Net income (loss)	$(73,044)	$162,173	$(185,137)	$135,284
Weighted average shares - Basic	113,736,961	112,632,860	113,708,199	112,519,950
Effect of dilutive securities:
Restricted stock units	—	1,971,415	—	2,561,521
Stock options	—	—	—	33,702
Weighted average shares - Diluted	113,736,961	114,604,275	113,708,199	115,115,172
Net income (loss) per share - Basic	$(0.64)	$1.44	$(1.63)	$1.20
Net income (loss) per share - Diluted	$(0.64)	$1.42	$(1.63)	$1.18

During the three months and six months ended June 30, 2023, 638,405 stock options and 4,516,548 restricted stock units were excluded from the calculation of net loss per share – diluted as they were anti-dilutive. During the three and six months ended June 30, 2022, 1,768,746 stock options and 4,537,272 restricted stock units were excluded from the calculation of net income per share – diluted as they were anti-dilutive.

Note 13 – Current and Long-Term Obligations

On January 17, 2023, the Company and certain of its direct and indirect domestic subsidiaries, excluding the Anagram and the Company’s foreign subsidiaries, filed for relief under Chapter 11 of the United States Bankruptcy Code, in the United States Bankruptcy Court. The filing triggered an event of default that accelerated the Company’s following debt obligations: a) its 8.750% senior secured first lien notes due 2026 (the “Fixed Rate Notes”); b) its 6.125% senior notes due 2023; c) its 6.625% senior notes due 2026, and d) its senior secured first lien floating rate notes due 2025 (the “Secured Floating Rate 2025 Notes” and, together with the Fixed Rate Notes, the “Secured Notes”). See Note 1 Description of Business for a further discussion of the Chapter 11 Cases.

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

As a result of the timing of the Company’s bankruptcy declaration, debt obligations excluding Anagram’s debt obligations, are recorded in Liabilities Subject to Compromise in the Condensed Consolidated Balance Sheets as of June 30, 2023 (see Note 2 for further details) and current liabilities as of December 31, 2022. As a result of the Specified Anagram Defaults, all of Anagram’s long-term debt has been classified as a current liability in the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022.

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

Outstanding borrowings under the Prepetition ABL Facility totaled $377 million, $361.7 million, and $445.0 million at June 30, 2023, December 31, 2022, and June 30, 2022, respectively. As a result of the Chapter 11 Cases, the remaining capacity under the Prepetition ABL Facility was terminated on January 17, 2023, and the full borrowed balance was recorded to Liabilities Subject to Compromise on the Condensed Consolidated Balance Sheets. Outstanding standby letters of credit totaled $37.9 million, $37.9 million at June 30, 2023, December 31, 2022 and $24.9 million at June 30, 2022, respectively. After considering borrowing base restrictions, as of December 31, 2022 and June 30, 2022, Holdings had available borrowing capacity under the terms of the facility $75.4 million and $77.3 million, respectively.

As of the Effective Date of the Plan, Prepetition ABL Facility borrowings of $368.2 million were deemed repaid and refinanced in full by the New ABL Facility discussed below.

Anagram ABL Credit Agreement

As of June 30, 2023, outstanding borrowings under the Anagram ABL Credit Agreement totaled $11 million and there was $0.7 million of availability under this facility. As of December 31, 2022, outstanding borrowings under the Anagram ABL Credit Agreement totaled $3 million and there was $11.4 million of availability under this facility. There were no amounts outstanding under the Anagram ABL Credit Agreement as of June 30, 2022.

For information regarding a subsequent event related to Anagram’s Chapter 11 Cases and the developments related to the Stalking Horse bid to acquire the Anagram, see “Note 1 - Description of Business - Subsequent Event - Anagram Bankruptcy, Deconsolidation, and Sale.”

Long-Term Obligations

Long-term obligations at June 30, 2023, December 31, 2022 and June 30, 2022 consisted of the following:

	June 30, 2023			December 31, 2022	June 30, 2022
(Dollars in thousands)	Principal Amount	Gross Carrying Amount	Net Carrying Amount	Net Carrying Amount	Net Carrying Amount
8.75% Senior Secured First Lien Notes – due 2026	$750,000	$750,000	$750,000	$736,506	$734,688
6.125% Senior Notes – due 2023	22,924	22,924	22,924	22,889	22,862
6.625% Senior Notes – due 2026	92,254	92,254	92,254	91,735	91,663
First Lien Party City Notes – due 2025	161,669	161,669	161,669	188,842	193,426
First Lien Anagram Notes – due 2025	124,708	146,567	146,567	146,872	148,732
Second Lien Anagram Notes – due 2026	103,208	144,579	144,579	143,705	144,576
Finance lease obligations	20	20	20	11,588	12,295
Total long-term obligations	1,254,783	1,318,013	1,318,013	1,342,137	1,348,242
Less: current portion	(227,936)	(291,166)	(291,166)	(1,331,003)	(920)
Less: amounts reclassified to liabilities subject to compromise	(1,026,847)	(1,026,847)	(1,026,847)	—	—
Long-term obligations, excluding current portion	$—	$—	$—	$11,134	$1,347,322

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

Note 14 – Revenue from Contracts with Customers

The following table summarizes revenue from contracts with customers for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Retail Net Sales	383,122	423,479	737,367	764,430
Wholesale Net Sales:
Domestic	49,794	64,607	104,790	126,816
International	16,935	39,363	45,815	69,179
Total Wholesale Net Sales	66,729	103,970	150,605	195,995
Total Consolidated Sales	$449,851	$527,449	$887,972	$960,425

The Company maintains allowances for credit losses resulting from the inability of the Company’s customers to make required payments. Judgment is required in assessing the ultimate realization of these receivables, including consideration of the Company’s history of receivable write-offs, the level of past due accounts and the economic status of the Company’s customers. In an effort to identify adverse trends relative to customer economic status, the Company assesses the financial health of the markets it operates in and performs periodic credit evaluations of its customers and ongoing reviews of account balances and aging of receivables. Amounts are considered past due when payment has not been received within the time frame of the credit terms extended. Write-offs are charged directly against the allowance for credit losses and occur only after all collection efforts have been exhausted. At June 30, 2023, December 31, 2022, and June 30, 2022, the allowance for credit losses was $7.2 million, $9.2 million, and $7.1 million, respectively.

Note 15 – Condensed Combined Debtor in Possession Only Financial Statements

The financial statements below represent the unaudited condensed combined financial statements of the Debtors only as of and for the three and six months ended June 30, 2023.

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

PARTY CITY HOLDCO INC.

CONDENSED COMBINED DEBTORS’ BALANCE SHEET

(Unaudited)

(In thousands)

June 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$209,047
Accounts receivable, net	56,513
Inventories, net	541,291
Prepaid expenses and other current assets	50,611
Income tax receivable	2,668
Total current assets	860,130
Property, plant and equipment, net	200,179
Operating lease asset	600,950
Goodwill	101,613
Trade names	94,680
Other intangible assets, net	9,115
Other assets, net	13,723
Total assets	$1,880,390
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Debtor-in-possession facility	$150,000
Accounts payable	62,722
Intercompany	11,185
Accrued expenses	173,789
Current portion of operating lease liability	616
Income taxes payable	801
Current portion of long-term obligations	19
Total current liabilities	399,132
Deferred income tax liabilities, net	8,407
LT operating lease liability	113
Other long-term liabilities	2
Total long term liabilities	8,522
Liabilities subject to compromise	2,305,414
Total liabilities	2,713,068
Stockholders’ deficit:
Total stockholders’ deficit	(832,678)
Total liabilities and stockholders’ deficit	$1,880,390

PARTY CITY HOLDCO INC.

CONDENSED COMBINED DEBTORS’ STATEMENT OF OPERATIONS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,	Six Months Ended June 30,
	2023	2023
Net sales	$425,180	$840,004
Cost of sales	299,290	589,355
Gross profit	125,890	250,649
Selling, general and administrative expenses	137,644	298,462
Loss on sale of business	14,462	14,462
Store and other long-lived asset impairments	11,655	42,591
Loss from operations	(37,871)	(104,866)
Interest expense, net	6,127	13,683
Other income, net	(954)	(1,457)
Reorganization items, net	23,273	57,488
Loss before income taxes	(66,317)	(174,580)
Income tax expense	268	547
Net loss	$(66,585)	$(175,127)

PARTY CITY HOLDCO INC.

CONDENSED COMBINED DEBTORS’ STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

Six Months Ended June 30,
2023
Cash flows used in operating activities:
Net loss	$(175,127)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	26,982
Non-cash reorganization items, net	(6,999)
Amortization of deferred financing costs and original issuance discounts	232
Provision for doubtful accounts	(282)
Deferred income tax	302
Change in operating lease liability/asset	(9,220)
Undistributed income in equity method investments	(625)
Loss on disposal of assets	58
Loss on sale of business	14,462
Store and other long-lived asset impairments	42,591
Stock-based compensation	2,340
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,298
Decrease in inventories	35,097
Increase in prepaid expenses and other current assets	(4,312)
Increase in accounts payable, accrued expenses and income taxes payable	70,798
Net cash used in operating activities	(2,405)
Cash flows used in investing activities:
Capital expenditures	(12,094)
Proceeds from sale of business, net of cash relinquished	1,191
Net cash used in investing activities	(10,903)
Cash flows provided by financing activities:
Repayment of loans, notes payable and long-term obligations	(670)
Proceeds from loans, notes payable and long-term obligations	176,031
Adequate protection payments	(10,682)
Treasury stock purchases	(188)
Net cash provided by financing activities	164,491
Effect of exchange rate changes on cash and cash equivalents	365
Net increase in cash and cash equivalents and restricted cash	151,548
Cash and cash equivalents and restricted cash at beginning of period	57,499
Cash and cash equivalents and restricted cash at end of period	$209,047

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

How We Assess the Performance of Our Company

In assessing the performance of our company, we consider a variety of performance and financial measures for our two reportable operating segments, Retail and Wholesale. These key measures include revenues and gross profit, comparable retail same-store sales, and operating expenses. We also review other metrics such as adjusted EBITDA. For a discussion of our use of these measures and a reconciliation of adjusted EBITDA to net income (loss), please refer to “Financial Measures - Adjusted EBITDA” and “Results of Operations” below.

Segments

We have two reportable operating segments: Retail and Wholesale.

Our retail segment generates revenue primarily through the sale of our party supplies, which are sold under the Amscan and Costumes USA brand names through Party City and partycity.com. For the six months ended June 30, 2023, 81.5% of the product that was sold by our retail segment was supplied by our wholesale segment and 35.2% of that product was self-manufactured.

Our retail operations are subject to significant seasonal variations. Historically, this segment has realized a significant portion of its revenues, cash flow from operating activities, and net income (loss) in the fourth quarter of the year, principally due to our Halloween sales in October and, to a lesser extent, year-end holiday sales. To maximize our seasonal opportunity, we may operate a chain of temporary Halloween stores, primarily during the months of September and October.

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

SG&A expenses also include all operating costs and franchise expenses not included elsewhere in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. These expenses include payroll and other expenses related to operations at our corporate offices, including occupancy costs, related depreciation and amortization, legal and professional fees, stock and equity-based compensation, and data-processing costs. These expenses generally do not vary proportionally with net sales.

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

	Six months ended June 30,		Last 12 Months
	2023	2022
Store Count
Corporate Stores:
Beginning of period	775	759	756
New stores opened	—	—	9
Acquired	—	—	11
Closed	(42)	(3)	(43)
End of period	733	756	733
Franchise Stores:
Beginning of period	59	71	70
New stores opened	—	—	—
Sold to Party City	—	—	(11)
Closed	—	(1)	—
End of period	59	70	59
Grand Total	792	826	792

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

	Three months ended June 30,
	2023	2022
Wholesale Share of Shelf (a)	80.9%	77.7%
Manufacturing Share of Shelf (b)	28.4%	30.1%

	Three months ended June 30,
	2023	2022
Brand comparable sales (c)	-8.9%	-5.6%
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

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

The following table sets forth the Company’s operating results and operating results as a percentage of total net sales for the three months ended June 30, 2023 and 2022.

	Three Months Ended June 30,
	2023		2022
	(Dollars in thousands)
Net sales	$449,851	100.0%	$527,449	100.0%
Cost of sales	316,058	70.3	349,477	66.3
Gross profit	133,793	29.7	177,972	33.7
Selling, general and administrative expenses	147,597	32.8	159,477	30.2
loss on sale of business	14,462	3.2	—	—
Store and other long lived asset impairments	11,655	2.6	7,829	2
(Loss) Income from operations	(39,921)	(8.9)	10,666	2.0
Interest expense, net	10,486	2.3	24,184	4.6
Other (income), net	(803)	(0.2)	(1,800)	(0.3)
Reorganization items, net	23,273	5.2	—	—
(Loss) before income taxes	(72,877)	(16.2)	(11,718)	(2.2)
Income tax expense (benefit)	167	0.0	(173,891)	(33.0)
Net (loss) income	$(73,044)	(16.2)%	$162,173	30.7%
Net (loss) income per share – Basic	$(0.64)		$1.44
Net (loss) income per share – Diluted	$(0.64)		$1.42

The following is a reconciliation of net loss to Adjusted EBITDA for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022
(Dollars in thousands)
Net income	$(73,044)	$162,173
Interest expense, net	10,486	24,184
Income tax expense (benefit)	167	(173,891)
Depreciation and amortization	14,663	15,746
EBITDA	(47,728)	28,212
Reorganization items, net (a)	23,273	—
Goodwill and other long-lived assets impairment (b)	11,655	7,829
Closed store expense (c)	5,510	1,721
Foreign currency (gains), net	302	(247)
Stock-based compensation - employee (d)	1,110	2,217
Undistributed loss in equity method investments	(1,217)	(1,686)
Inventory disposal reserve	—	810
Anagram (subsidiary) advisory fees (e)	4,790	—
Pre-petition bankruptcy-related professional fees (f)	—	384
Gain on sale of property, plant and equipment	—	47
Loss on sale of business (g)	14,462	—
Rent adjustment (h)	—	3,856
Other	1,899	2,663
Adjusted EBITDA	$14,056	$45,806
Adjusted EBITDA Margin	3.1%	8.7%
(a)
Incremental expenses, gains, and losses incurred or realized as of or subsequent to the PCHI bankruptcy petition date (January 17, 2023) and on or before the bankruptcy emergence date (October 12, 2023) as a direct result of bankruptcy.
(b)
Composed of store and other asset impairment charges recorded in 2023 and goodwill impairment charges recorded in 2022.
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
(g)
Loss on the sale of Granmark, which is a party goods manufacturer located in Mexico that was sold in April 2023.
(h)
The rent adjustment reflects the difference between accounting for rent and landlord incentives in accordance with GAAP and the Company’s actual cash outlay.

Sales

Total net sales for the second quarter of 2023 were $449.9 million and were $77.5 million, or 14.7%, lower than the second quarter of 2022. The following table sets forth the Company’s total net sales for the three months ended June 30, 2023 and 2022.

	Three Months Ended June 30,
	2023		2022
	Dollars in Thousands	Percentage of Net sales	Dollars in Thousands	Percentage of Net sales
Net sales:
Wholesale	$186,189	41.4%	$303,577	57.6%
Eliminations	(119,460)	(26.6)	(199,606)	(37.8)
Net wholesale	66,729	14.8	103,971	19.7
Retail	383,122	85.2	423,478	80.3
Total net sales	$449,851	100.0%	$527,449	100.0%

Retail

Retail net sales during the second quarter of 2023 were $383.1 million and were $40.4 million, or 9.5%, lower than during the second quarter of 2022, principally due to decline in sales transactions; our same-store sales transactions declined 10.7% in the quarter.

Same-store sales for the Party City brand (including North American retail e-commerce sales) decreased by 8.9% during the second quarter of 2023 compared to the second quarter of 2022, principally due to declines in seasonal category sales of 7.5% mainly attributable to graduation and Everyday category sales of 9.2%, largely due to decreases in the birthday, entertaining and candy products.

Wholesale

Wholesale net sales during the second quarter of 2023 totaled $66.7 million and were $37.2 million, or 35.8%, lower than the second quarter of 2022. This decrease was principally due to the Granmark divestiture, the operation of fewer franchise stores, and a decline in Halloween sales to third parties, due to a high level of carryover from the prior year.

Gross Profit

The following table sets forth the Company’s gross profit for the three months ended June 30, 2023 and 2022.

	Three Months Ended June 30,
	2023		2022
	Dollars in Thousands	Percentage of Net Sales	Dollars in Thousands	Percentage of Net Sales
Retail gross profit	$127,567	33.3%	$158,152	37.3%
Wholesale gross profit	6,226	9.3	19,820	19.1
Total gross profit	$133,793	29.7%	$177,972	33.7%

The gross profit margin on net sales at Retail during the second quarter of 2023 was 33.3 % or 400 basis points lower than during the corresponding quarter of 2022. The decrease was primarily driven by deleveraging of occupancy costs on lower sales volume and the liquidation from stores recently closed, partially offset by a reduction in freight rates and lower website sales. Our manufacturing share of shelf (i.e., the percentage of our retail product cost of sales manufactured by our Wholesale segment) of 28.4% during the second quarter of 2023 was 1.7% lower as compared to the second quarter of 2022. Our wholesale share of shelf at our Party City stores and our North American retail e-commerce operations (i.e., the percentage of our retail product cost of sales supplied by our wholesale segment) was 80.9% during the second quarter of 2023 or 3.2% higher than during the second quarter of 2022.

The gross profit margin on net sales at Wholesale during the second quarters of 2023 and 2022 was 9.3% and 19.1%, respectively. This decrease was primarily due to lower sales volume, the divestiture of Granmark, and higher materials costs, partially offset by lower freight costs.

Selling, general and administrative expenses

Selling, general and administrative expenses during the second quarter of 2023 totaled $147.6 million and were $11.9 million, or 7.4%, lower than in the second quarter of 2022. The decrease was primarily driven by lower labor and other store-related variable costs largely as a result of reduced store count as well as other cost containment measures enacted by management in the wake of declining sales results to-date in 2023. The decrease in selling, general and administrative expenses is also attributable to lower professional fees, and lower corporate compensation costs emanating from headcount reductions initiated in the fourth quarter of 2022, as well as the Granmark divestiture.

Store and other long-lived asset impairments

Store and other long-lived asset impairments totaled $11.7 million and $7.8 million for the three months ended June 30, 2023 and 2022, respectively, primarily due to store impairments driven by a decline in expected future store cash flow projections due in large part to store closures.

Interest expense, net

Interest expense, net, totaled $10.5 million during the second quarter of 2023, compared to $24.2 million during the second quarter of 2022. The decrease was primarily driven by the automatic stay placed on the Company’s debt instruments and related interest, excluding Anagram debt instruments, as part of the bankruptcy proceedings, partially offset by Debtor In-Possession (DIP) Facility interest recorded in the current quarter.

Other (income) expense, net

For the second quarter of 2023 and 2022, other (income) expense, net, totaled $(0.8) million and $(1.8) million, respectively. The change was primarily due to the impact of foreign currency.

Loss on sale of business

During the second quarter of 2023, the Company recognized a $14.5 million loss on the sale of Granmark, a Non-Debtor Affiliate that is a party goods manufacturer located in Mexico.

Reorganization items, net

Reorganization items, net includes any incremental expenses, revenues, gains, and losses incurred or realized as of or subsequent to the PCHI bankruptcy petition date (January 17, 2023) as a direct result of bankruptcy. For the three months ended June 30, 2023, reorganization items, net totaled $23.3 million and was composed of the following:

(Dollars in thousands)	Three months ended June 30, 2023
Professional fees and other	$31,260
Debtor-in-possession financing costs	4,500
Employee retention costs	2,540
Net gain on lease rejections	(15,027)
Total Reorganization items, net	$23,273

Income tax expense

The effective income tax rate for the three months ended June 30, 2023 of (0.2%) is different from the statutory rate of 21.0% primarily due to the tax impact of non-deductible costs related to the bankruptcy filing and to the recording of a valuation allowance to reduce the total deferred tax assets to an amount that will, more-likely-than-not, be realized in the future.

Six Months Ended June 30, 2023 Compared To Six Months Ended June 30, 2022

The following table sets forth the Company’s operating results and operating results as a percentage of total net sales for the six months ended June 30, 2023 and 2022.

	Six months ended June 30,
	2023		2022
	(Dollars in thousands)
Net sales	$887,972	100.0%	$960,425	100.0%
Cost of sales	623,283	70.2	644,445	67.1
Gross profit	264,689	29.8	315,980	32.9
Selling, general and administrative expenses	315,503	35.5	315,383	32.8
Loss on sale of business	14,462	1.6	—	—
Store and other long lived asset impairments	42,591	4.8	9,983	1.0
(Loss) from operations	(107,867)	(12.1)	(9,386)	(1.0)
Interest expense, net	21,071	2.4	47,579	5.0
Other (income), net	(1,577)	(0.2)	(2,003)	(0.2)
Reorganization items, net	57,488	6.5	—	—
(Loss) before income taxes	(184,849)	(20.8)	(54,962)	(5.7)
Income tax expense (benefit)	288	-	(190,246)	(19.8)
Net (loss) income	$(185,137)	(20.8)%	$135,284	14.1%
Net (loss) income per share – Basic	$(1.63)		$1.20
Net (loss) income per share – Diluted	$(1.63)		$1.18

The following is a reconciliation of net loss to Adjusted EBITDA for the six months ended June 30, 2023 and 2022:

	Six months ended June 30,
	2023	2022
(Dollars in thousands)
Net income	$(185,137)	$135,284
Interest expense, net	21,071	47,579
Income tax expense (benefit)	288	(190,246)
Depreciation and amortization	29,759	31,606
EBITDA	(134,019)	24,223
Reorganization items, net (a)	57,488	—
Goodwill and other long-lived assets impairment (b)	42,591	9,983
Closed store expense (c)	8,460	2,708
Foreign currency (gains), net	(1,101)	(528)
Stock-based compensation - employee (d)	2,340	3,929
Undistributed loss in equity method investments	(772)	(1,376)
Inventory disposal reserve	—	1,431
Anagram (subsidiary) advisory fees (e)	6,453	384
Pre-petition bankruptcy-related professional fees (f)	11,790	(72)
Loss on sale of business (g)	14,462	—
Rent adjustment (h)	—	6,381
Other	1,356	3,347
Adjusted EBITDA	$9,048	$50,410
Adjusted EBITDA Margin	1.0%	5.2%
(a)
Incremental expenses, gains, and losses incurred or realized as of or subsequent to the PCHI bankruptcy petition date (January 17, 2023) and on or before the bankruptcy emergence date (October 12, 2023) as a direct result of bankruptcy.
(b)
Composed of store and other asset impairment charges.
(c)
Charges incurred related to closing stores and our manufacturing facilities.
(d)
Stock-based compensation consists of expenses related to time-based stock-options, time-based restricted stock units, and performance-based restricted stock units.
(e)
Independent advisory professional fees incurred by Anagram (a subsidiary of the Company) in relation its parent’s (Party City Holdings Inc) declaration of bankruptcy.
(f)
Bankruptcy-related advisory and legal fees incurred prior to the PCHI bankruptcy petition date.
(g)
Loss on the sale of Granmark, which is a party goods manufacturer located in Mexico that was sold in April 2023.
(h)
The rent adjustment reflects the difference between accounting for rent and landlord incentives in accordance with GAAP and the Company’s actual cash outlay.

Sales

Total net sales for the first six months of 2023 were $888.0 million and were $72.4 million, or 7.5%, lower than the first six months of 2022. The following table sets forth the Company’s total net sales for the six months ended June 30, 2023 and 2022.

	Six months ended June 30,
	2023		2022
	Dollars in Thousands	Percentage of Net sales	Dollars in Thousands	Percentage of Net sales
Net sales:
Wholesale	$412,713	46.5%	$543,257	56.6%
Eliminations	(262,108)	(29.5)	(347,261)	(36.2)
Net wholesale	150,605	17.0	195,996	20.4
Retail	737,367	83.0	764,429	79.6
Total net sales	$887,972	100.0%	$960,425	100.0%

Retail

Retail net sales during the first six months of 2023 were $737.4 million and were $27.1 million, or 3.5%, lower than during the first six months of 2022, principally due to decline in sales transactions.

Same-store sales for the Party City brand (including North American retail e-commerce sales) decreased by 3.5% during the first six months of 2023 compared to the second quarter of 2022, principally due to declines in everyday category sales of 4.6%, with the largest declines in birthday and candy categories, partially offset by an increase in seasonal category sales of 1.7%. Same store sales transactions declined 5.7% in the six months ended June 30, 2023 when compared to the same period in the prior year.

Wholesale

Wholesale net sales during the first six months of 2023 totaled $150.6 million and were $45.4 million, or 23.2%, lower than the first six months of 2022. This decrease was principally due to the Granmark divestiture, a decline in Anagram sales, and heavier customer in-stock positions in 2023.

Gross Profit

The following table sets forth the Company’s gross profit for the six months ended June 30, 2023 and 2022.

	Six months ended June 30,
	2023		2022
	Dollars in Thousands	Percentage of Net Sales	Dollars in Thousands	Percentage of Net Sales
Retail gross profit	$244,353	33.1%	$271,518	35.5%
Wholesale gross profit	20,336	13.5	44,462	22.7
Total gross profit	$264,689	29.8%	$315,980	32.9%

The gross profit margin on net sales at Retail during the first six months of 2023 was 33.1 % or 240 basis points lower than during the corresponding months of 2022. The change was primarily driven by a deleverage of occupancy costs on lower sales volume and liquidation sales from stores closings during the year. Our manufacturing share of shelf (i.e., the percentage of our retail product cost of sales manufactured by our wholesale segment) of 35.2% during the first six months of 2023 was 3.9% lower as compared to the first six months of 2022. Our wholesale share of shelf at our Party City stores and our North American retail e-commerce operations (i.e., the percentage of our retail product cost of sales supplied by our wholesale segment) was 81.5% during the first six months of 2023 or 3.4% higher than during the first six months of 2022.

The gross profit margin on net sales at Wholesale during the first six months of 2023 and 2022 was 13.5% and 22.7%, respectively. This decrease is primarily due to deleverage on lower sales volume, channel mix driven by a decline in Anagram balloon sales, and higher commodity prices. This was partially offset by lower freight costs and distribution center labor savings.

Selling, general and administrative expenses

Selling, general and administrative expenses during the first six months of 2023 totaled $315.5 million and were relatively in line with the first six months of 2022.

Store and other long-lived asset impairments

For the six months ended June 30, 2023, store and other long-lived asset impairments totaled $42.6 million, which primarily included store impairment charges of $18.9 million attributable to vacated stores and a decrease in expected future store cash flow projections, along with a $21.8 million charge related to the early termination of the lease for our online sales distribution center in Naperville, Illinois. For the six months ended June 30, 2022, store and other long-lived asset impairments were $10.0 million and included charges related to the closures of certain office space, stores, and a manufacturing facility in New Mexico.

Goodwill, intangible asset impairments

There was no goodwill or intangible asset impairments in the first six months of 2023 or 2022.

Interest expense, net

Interest expense, net, totaled $21.1 million during the first six months of 2023, compared to $47.6 million during the first six months of 2022. The decrease primarily driven by the automatic stay placed on the Company’s debt instruments and related interest, excluding Anagram debt instruments, as part of the bankruptcy proceedings, partially offset by DIP Facility interest recorded in the current year-to-date period.

Other (income), net

For the first six months of 2023 and 2022, other (income), net, totaled $(1.6) million and $(2.0) million, respectively. The change was primarily due to lower income from equity method investments and the impact of foreign currency.

(Gain) loss on sale of business

On April 18, 2023, we sold our equity interests in Granmark for $5.4 million and recognized a loss of $14.5 million in our year-to-date results. Granmark is a party goods manufacturer located in Mexico that was part of our wholesale segment.

Reorganization items, net

For the six months ended June 30, 2023, reorganization items, net totaled $57.5 million and was composed of the following:

(Dollars in thousands)	Six months ended June 30, 2023
Professional fees and other	$55,933
Debtor-in-possession financing costs	33,494
Deferred financing costs write-off	16,998
Employee retention costs	4,657
Debt adjustments	(27,160)
Net gain on lease rejections	(26,434)
Total Reorganization items, net	$57,488

Income tax expense (benefit)

The effective income tax rate for the six months ended June 30, 2023 of (0.2%) is different from the statutory rate of 21.0% primarily due to the tax impact of non-deductible costs related to the bankruptcy filing and to the recording of a valuation allowance to reduce the total deferred tax assets to an amount that will, more-likely-than-not, be realized in the future.

Cash Flow Data – Six Months Ended June 30, 2023 Compared with Six Months Ended June 30, 2022

Net cash provided by operating activities totaled $1.9 million during the six months ended June 30, 2023. Net cash used in operating activities totaled $99.1 million during the six months ended June 30, 2022.The change in operating activity was primarily due to a significant decrease in inventory purchases and an increase in accounts payable as a result of the automatic stay put in place due to the bankruptcy, partially offset by lower operating results.

Net cash used in investing activities totaled $13 million during the six months ended June 30, 2023, as compared to $49.5 million during the six months ended June 30, 2022. The decrease in cash used in investing activities as compared to the prior year is primarily due to significantly lower capital expenditures in the current year. Capital expenditures for the six months ended June 30, 2023 and 2022 were $14.2 million and $51.1 million, respectively.

Net cash provided by financing activities was $172.7 million during the six months ended June 30, 2023 compared to net cash provided by financing activities of $139.9 million during the six months ended June 30, 2022. The variance when compared to the prior year was principally due to higher net debt borrowings under the DIP Facility.

Liquidity and Capital Resources

For a discussion of the Company’s emergence from bankruptcy, see “Note 1 - Description of Business - Subsequent Event - Emergence from Chapter 11 Cases.” As a result of the financial restructuring set forth in its reorganization plan, the Company reduced its long-term debt obligations (excluding credit facility borrowings) from approximately $1.3 billion (excluding Anagram) to $0.2 billion and emerged with a new ABL credit agreement with $562.1 million in borrowing capacity, and $232.4 million of Second Lien Notes (as defined herein). At the emergence date, our common stock shares were cancelled, and the Company issued or caused to be issued the New PCHI Shares in accordance with the terms of the Plan. Pursuant to the Plan, each holder of an Allowed Secured Notes Claim (as defined in the Plan) received, among other things, its pro rata share of 100% of the New PCHI Shares, subject to dilution by the New PCHI Shares issued as DIP Reorganized Securities (as defined in the Plan), the New PCHI Shares issued in connection with the Rights Offering (including in partial satisfaction of the Backstop Commitment Premium (as defined in the Plan)), and the MIP Equity Pool (as defined in the Plan). Net cash proceeds of $75 million were raised through the issuance of the New PCHI Shares at the emergence date.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of the quarter ended June 30, 2023 our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting as described below.

Notwithstanding the conclusion by our Chief Executive Officer and our Chief Financial Officer that our disclosure controls and procedures as of June 30, 2023 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described below, based on additional procedures and post-closing review, we believe the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects the financial condition, results of operations, and cash flows of the Company for the periods presented in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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