Form 10-Q
period 2023-09-30
Party City Holdco Inc.
filed 2024-09-26
CIK 1592058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

PARTY CITY HOLDCO INC.

(DEBTOR-IN-POSSESSION)

Form 10-Q

September 30, 2023

TABLE OF CONTENTS

		Page

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets at September 30, 2023 (Unaudited), December 31, 2022 and September 30, 2022 (Unaudited)	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2023 and September 30, 2022 (Unaudited)	4

	Condensed Consolidated Statements of Stockholders’ Deficit for the Three and Nine Months Ended September 30, 2023 and September 30, 2022 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and September 30, 2022 (Unaudited)	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

Item 3.	Item 3. Quantitative and Qualitative Disclosures about Market Risk	50

Item 4.	Item 4. Controls and Procedures	50

	PART II

Item 1.	Item 1. Legal Proceedings	52

Item 1A.	Item 1A. Risk Factors	52

Item 6.	Item 6. Exhibits	53

	Signature	54

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PARTY CITY HOLDCO INC.

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2023	December 31, 2022	September 30, 2022
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$109,989	$59,421	$29,810
Accounts receivable, net	70,956	83,157	106,052
Inventories, net	604,207	633,360	745,697
Prepaid expenses and other current assets	54,382	42,106	59,248
Income tax receivable	880	14,464	1,109
Total current assets	840,414	832,508	941,916
Property, plant and equipment, net	219,665	255,270	251,318
Operating lease asset	597,296	707,047	713,434
Goodwill	100,345	100,357	375,220
Trade names	94,680	94,680	383,749
Other intangible assets, net	11,091	13,304	19,524
Other assets, net	16,899	16,831	28,664
Total assets	$1,880,390	$2,019,997	$2,713,825
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Loans and notes payable	$7,663	$360,745	$442,855
Debtor-in-possession facility	138,791	—	—
Accounts payable	72,095	157,474	208,416
Accrued expenses	195,521	181,466	175,275
Current portion of operating lease liability	1,510	119,605	100,274
Income taxes payable	—	426	1,006
Current portion of long-term obligations	291,195	1,331,003	23,388
Total current liabilities	706,775	2,150,719	951,214
Long-term obligations, excluding current portion	—	11,134	1,318,185
Long-term portion of operating lease liability	21,101	685,120	699,933
Deferred income tax liabilities	7,586	9,128	24,369
Other long-term liabilities	92	21,723	22,142
Total long-term liabilities	28,779	727,105	2,064,629
Liabilities subject to compromise	2,275,713	—	—
Total liabilities	3,011,267	2,877,824	3,015,843
Commitments and contingencies
Stockholders’ (deficit) equity:
Common stock (Par value $0.01; 113,756,825, 113,509,223 and 113,316,286 shares outstanding and 127,910,886, 126,787,094 and 126,050,880 shares issued at September 30, 2023, December 31, 2022, and September 30, 2022, respectively)	1,385	1,385	1,384
Additional paid-in capital	991,639	988,463	988,197
Accumulated deficit	(1,790,724)	(1,514,615)	(957,999)
Accumulated other comprehensive income	1,926	1,855	790
Total stockholders’ (deficit) equity before common stock held in treasury	(795,774)	(522,912)	32,372
Less: Common stock held in treasury, at cost (14,154,061, 13,277,871 and 12,734,594 shares at September 30, 2023, December 31, 2022, and September 30, 2022, respectively)	(335,103)	(334,915)	(334,390)
Total stockholders’ deficit	(1,130,877)	(857,827)	(302,018)
Total liabilities and stockholders’ deficit	$1,880,390	$2,019,997	$2,713,825

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	$407,148	$502,191	$1,295,120	$1,462,616
Cost of sales	292,421	343,743	915,704	988,188
Gross profit	114,727	158,448	379,416	474,428
Selling, general and administrative expenses	153,171	178,551	468,674	493,934
(Gain) loss on sale of business	(186)	—	14,276	—
Store and other long-lived asset impairments	16,220	425	58,811	10,408
Goodwill and intangible asset impairments	—	288,423	—	288,423
Loss from operations	(54,478)	(308,951)	(162,345)	(318,337)
Interest expense, net (excludes contractual interest of $32,185 and $78,909 for the three and nine months ended September 30, 2023, respectively)	9,875	26,926	30,946	74,505
Other income, net	(1,312)	(2,333)	(2,889)	(4,336)
Reorganization items, net	27,776	—	85,264	—
Loss before income taxes	(90,817)	(333,544)	(275,666)	(388,506)
Income tax expense (benefit)	155	187,754	443	(2,492)
Net loss	$(90,972)	$(521,298)	$(276,109)	$(386,014)
Net loss per share – basic and diluted	$(0.80)	$(4.60)	$(2.43)	$(3.42)
Weighted-average number of common shares – basic and diluted	113,749,466	113,214,670	113,721,955	112,751,523
Comprehensive loss	$(92,805)	$(523,649)	$(276,038)	$(388,759)

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Deficit Before Common Stock Held In Treasury	Common Stock Held In Treasury	Total Stockholders’ Deficit
Balance at June 30, 2023	$1,385	$990,822	$(1,699,752)	$3,759	$(703,786)	$(335,103)	$(1,038,889)
Net loss	—	—	(90,972)	—	(90,972)	—	(90,972)
Stock-based compensation	—	817	—	—	817	—	817
Foreign currency adjustments	—	—	—	(1,833)	(1,833)	—	(1,833)
Balance at September 30, 2023	$1,385	$991,639	$(1,790,724)	$1,926	$(795,774)	$(335,103)	$(1,130,877)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity Before Common Stock Held In Treasury	Common Stock Held In Treasury	Total Stockholders’ Equity (Deficit)
Balance at June 30, 2022	$1,384	$986,307	$(436,701)	$3,124	$554,114	$(334,138)	$219,976
Net loss	—	—	(521,298)	—	(521,298)	—	(521,298)
Stock-based compensation	—	1,907	—	—	1,907	—	1,907
Treasury Stock purchases	—	—	—	—	—	(252)	(252)
Foreign currency adjustments	—	(17)	—	(2,334)	(2,351)	—	(2,351)
Balance at September 30, 2022	$1,384	$988,197	$(957,999)	$790	$32,372	$(334,390)	$(302,018)

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Deficit Before Common Stock Held In Treasury	Common Stock Held In Treasury	Total Stockholders’ Deficit
Balance at December 31, 2022	$1,385	$988,463	$(1,514,615)	$1,855	$(522,912)	$(334,915)	$(857,827)
Net loss	—	—	(276,109)	—	(276,109)	—	(276,109)
Stock-based compensation	—	3,176	—	—	3,176	—	3,176
Treasury stock purchases	—	—	—	—	—	(188)	(188)
Foreign currency adjustments	—	—	—	71	71	—	71
Balance at September 30, 2023	$1,385	$991,639	$(1,790,724)	$1,926	$(795,774)	$(335,103)	$(1,130,877)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity Before Common Stock Held In Treasury	Common Stock Held In Treasury	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2021	$1,384	$982,307	$(571,985)	$3,541	$415,247	$(332,533)	$82,714
Net loss	—	—	(386,014)	—	(386,014)	—	(386,014)
Stock-based compensation	—	5,884	—	—	5,884	—	5,884
Treasury stock purchases	—	—	—	—	—	(1,857)	(1,857)
Foreign currency adjustments	—	6	—	(2,751)	(2,745)	—	(2,745)
Balance at September 30, 2022	$1,384	$988,197	$(957,999)	$790	$32,372	$(334,390)	$(302,018)

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDCO INC.

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows used in operating activities:
Net loss	$(276,109)	$(386,014)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	43,359	46,812
Non-cash reorganization items, net	438	—
Amortization of deferred financing costs and original issuance discounts	1,288	3,969
Provision for doubtful accounts	(135)	282
Deferred income tax	(1,470)	(4,829)
Change in operating lease liability/asset	(12,364)	1,729
Undistributed income in equity method investments	(1,668)	(2,354)
Loss on sale of business	14,276	—
(Gain) loss on disposal of assets	(56)	201
Long-lived asset impairments	58,810	10,408
Goodwill and intangible asset impairments	—	288,423
Stock-based compensation	3,176	5,884
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	5,777	(13,250)
Decrease (increase) in inventories	23,355	(304,030)
(Increase) decrease in prepaid expenses and other current assets	(749)	52,878
Increase in accounts payable, accrued expenses and income taxes payable	61,056	13,490
Net cash used in operating activities	(81,016)	(286,401)
Cash flows used in investing activities:
Cash paid in connection with acquisitions, net of cash acquired	—	(157)
Capital expenditures	(19,317)	(75,985)
Proceeds from disposal of property and equipment	—	1,626
Proceeds from sale of business, net of cash relinquished	1,191	—
Net cash used in investing activities	(18,126)	(74,516)
Cash flows provided by financing activities:
Repayment of loans, notes payable and long-term obligations	(16,039)	(42,829)
Proceeds from loans, notes payable and long-term obligations	185,171	390,505
Adequate protection payments	(19,481)	—
Treasury stock purchases	(188)	(1,857)
Debt issuance costs	—	(2,868)
Net cash provided by financing activities	149,463	342,951
Effect of exchange rate changes on cash and cash equivalents	247	(138)
Net increase (decrease) in cash and cash equivalents and restricted cash	50,568	(18,104)
Cash and cash equivalents and restricted cash at beginning of period (a)	60,421	48,914
Cash and cash equivalents and restricted cash at end of period (a)	$110,989	$30,810
Supplemental disclosure of cash flow information:
Cash (paid) received during the period:
Interest (b)	$(23,959)	$(86,698)
Income taxes refunds, net	$11,464	$42,177
Reorganization items	$(64,310)	$—

(a) Includes $1,000 of restricted cash at September 30, 2023 and December 31, 2022, and September 30, 2022. The Company records restricted cash in Other assets, net as presented in the consolidated balance sheets at September 30, 2023, December 31, 2022, and September 30, 2022.

(b) Includes pre-petition interest payments made on the ABL Facility and interest payments made on the DIP Facility. Excludes post-petition interest payments of $19,481 made on the ABL Facility classified as adequate protection payments in Financing Activities, which were recorded as reductions of ABL Facility principal in accordance with U.S. GAAP.

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

On October 12, 2023 (the “Effective Date” or “Emergence Date"), the Plan became effective in accordance with its terms, and the Debtors emerged from the Chapter 11 Cases. The emergence events discussed below occurred subsequent to the September 30, 2023 date of the Condensed Consolidated Balance Sheets presented in this report and are, therefore, not reflected in the financial statements presented in this report.

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

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. All credit card transactions that process in less than seven days are classified as cash and cash equivalents. As of September 30, 2023, December 31, 2022 and September 30, 2022, cash and cash equivalents included credit card receivables of $15.7 million, $33.4 million and $19.1 million, respectively.

The Company maintains the majority of its cash in accounts with major financial institutions within and outside of the United States. Deposits in these institutions may exceed the amounts of insurance provided, or deposits may not be covered by insurance. The Company has not experienced losses on its deposits of cash and cash equivalents.

Chapter 11 Accounting

The Company has applied Accounting Standards Codification (“ASC”) Topic 852 “Reorganizations” in preparing the condensed consolidated financial statements for the three and nine months ended September 30, 2023. ASC 852 requires the financial statements for periods subsequent to the PCHI Petition Date to distinguish transactions and events that are directly associated with the Company’s reorganization from the ongoing operations of the business. Accordingly, certain post-petition bankruptcy-related expenses, gains, and losses incurred and realized during the Chapter 11 Cases are recorded within Reorganization items, net, in the Condensed Consolidated Statements of Operations and Comprehensive Loss. In addition, prepetition obligations that are unsecured or undersecured that may be impacted by the Chapter 11 Cases have been classified on the Condensed Consolidated Balance Sheets at September 30, 2023 as Liabilities Subject to Compromise (further details below). The outstanding balance as of September 30, 2023 was $2,275.7 million. These liabilities are reported at the amounts the Company anticipated would be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts.

Reorganization Items, Net

In accordance with ASC 852, any incremental expenses, revenues, gains, and losses incurred or realized as of or subsequent to the PCHI Petition Date and as a direct result of the Chapter 11 Cases are recorded under Reorganization items, net. The following table summarizes the components of Reorganization items, net included in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2023:

(Dollars in thousands)	Three months ended September 30, 2023	Nine months ended September 30, 2023
Professional fees and other bankruptcy related costs	$18,070	$74,003
Debtor-in-possession financing costs	—	33,494
Deferred financing costs write-off on debt subject to compromise	—	16,998
Rights Offering backstop commitment costs	11,538	11,538
Employee retention costs	2,270	6,927
Debt adjustments	—	(27,160)
Net gain on lease rejections	(4,102)	(30,536)
Total Reorganization items, net	$27,776	$85,264

Liabilities Subject to Compromise (“LSTC”)

The Condensed Consolidated Balance Sheets as of September 30, 2023 includes amounts classified as Liabilities Subject to Compromise (“LSTC”), which represent unsecured or undersecured prepetition liabilities. These amounts include the Company’s estimate of known or potential obligations to be resolved in connection with the Chapter 11 Cases as of such date and may differ from actual future settlement amounts paid. As of September 30, 2023, LSTC consisted of the following:

(Dollars in thousands)	September 30, 2023
8.75% Senior Secured First Lien Notes – due 2026	$750,000
Lease liabilities	690,496
ABL Facility	368,234
First Lien Party City Notes – due 2025	161,669
Accounts payable	111,320
6.625% Senior Notes – due 2026	92,254
Accrued expenses	61,724
6.125% Senior Notes – due 2023	22,924
Other liabilities	17,092
Total Liabilities Subject to Compromise	$2,275,713

As of September 30, 2023, the principal balance of the Loans and notes payable and Long-term obligations of $1,026.8 million have been included in LSTC. See also Note 13, Current and Long-Term Obligations, for further details.

As of September 30, 2023, interest accrued prior to the PCHI Petition Date on prepetition debt subject to compromise is included in LSTC.

Effective as of the PCHI Petition Date, we ceased recording interest expense on outstanding prepetition debt subject to compromise. Accordingly, contractual interest payments due under the terms of the outstanding prepetition debt of $32.2 million and $78.9 million for the three and nine months ended September 30, 2023, respectively, have not been recorded in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Since the commencement of the Chapter 11 Cases, the Company continued to make interest payments on the Prepetition ABL Facility. However, in accordance with ASC 852, no interest was accrued or expensed on undersecured debt. As such, these “adequate protection payments”, which totaled $19.5 million for the nine months ended September 30, 2023, have been reflected as a reduction to the Prepetition ABL Facility outstanding principal balance as of September 30, 2023.

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

Note 3 – Store and Other Long-Lived Asset Impairments and Loss on Sale of Business

During the three months ended September 30, 2023, the Company recorded an impairment charge of $16.2 million, primarily due to store impairment driven by a decline in expected future store cash flow projections due in large part to store closures.

During the nine months ended September 30, 2023, the Company recorded impairment charges of $58.8 million, which primarily included store impairment charges of $37.0 million mainly attributable to vacated leased stores and a decrease in expected future store cash flow projections and a $21.8 million charge related to the early termination of the lease for our online sales distribution center in Naperville, Illinois.

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

During the three months ended September 30, 2022, the Company recorded an impairment charge of $0.4 million related to store impairments.

During the nine months ended September 30, 2022, the Company recorded an impairment charge of $10.4 million of which $8.2 million related to the closures of certain office space and stores and $2.2 million related to the closure of a manufacturing facility in New Mexico.

Note 4 – Inventories, net

Inventories, net consisted of the following:

(Dollars in thousands)	September 30, 2023	December 31, 2022	September 30, 2022
Finished goods	$569,192	$585,656	$697,715
Raw materials	21,334	28,572	28,008
Work in process	13,681	19,132	19,974
	$604,207	$633,360	$745,697

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

In the ordinary course of business, the Company is involved in transactions with certain of its equity-method investees, primarily for the purchase of finished goods inventory. For the three and nine months ended September 30, 2023, the Company purchased $16.5 million and $54.5 million, respectively, from equity-method investees. As of September 30, 2023, approximately $22.5 million of purchases are reflected in finished goods inventory with accounts payable of $8.7 million related to such transactions.

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

No impairment indicators were identified during the nine months ended September 30, 2023.

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

ASC 852 prescribes that with the application of fresh-start accounting, the Company allocates its reorganization value to its individual assets based on their estimated fair values in conformity with ASC 805, Business Combinations. The reorganization value represents the fair value of the Successor Company’s assets before considering liabilities. As a result of the new basis accounting, the Predecessor Company retail segment goodwill of approximately $100.3 million as of September 30, 2023 was fully adjusted to a fair value of zero upon the emergence from bankruptcy.

Note 6 — Intangible Assets

Finite-Lived Intangible Assets: The Company’s finite-lived intangible assets primarily include franchise licenses that are amortized utilizing accelerated patterns based on the discounted cash flows that were used to value such assets, as well as customer relationships. As of September 30, 2023, December 31, 2022, and September 30, 2022, the net balance of our finite-lived intangible assets was $11.1 million, $13.3 million, and $19.5 million, respectively, and was recorded within Other intangible assets, net in our Condensed Consolidated Balance Sheets. For the three months ended September 30, 2023 and 2022, the amortization expense for finite-lived intangible assets was $0.8 million and $1.5 million, respectively. For the nine months ended September 30, 2023 and 2022, the amortization expense for finite-lived intangible assets was $2.5 million and $4.6 million, respectively. Estimated amortization expense for finite-lived intangible assets for each of the next five years will be approximately $2.6 million, $2.2 million, $1.9 million, $1.7 million, and $1.1 million, respectively.

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

Indefinite-Lived Intangible Assets (Trade Names): In addition to the Company’s finite-lived intangible assets, the Company has an indefinite-lived intangible asset for the Party City trade name. As of September 30, 2023, December 31, 2022, and September 30, 2022, the carrying values of the Company’s trade names were $94.7 million, $94.7 million, and $383.7 million, respectively.

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

No impairment indicators were identified during the nine months ended September 30, 2023.

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

The effective income tax rate for the nine months ended September 30, 2023 and 2022 was (0.2%) and 0.6%, respectively. The difference in the current year effective tax rate from the statutory rate of 21.0% is primarily due to the tax impact of non-deductible costs related to the bankruptcy filing and to the recording of a valuation allowance to reduce the total deferred tax assets to an amount that will, more-likely-than-not, be realized in the future.

The effective income tax rate for the three months ended September 30, 2023 and 2022 was (0.2%) and (56.3%), respectively. The current quarter tax rate is different from the statutory rate of 21.0% primarily due to the tax impact of non-deductible costs related to the bankruptcy filing and to the recording of a valuation allowance to reduce the total deferred tax assets to an amount that will, more-likely-than-not, be realized in the future.

Note 8 – Changes in Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income consisted of the following:

Three Months Ended September 30, 2023
(Dollars in thousands)	Foreign Currency Adjustments
Balance at June 30, 2023	$3,759
Other comprehensive loss, net of tax	(1,833)
Balance at September 30, 2023	$1,926

Three Months Ended September 30, 2022
(Dollars in thousands)	Foreign Currency Adjustments
Balance at June 30, 2022	$3,124
Other comprehensive loss, net of tax	(2,334)
Balance at September 30, 2022	$790

Nine Months Ended September 30, 2023
Foreign Currency Adjustments
Balance at December 31, 2022	$1,855
Other comprehensive income, net of tax	71
Balance at September 30, 2023	$1,926

Nine Months Ended September 30, 2022
(Dollars in thousands)	Foreign Currency Adjustments
Balance at December 31, 2022	$3,541
Other comprehensive loss, net of tax	(2,751)
Balance at September 30, 2022	$790

Note 9 – Segment Information

Industry Segments

The Company has two reportable operating segments: Wholesale and Retail. The Wholesale segment designs, manufactures, contracts for manufacture, and distributes party goods, including paper and plastic tableware, metallic and latex balloons, Halloween and other costumes, accessories, novelties, and stationery throughout the world. The Retail segment operates specialty retail party supply stores in North America, and it operates e-commerce websites, principally through the domain name partycity.com. The Company’s reportable operating segment data for the three and nine months ended September 30, 2023 and 2022 was as follows:

(Dollars in thousands)	Wholesale	Retail	Consolidated
Three Months Ended September 30, 2023
Net sales before eliminations	$250,431	$329,285	$579,716
Eliminations	(172,568)	—	(172,568)
Net sales	77,863	329,285	407,148
Gross profit	$10,911	$103,816	$114,727
Loss from operations	$(9,085)	$(45,393)	$(54,478)
Interest expense, net			9,875
Other (income), net			(1,312)
Reorganization items, net			27,776
Loss before income taxes			$(90,817)

(Dollars in thousands)	Wholesale	Retail	Consolidated
Three Months Ended September 30, 2022
Net sales before eliminations	$390,885	$394,880	$785,765
Eliminations	(283,574)	—	(283,574)
Net sales	107,311	394,880	502,191
Gross profit	$25,876	$132,572	$158,448
Loss from operations	$(278,150)	$(30,801)	$(308,951)
Interest expense, net			26,926
Other (income), net			(2,333)
Loss before income taxes			$(333,544)

(Dollars in thousands)	Wholesale	Retail	Consolidated
Nine Months Ended September 30, 2023
Net sales before eliminations	$663,144	$1,066,652	$1,729,796
Eliminations	(434,676)	—	(434,676)
Net sales	228,468	1,066,652	1,295,120
Gross profit	$31,247	$348,169	$379,416
Loss from operations	$(61,056)	$(101,289)	$(162,345)
Interest expense, net			30,946
Other (income), net			(2,889)
Reorganization items, net			85,264
Loss before income taxes			$(275,666)

(Dollars in thousands)	Wholesale	Retail	Consolidated
Nine Months Ended September 30, 2022
Net sales before eliminations	$934,142	$1,159,309	$2,093,451
Eliminations	(630,835)	—	(630,835)
Net sales	303,307	1,159,309	1,462,616
Gross profit	$70,338	$404,090	$474,428
Loss from operations	$(284,927)	$(33,410)	$(318,337)
Interest expense, net			74,505
Other (income), net			(4,336)
Loss before income taxes			$(388,506)

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

The carrying amounts for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, and other current liabilities approximated fair value at September 30, 2023 because of the short-term maturities of the instruments and/or their variable rates of interest.

The carrying amounts and fair values of the Company’s notes and senior notes as of September 30, 2023 are as follows:

	September 30, 2023
(Dollars in thousands)	Gross Carrying Amount	Fair Value
8.75% Senior Secured First Lien Notes – due 2026 (a)	$750,000	$110,970
6.125% Senior Notes – due 2023 (a)	22,924	126
6.625% Senior Notes – due 2026 (a)	92,254	705
First Lien Party City Notes – due 2025 (a)	161,669	19,253
First Lien Anagram Notes – due 2025	145,149	138,073
Second Lien Anagram Notes – due 2026	144,176	100,982

(a) Recorded within Liabilities Subject to Compromise in the Company’s Condensed Consolidated Balance Sheets as of September 30, 2023 and ultimately settled as part of the Company’s emergence from bankruptcy on October 12, 2023. See Notes 1 and 13 for more details.

The fair values represent Level 2 fair value measurements as the debt instruments trade in inactive markets. The carrying amounts for other debt instruments approximated fair value at September 30, 2023 based on the discounted future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturity.

Impairment of Long-Lived Assets

The fair value of the Company's long-lived assets is primarily calculated using a discounted cash-flow model directly associated with those assets, which consist principally of property and equipment and ROU assets. These assets are tested for impairment when events indicate that their carrying value may not be recoverable.

The Company performed periodic quantitative impairment assessments of its long-lived assets, inclusive of ROU assets and recorded impairment charges of $16.2 million and $0.4 million for the three months ended September 30, 2023 and 2022, respectively. Impairment charges were $58.8 million and $10.4 million for the nine months ended September 30, 2023 and 2022, respectively. Impairment charges were recorded in both the retail and wholesale segments. Refer to Note 3 for more information.

Impairment of Goodwill

To test for potential impairment of goodwill related to our wholesale and retail reporting units, the Company prepares an estimate of the fair value of these reporting units based on a combination of a market-based valuation method (utilizing earnings multiples of similarly situated guideline public companies) and an income approach that uses projected discounted cash flows.

In the third quarter of 2022, the Company performed an impairment assessment of its goodwill and recognized a non-cash pre-tax goodwill impairment charge of $288.4 million in the wholesale reporting unit in the third quarter of 2022. Refer to Note 5 for more information.

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

Basic and diluted loss per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share and per share data)	2023	2022	2023	2022
Net loss	$(90,972)	$(521,298)	$(276,109)	$(386,014)
Weighted-average number of common shares - basic and diluted	113,749,466	113,214,670	113,721,955	112,751,523
Net loss per share - basic and diluted	$(0.80)	$(4.60)	$(2.43)	$(3.42)

During the three and nine months ended September 30, 2023, 634,963 stock options and 4,349,942 restricted stock units were excluded from the calculation of net loss per share attributable to common shareholders of Party City Holdco Inc. – diluted as they were anti-dilutive. During the three and nine months ended September 30, 2022, 1,747,862 stock options and 7,501,758 restricted stock units were excluded from the calculation of net loss per share attributable to common shareholders of Party City Holdco Inc. – diluted as they were anti-dilutive.

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

As a result of the timing of the Company’s bankruptcy declaration, debt obligations excluding Anagram’s debt obligations, are recorded in Liabilities Subject to Compromise in the Condensed Consolidated Balance Sheets as of September 30, 2023 (see Note 2 for further details) and current liabilities as of December 31, 2022. As a result of the Specified Anagram Defaults, all of Anagram’s long-term debt has been classified as a current liability in the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022.

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

Outstanding borrowings under the Prepetition ABL Facility totaled $368.2 million, $361.7 million, and $445.0 million at September 30, 2023, December 31, 2022, and September 30, 2022, respectively. As a result of the Chapter 11 Cases, the remaining capacity under the Prepetition ABL Facility was terminated on January 17, 2023, and the full borrowed balance was recorded to Liabilities Subject to Compromise on the Condensed Consolidated Balance Sheets. Outstanding standby letters of credit totaled $40 million, $37.9 million at September 30, 2023, December 31, 2022 and $24.9 million at September 30, 2022, respectively. After considering borrowing base restrictions, as of December 31, 2022 and September 30, 2022, Holdings had available borrowing capacity under the terms of the facility $75.4 million and $77.3 million, respectively.

As of the Effective Date of the Plan, Prepetition ABL Facility borrowings of $368.2 million were deemed repaid and refinanced in full by the New ABL Facility discussed below.

Anagram ABL Credit Agreement

As of September 30, 2023, outstanding borrowings under the Anagram ABL Credit Agreement totaled $8 million and there was $4.5 million of availability under this facility. As of December 31, 2022, outstanding borrowings under the Anagram ABL Credit Agreement totaled $3 million and there was $11.4 million of availability under this facility. There were no amounts outstanding under the Anagram ABL Credit Agreement as of September 30, 2022.

For information regarding a subsequent event related to Anagram’s Chapter 11 Cases and the developments related to the Stalking Horse bid to acquire the Anagram, see “Note 1 - Description of Business - Subsequent Event - Anagram Bankruptcy, Deconsolidation, and Sale.”

Long-Term Obligations

Long-term obligations at September 30, 2023, December 31, 2022, and September 30, 2022 consisted of the following:

	September 30, 2023			December 31, 2022	September 30, 2022
(Dollars in thousands)	Principal Amount	Gross Carrying Amount	Net Carrying Amount	Net Carrying Amount	Net Carrying Amount
8.75% Senior Secured First Lien Notes – due 2026	$750,000	$750,000	$750,000	$736,506	$735,588
6.125% Senior Notes – due 2023	22,924	22,924	22,924	22,889	22,876
6.625% Senior Notes – due 2026	92,254	92,254	92,254	91,735	91,699
First Lien Party City Notes – due 2025	161,669	161,669	161,669	188,842	188,920
First Lien Anagram Notes – due 2025	127,826	145,149	145,149	146,872	147,987
Second Lien Anagram Notes – due 2026	108,369	144,176	144,176	143,705	142,779
Finance lease obligations	20	20	20	11,588	11,724
Total long-term obligations	1,263,062	1,316,192	1,316,192	1,342,137	1,341,573
Less: current portion	(236,215)	(289,345)	(289,345)	(1,331,003)	(23,388)
Less: amounts reclassified to liabilities subject to compromise	(1,026,847)	(1,026,847)	(1,026,847)	—	—
Long-term obligations, excluding current portion	$—	$—	$—	$11,134	$1,318,185

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

Note 14 – Revenue from Contracts with Customers

The following table summarizes revenue from contracts with customers for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Retail Net Sales	$329,285	$394,880	$1,066,652	$1,159,309
Wholesale Net Sales:
Domestic	$57,066	$64,960	$161,856	$191,776
International	20,797	42,351	66,612	111,531
Total Wholesale Net Sales	$77,863	$107,311	$228,468	$303,307
Total Consolidated Sales	$407,148	$502,191	$1,295,120	$1,462,616

*includes in-person and online sales

The Company maintains allowances for credit losses resulting from the inability of the Company’s customers to make required payments. Judgment is required in assessing the ultimate realization of these receivables, including consideration of the Company’s history of receivable write-offs, the level of past due accounts and the economic status of the Company’s customers. In an effort to identify adverse trends relative to customer economic status, the Company assesses the financial health of the markets it operates in and performs periodic credit evaluations of its customers and ongoing reviews of account balances and aging of receivables. Amounts are considered past due when payment has not been received within the time frame of the credit terms extended. Write-offs are charged directly against the allowance for credit losses and occur only after all collection efforts have been exhausted. At September 30, 2023, December 31, 2022, and September 30, 2022, the allowance for credit losses was $7.9 million, $9.2 million, and $7.3 million, respectively.

Note 15 – Condensed Combined Debtor-in-Possession Only Financial Statements

The financial statements below represent the unaudited condensed combined financial statements of the Debtors only as of and for the three and nine months ended September 30, 2023.

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

PARTY CITY HOLDCO INC.

CONDENSED COMBINED DEBTORS’ BALANCE SHEET

(Unaudited)

(In thousands)

September 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$95,471
Accounts receivable, net	63,563
Inventories, net	566,925
Prepaid expenses and other current assets	52,209
Income tax receivable	880
Total current assets	779,048
Property, plant and equipment, net	190,886
Operating lease asset	576,784
Goodwill	100,345
Trade names	94,680
Other intangible assets, net	8,528
Other assets, net	10,213
Total assets	$1,760,484
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Debtor-in-possession facility	$138,791
Accounts payable	69,016
Accrued expenses	189,776
Current portion of operating lease liability	502
Current portion of long-term obligations	21
Total current liabilities	398,106
Deferred income tax liabilities	7,961
Other long-term liabilities	200
Total long-term liabilities	8,161
Liabilities subject to compromise	2,275,713
Total liabilities	2,681,980
Commitments and contingencies
Stockholders’ equity:
Common stock	1,373
Additional paid-in capital	1,238,771
Accumulated deficit	(1,830,468)
Accumulated other comprehensive income	3,931
Total stockholders’ deficit before common stock held in treasury	(586,393)
Less: Common stock held in treasury, at cost	(335,103)
Total stockholders’ deficit	(921,496)
Total liabilities and stockholders’ deficit	$1,760,484

PARTY CITY HOLDCO INC.

CONDENSED COMBINED DEBTORS’ STATEMENT OF OPERATIONS

(Unaudited)

(In thousands)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023	2023
Net sales	$409,992	$1,184,756
Cost of sales	302,507	826,624
Gross profit	107,485	358,132
Selling, general and administrative expenses	143,611	442,072
(Gain) loss on sale of business	(186)	14,276
Store and other long-lived asset impairments	16,220	58,811
Loss from operations	(52,160)	(157,027)
Interest expense, net (excludes contractual interest of $32,185 and $78,909 for the three and nine months ended September 30, 2023, respectively)	6,668	20,351
Other income, net	(1,044)	(2,501)
Reorganization items, net	27,776	85,264
Loss before income taxes	(85,560)	(260,141)
Income tax expense	271	818
Net loss	$(85,831)	$(260,959)

PARTY CITY HOLDCO INC.

CONDENSED COMBINED DEBTORS’ STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

Nine Months Ended September 30,
2023
Cash flows used in operating activities:
Net loss	$(260,959)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	39,190
Non-cash reorganization items, net	438
Amortization of deferred financing costs and original issuance discounts	233
Provision for doubtful accounts	1,266
Deferred income tax	(1,845)
Change in operating lease liability/asset	(12,672)
Undistributed income in equity method investments	(1,408)
Loss on sale of business	14,276
Loss on disposal of assets	46
Store and other long-lived asset impairments	58,810
Stock-based compensation	3,176
Changes in operating assets and liabilities:
Increase in accounts receivable	(7,385)
Decrease in inventories	10,084
Decrease in prepaid expenses and other current assets	(816)
Increase in accounts payable, accrued expenses and income taxes payable	66,416
Net cash used in operating activities	(91,150)
Cash flows used in investing activities:
Capital expenditures	(16,654)
Proceeds from sale of business and assets, net of cash relinquished	1,049
Net cash used in investing activities	(15,605)
Cash flows provided by financing activities:
Repayment of loans, notes payable and long-term obligations	(11,882)
Proceeds from loans, notes payable and long-term obligations	176,031
Adequate protection payments	(19,481)
Treasury stock purchases	(188)
Net cash provided by financing activities	144,480
Effect of exchange rate changes on cash and cash equivalents	247
Net increase in cash and cash equivalents and restricted cash	37,972
Cash and cash equivalents and restricted cash at beginning of period	57,499
Cash and cash equivalents and restricted cash at end of period	$95,471

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

Our retail segment generates revenue primarily through the sale of our party supplies, which are sold under the Amscan and Costumes USA brand names through Party City and partycity.com. For the nine months ended September 30, 2023, 81.1% of the product that was sold by our retail segment was supplied by our wholesale segment and 27.5% of that product was self-manufactured.

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

	Nine Months ended September, 30		Last 12 Months
	2023	2022

Store Count
Corporate Stores:
Beginning of period	775	759	761
New stores opened	—	7	4
Acquired	—	1	10
Closed	(53)	(6)	(53)
End of period	722	761	722
Franchise Stores
Beginning of period	59	72	69
Sold to Party City	—	(1)	(10)
Closed	(5)	(2)	(5)
End of period	54	69	54
Grand Total	776	830	776

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

	Three months ended September 30,
	2023	2022
Wholesale Share of Shelf (a)	81.6%	79.2%
Manufacturing Share of Shelf (b)	20.0%	25.8%
	Three months ended September 30,
	2023	2022
Brand comparable sales (c)	17.8%	(3.2)%

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

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

The following table sets forth the Company’s operating results and operating results as a percentage of total net sales for the three months ended September 30, 2023 and 2022.

	Three Months Ended September 30,
	2023		2022
	(Dollars in thousands, except per share data)
Net sales	$407,148	100.0%	$502,191	100.0%
Cost of sales	292,421	71.8	343,743	68.4
Gross profit	114,727	28.2	158,448	31.6
Selling, general and administrative expenses	153,171	37.6	178,551	35.6
Gain on sale of business	(186)	0.0	—	—
Store and other long lived asset impairments	16,220	4.0	425	0.1
Goodwill impairments	—	—	288,423	57.4
Loss from operations	(54,478)	(13.4)	(308,951)	(61.5)
Interest expense, net	9,875	2.4	26,926	5.4
Other income, net	(1,312)	(0.3)	(2,333)	(0.5)
Reorganization items, net	27,776	6.8	—	—
Loss before income taxes	(90,817)	(22.3)	(333,544)	(66.4)
Income tax expense	155	0.0	187,754	37.4
Net loss	$(90,972)	(22.3)%	$(521,298)	(103.8)%
Net loss per share – basic and diluted	$(0.80)		$(4.60)

The following is a reconciliation of net loss to Adjusted EBITDA for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022
(Dollars in thousands)
Net loss	$(90,972)	$(521,298)
Interest expense, net	9,875	26,926
Income tax expense	155	187,754
Depreciation and amortization	13,642	15,206
EBITDA	(67,300)	(291,412)
Reorganization items, net (a)	27,776	—
Goodwill and other long-lived assets impairment (b)	16,219	288,848
Closed store expense (c)	2,024	745
Foreign currency (gains), net	(276)	(1,218)
Stock-based compensation - employee (d)	817	1,917
Undistributed loss in equity method investments	(896)	(915)
Anagram (subsidiary) advisory fees (e)	4,580	—
Business process optimization professional fees (f)	—	604
Gain on sale of assets (g)	(186)	—
Rent adjustment (h)	—	3,235
Other	526	552
Adjusted EBITDA	$(16,716)	$2,356
Adjusted EBITDA Margin	(4.1)%	0.5%
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
(f)
Professional fees incurred related to business process optimization in 2022.
(g)
Loss on the sale of Granmark, which is a party goods manufacturer located in Mexico that was sold in April 2023.
(h)
The rent adjustment reflects the difference between accounting for rent and landlord incentives in accordance with GAAP and the Company’s actual cash outlay.

Sales

Total net sales for the third quarter of 2023 were $407.1 million and were $95.1 million, or 18.9%, lower than the same period in 2022. The following table sets forth the Company’s total net sales for the three months ended September 30, 2023 and 2022.

	Three Months Ended September 30,
	2023		2022
	Dollars in Thousands	Percentage of Net sales	Dollars in Thousands	Percentage of Net sales
Net sales:
Wholesale	$250,431	61.5%	$390,885	77.8%
Eliminations	(172,568)	(42.4)	(283,574)	(56.4)
Net Wholesale	77,863	19.1	107,311	21.4
Retail	329,285	80.9	394,880	78.6
Total net sales	$407,148	100.0%	$502,191	100.0%

Retail

Retail net sales during the third quarter of 2023 were $329.3 million and were $65.6 million, or 16.6%, lower than during the third quarter of 2022, principally due to permanent store closures and a decline in sales transactions.

Same-store sales for the Party City brand (including North American retail e-commerce sales) decreased by 12.0% during the third quarter of 2023 compared to the third quarter of 2022, principally due to declines in seasonal category sales of 17.1% and Everyday category sales of 10.8%. Everyday category decline was driven by birthday and entertaining products. Seasonal category experienced softness in Halloween. Same-store sales transactions declined 11.4% in the quarter.

Wholesale

Wholesale net sales during the third quarter of 2023 totaled $77.9 million and were $29.4 million, or 27.4%, lower than the third quarter of 2022. This decrease was principally due to the Granmark divestiture, the operation of fewer franchise stores, and a decrease in Halloween sales to third parties, due to recent declines in consumer spending and high level of carryover from prior year.

Gross Profit

The following table sets forth the Company’s gross profit for the three months ended September 30, 2023 and 2022.

	Three Months Ended September 30,
	2023		2022
	Dollars in Thousands	Percentage of Net Sales	Dollars in Thousands	Percentage of Net Sales
Retail gross profit	$103,816	31.5%	$132,572	33.6%
Wholesale gross profit	10,911	14.0	25,876	24.1
Total gross profit	$114,727	28.2%	$158,448	31.6%

The gross profit margin on net sales at Retail during the third quarter of 2023 was 31.5% or 210 basis points lower than during the corresponding quarter of 2022. The decrease was primarily driven by a deleverage of occupancy costs on lower sales volume and liquidation sales from stores closed during the year, partially offset by a reduction in freight rates and lower website sales. Our manufacturing share of shelf (i.e., the percentage of our retail product cost of sales manufactured by our Wholesale segment) of 24.9% during the third quarter of 2023 was 0.9% lower as compared to the third quarter of 2022. Our wholesale share of shelf at our Party City stores and our North American retail e-commerce operations (i.e., the percentage of our retail product cost of sales supplied by our wholesale segment) was 80.4% during the third quarter of 2023 or 1.2% higher than during the third quarter of 2022.

The gross profit margin on net sales at Wholesale during the third quarters of 2023 and 2022 was 14% and 24.1%, respectively. This decrease was primarily due to deleverage on lower sales volume, the divestiture of Granmark, and higher materials costs, partially offset by lower freight costs.

Selling, general and administrative expenses

Selling, general and administrative expenses during the third quarter of 2023 totaled $153.2 million and were $25.4 million, or 14.2%, lower than in the third quarter of 2022. The decrease was primarily driven by lower labor and other store-related variable costs largely as a result of reduced store count as well as other cost containment measures enacted by management in the wake of declining sales results to-date in 2023. The decrease in selling, general and administrative expenses is also attributable to lower professional fees, information technology costs, and lower corporate compensation costs emanating from headcount reductions initiated in the fourth quarter of 2022, as well as the Granmark divestiture.

Store and other long-lived asset impairments

Store and other long-lived asset impairments totaled $16.2 million and $0.4 million for the three months ended September 30, 2023 and 2022, respectively, primarily due to store impairments driven by a decline in expected future store cash flow projections due in large part to store closures.

Goodwill impairments

There were no goodwill impairments in the third quarter of 2023. For the quarter ended September 30, 2022, the Company recognized a non-cash pre-tax goodwill impairment charge of $288.4 million in the wholesale reporting unit.

Interest expense, net

Interest expense, net, totaled $9.9 million during the third quarter of 2023, compared to $26.9 million during the third quarter of 2022. The decrease was primarily driven by the automatic stay placed on the Company’s debt instruments and related interest, excluding Anagram debt instruments, as part of the bankruptcy proceedings, partially offset by Debtor In-Possession (DIP) Facility interest recorded in the current quarter.

Other income, net

For the third quarter of 2023 and 2022, other income, net, totaled $1.3 million and $2.3 million, respectively. The change was primarily due to the impact of foreign currency.

Reorganization items, net

Reorganization items, net includes any incremental expenses, revenues, gains, and losses incurred or realized as of or subsequent to the PCHI bankruptcy petition date (January 17, 2023) as a direct result of bankruptcy. For the three months ended September 30, 2023, reorganization items, net totaled $27.8 million and was composed of the following:

(Dollars in thousands)	Three months ended September 30, 2023
Professional fees and other bankruptcy related costs	$18,070
Debtor-in-possession financing costs	—
Rights Offering backstop commitment costs	11,538
Employee retention costs	2,270
Net gain on lease rejections	(4,102)
Total Reorganization items, net	$27,776

Income tax expense

The effective income tax rate for the three months ended September 30, 2023 of (0.2%) is different from the statutory rate of 21.0% primarily due to the tax impact of non-deductible costs related to the bankruptcy filing and to the recording of a valuation allowance to reduce the total deferred tax assets to an amount that will, more-likely-than-not, be realized in the future.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

The following table sets forth the Company’s operating results and operating results as a percentage of total net sales for the nine months ended September 30, 2023 and 2022.

	Nine months ended September 30,
	2023		2022
	(Dollars in thousands, except per share data)
Net sales	$1,295,120	100.0%	$1,462,616	100.0%
Cost of sales	915,704	70.7	988,188	67.6
Gross profit	379,416	29.3	474,428	32.4
Selling, general and administrative expenses	468,674	36.2	493,934	33.8
Loss on sale of business	14,276	1.1	—	—
Store and other long lived asset impairments	58,811	4.5	10,408	0.7
Goodwill impairments	—	0.0	288,423	19.7
Loss from operations	(162,345)	(12.5)	(318,337)	(21.8)
Interest expense, net	30,946	2.4	74,505	5.1
Other income, net	(2,889)	(0.2)	(4,336)	(0.3)
Reorganization items, net	85,264	6.6	—	—
Loss before income taxes	(275,666)	(21.3)	(388,506)	(26.6)
Income tax expense	443	0.0	(2,492)	(0.2)
Net loss	$(276,109)	(21.3)%	$(386,014)	(26.4)%
Net loss per share – basic and diluted	$(2.43)		$(3.42)

The following is a reconciliation of net loss to Adjusted EBITDA for the nine months ended September 30, 2023 and 2022:

	Nine months ended September 30,
	2023	2022
(Dollars in thousands)
Net loss	$(276,109)	$(386,014)
Interest expense, net	30,946	74,505
Income tax expense (benefit)	443	(2,492)
Depreciation and amortization	43,359	46,812
EBITDA	(201,361)	(267,189)
Reorganization items, net (a)	85,264	—
Goodwill and other long-lived assets impairment (b)	58,811	298,831
Closed store expense (c)	10,484	3,454
Foreign currency (gains), net	(1,377)	(1,746)
Stock-based compensation - employee (d)	3,176	5,847
Undistributed loss in equity method investments	(1,668)	(2,354)
Anagram (subsidiary) advisory fees (e)	11,033	—
Pre-petition bankruptcy-related professional fees (f)	11,790	—
Business process optimization professional fees (g)	—	1,808
Loss on sale of business (h)	14,276	—
Rent adjustment (i)	—	9,616
Other	1,841	3,320
Adjusted EBITDA	$(7,731)	$51,587
Adjusted EBITDA Margin	(1.6)%	2.8%

(a)
Incremental expenses, gains, and losses incurred or realized as of or subsequent to the PCHI bankruptcy petition date (January 17, 2023) and on or before the bankruptcy emergence date (October 12, 2023) as a direct result of bankruptcy.
(b)
Composed of store and other asset impairment charges.
(c)
Charges incurred related to closing stores.
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
(g)
Professional fees incurred related to business process optimization in 2022.
(h)
Loss on the sale of Granmark, which is a party goods manufacturer located in Mexico that was sold in April 2023.
(i)
The rent adjustment reflects the difference between accounting for rent and landlord incentives in accordance with GAAP and the Company’s actual cash outlay.

Sales

Total net sales for the first nine months of 2023 were $1,295.1 million and were $167.5 million, or 11.5%, lower than the first nine months of 2022. The following table sets forth the Company’s total net sales for the nine months ended September 30, 2023 and 2022.

	Nine months ended September 30,
	2023		2022
	Dollars in Thousands	Percentage of Net sales	Dollars in Thousands	Percentage of Net sales
Net sales:
Wholesale	$663,144	51.2%	$934,142	63.9%
Eliminations	(434,676)	(33.6)	(630,835)	(43.2)
Net Wholesale	228,468	17.6	303,307	20.7
Retail	1,066,652	82.4	1,159,309	79.3
Total net sales	$1,295,120	100.0%	$1,462,616	100.0%

Retail

Retail net sales during the first nine months of 2023 were $1,066.7 million and were $92.6 million, or 8.0%, lower than during the first nine months of 2022, principally due to permanent store closures and a decline in sales transactions.

Same-store sales for the Party City brand (including North American retail e-commerce sales) decreased by 6.3% during the first nine months of 2023 compared to the 2022, principally due to declines in Everyday category sales of 6.6% and weakness in Seasonal categories down 4.5%. Everyday category softness was driven by declines in birthday and candy products. Seasonal category experienced softness in Halloween, partially offset by an increase in sports. Same store sales transactions declined 7.8% for the nine months ended September 30, 2023 when compared to the prior year.

Wholesale

Wholesale net sales during the first nine months of 2023 totaled $228.5 million and were $74.8 million, or 24.7%, lower than the first nine months of 2022. This decrease was principally due to the Granmark divestiture, a decline in Anagram sales, and heavier customer in-stock positions in 2023.

Gross Profit

The following table sets forth the Company’s gross profit for the nine months ended September 30, 2023 and 2022.

	Nine months ended September 30,
	2023		2022
	Dollars in Thousands	Percentage of Net Sales	Dollars in Thousands	Percentage of Net Sales
Retail gross profit	$348,169	32.6%	$404,090	34.9%
Wholesale gross profit	31,247	13.7	70,338	23.2
Total gross profit	$379,416	29.3%	$474,428	32.4%

The gross profit margin on net sales at Retail during the first nine months of 2023 was 32.6% or 230 basis points lower than during the corresponding months of 2022. The change was primarily driven by a deleverage of occupancy costs on lower sales volume and liquidation sales from stores closed during the year. Our manufacturing share of shelf (i.e., the percentage of our retail product cost of sales manufactured by our wholesale segment) of 27.5% during the first nine months of 2023 was 1.4% lower as compared to the first nine months of 2022. Our wholesale share of shelf at our Party City stores and our North American retail e-commerce operations (i.e., the percentage of our retail product cost of sales supplied by our wholesale segment) was 81.1% during the first nine months of 2023 or 2.6% higher than during the first nine months of 2022.

The gross profit margin on net sales at Wholesale during the first nine months of 2023 and 2022 was 13.7% and 23.2%, respectively. This decrease is primarily due to deleverage on lower sales volume, channel mix driven by a decline in Anagram balloon sales, deleverage of fixed expenses from lower manufacturing and distribution facility usage, and higher commodity prices, partially offset by improved supply chain costs.

Selling, general and administrative expenses

Selling, general and administrative expenses during the first nine months of 2023 totaled $468.7 million and were $25.2 million, or 5.1%, lower than in the first nine months of 2022. The decrease was primarily driven by lower labor and other store-related variable costs largely as a result of reduced store count as well as other cost containment measures enacted by management in the wake of declining sales results to-date in 2023, as well as lower advertising costs. The decrease in selling, general and administrative expenses is also attributable to lower professional fees, information technology costs, and corporate compensation costs emanating from headcount reductions initiated in the fourth quarter of 2022, as well as the Granmark divestiture.

Store and other long-lived asset impairments

For the nine months ended September 30, 2023, store and other long-lived asset impairments totaled $58.8 million, which primarily included store impairment charges of $32.1 million attributable to vacated stores and a decrease in expected future store cash flow projections and a $21.8 million charge related to the early termination of the lease for our online sales distribution center in Naperville, Illinois. For the nine months ended September 30, 2022, store and other long-lived asset impairments were $10.4 million and included charges related to the closures of certain office space, stores, and a manufacturing facility in New Mexico.

Goodwill, intangible asset impairments

There was no goodwill or intangible asset impairments in the first nine months of 2023. The Company recognized a non-cash pre-tax goodwill impairment charge of $288.4 million in the wholesale reporting unit recognized for the nine months ended September 30, 2022.

Interest expense, net

Interest expense, net, totaled $30.9 million during the first nine months of 2023, compared to $74.5 million during the first nine months of 2022. The decrease was primarily driven by the automatic stay placed on the Company’s debt instruments and related interest, excluding Anagram debt instruments, as part of the bankruptcy proceedings, partially offset by DIP Facility interest recorded in the current year-to-date period.

Other income, net

For the first nine months of 2023 and 2022, other income, net, totaled $2.9 million and $4.3 million, respectively. The change is primarily due to lower income from equity method investments and foreign currency adjustments.

(Gain) loss on sale of business

On April 18, 2023, we sold our equity interests in Granmark for $5.4 million and recognized a loss of $14.3 million in our year-to-date results. Granmark is a party goods manufacturer located in Mexico that was part of our wholesale segment. There were no comparable divestitures for the nine months ended September 30, 2022.

Reorganization items, net

For the nine months ended September 30, 2023, reorganization items, net totaled $85.3 million and was composed of the following:

(Dollars in thousands)	Nine months ended September 30, 2023
Professional fees and other bankruptcy related costs	$74,003
Debtor-in-possession financing costs	33,494
Deferred financing costs write-off on debt subject to compromise	16,998
Rights Offering backstop commitment costs	11,538
Employee retention costs	6,927
Debt adjustments	(27,160)
Net gain on lease rejections	(30,536)
Total Reorganization items, net	$85,264

Income tax benefit

The effective income tax rate for the nine months ended September 30, 2023 of (0.2%), is different from the statutory rate of 21.0% primarily due to the tax impact of non-deductible costs related to the bankruptcy filing and to the recording of a valuation allowance to reduce the total deferred tax assets to an amount that will, more-likely-than-not, be realized in the future.

Cash Flow Data – Nine Months Ended September 30, 2023 Compared with Nine Months Ended September 30, 2022

Net cash used in operating activities totaled $81 million during the nine months ended September 30, 2023, compared to $286.4 million during the nine months ended September 30, 2022. The decrease in cash used in operating activities as compared to the prior year is primarily attributable to lower inventory purchases and a decrease in accounts payable payments, which was due in part to the Chapter 11 Cases.

Net cash used in investing activities totaled $18.1 million during the nine months ended September 30, 2023, as compared to $74.5 million during the nine months ended September 30, 2022. The decrease in cash used in investing activities as compared to the prior year is primarily due to lower capital expenditures in the current year due to tighter management over spending. Capital expenditures during the nine months ended September 30, 2023 and 2022 were $19.3 million and $76.0 million, respectively.

Net cash provided by financing activities was $149.5 million during the nine months ended September 30, 2023 compared to net cash provided by financing activities of $343 million during the nine months ended September 30, 2022. The variance when compared to the prior year was principally due to lower net debt borrowings under the Prepetition ABL Facility in the current year, partially offset by borrowings under the DIP Facility.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of the quarter ended September 30, 2023 our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting as described below.

Notwithstanding the conclusion by our Chief Executive Officer and our Chief Financial Officer that our disclosure controls and procedures as of September 30, 2023 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described below, based on additional procedures and post-closing review, we believe the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects the financial condition, results of operations, and cash flows of the Company for the periods presented in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

Information in response to this Item is incorporated herein by reference from Note 10 –Commitments and Contingencies, to our condensed consolidated financial statements in this Quarterly Report.

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

* Filed herewith

** Furnished herewith

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